Form 10-Q
period 1998-06-30
NEFF CORP
filed 1998-08-12
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended: June 30, 1998

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number: 001-14145


                                   NEFF CORP.
                                  -----------
             (Exact Name of registrant as specified in its charter)


                      DELAWARE                           65-0626400
                      --------                           ----------
             (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)               I.D. No.)


                  3750 N.W. 87th Avenue, Miami, Florida 33178
                  -------------------------------------------
              (Address or principal executive offices) (Zip Code)

                                 (305) 513-3350
                                 --------------
              (Registrant's telephone number, including area code)

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at August 10, 1998.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                   NEFF CORP.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      June 30,   December 31,
                                                                       1998         1997
                                                                     ----------  ------------
                                                                    (Unaudited)
                                     Assets
Cash and cash equivalents ......................................     $   3,480   $     2,885
Accounts receivable, net of allowance for doubtful accounts of
 $1,980 in 1998 and $1,092 in 1997 .............................        53,603        25,007
Inventories ....................................................        30,729        11,312
Rental equipment, net ..........................................       312,556       179,547
Property and equipment, net ....................................        40,505        23,737
Goodwill, net ..................................................        87,711        29,444
Deferred tax asset, net ........................................         3,791            --
Prepaid expenses and other assets ..............................         7,839         8,858
                                                                     ----------  -----------
          Total assets .........................................     $ 540,214   $   280,790
                                                                     =========   ===========

             Liabilities and Common Stockholders' Equity (Deficit)
Liabilities
     Accounts payable ..........................................     $  30,068   $    10,871
     Accrued expenses ..........................................        25,198        11,248
     Senior credit facility ....................................       259,770       161,825
     Senior subordinated notes .................................       100,000            --
     Term loan payable .........................................            --        49,916
     Notes payable .............................................        15,112        14,462
     Capitalized lease obligations .............................         1,884         2,320
     Deferred income taxes .....................................            --         1,136
                                                                     ----------  -----------
          Total liabilities ....................................       432,032       251,778
                                                                     ----------  -----------
Redeemable preferred stock .....................................            --        53,747
                                                                     ----------  -----------
Commitments and contingencies ..................................            --            --
                                                                     ----------  -----------
Minority interest ..............................................        12,037            --
                                                                     ----------  -----------
Common stockholders' equity (deficit)
     Class A Common Stock, $.01 par value; 100,000 shares
     authorized; 16,065 and 8,465 shares issued and
     outstanding in 1998 and 1997, respectively ................           161            85
     Class B Special Common Stock, $.01 par value, liquidation
     preference $11.67; 20,000 shares authorized; 5,100 shares
     issued and outstanding ....................................            51            --
Additional paid-in capital .....................................       128,898            --
Accumulated deficit ............................................       (32,965)      (24,820)
                                                                     ---------   -----------
          Total common stockholders' equity (deficit) ..........        96,145       (24,735)
                                                                     ---------   -----------
          Total liabilities and common stockholders' equity
           (deficit) ...........................................     $ 540,214   $   280,790
                                                                     =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                        For the Three Months Ended
                                                        --------------------------
                                                         June 30,         June 17,
                                                          1998              1997
                                                        --------          --------
Revenues
     Rental revenue .................................   $ 40,507          $ 11,010
     Equipment sales ................................     24,224            10,949
     Parts and service ..............................      9,486             5,123
                                                        --------          --------
          Total revenues ............................     74,217            27,082
                                                        --------          --------
Cost of revenues
     Cost of equipment sold .........................     18,815             8,347
     Depreciation of rental equipment ...............     13,522             3,055
     Maintenance of rental equipment ................      9,852             2,665
     Cost of parts and service ......................      6,863             3,080
                                                        --------          --------
          Total cost of revenues ....................     49,052            17,147
                                                        --------          --------
Gross profit ........................................     25,165             9,935
                                                        --------          --------
Other operating expenses
     Selling, general and administrative expenses ...     13,169             7,639
     Other depreciation and amortization ............      2,087               341
     Officer stock option compensation ..............      3,198                --
                                                        --------          --------
          Total other operating expenses ............     18,454             7,980
                                                        --------          --------
Income from operations ..............................      6,711             1,955
                                                        --------          --------
Other expenses
     Interest expense ...............................      7,692             1,584
     Amortization of debt issue costs ...............        922               197
                                                        --------          --------
          Total other expenses ......................      8,614             1,781
                                                        --------          --------
Income (loss) before income taxes and extraordinary
 item ...............................................     (1,903)              174
(Provision for) benefit from income taxes ...........        714               (37)
                                                        --------          --------
Income (loss) before extraordinary item .............     (1,189)              137
Extraordinary loss, net of income taxes .............     (2,675)               --
                                                        --------          --------
Net income (loss) ...................................   $ (3,864)         $    137
                                                        ========          ========
Basic and diluted earnings per common share
Income (loss) before extraordinary item .............   $  (0.24)         $  (0.20)
Extraordinary loss, net .............................      (0.15)               --
                                                        --------          --------
Net income (loss) ...................................   $  (0.39)         $  (0.20)
                                                        ========          ========
Weighted average common shares outstanding
     (basic and diluted) ............................     17,410             8,465
                                                        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                         For the Six Months Ended
                                                        --------------------------
                                                         June 30,         June 17,
                                                          1998              1997
                                                        --------          --------
Revenues
     Rental revenue .................................   $ 70,430          $ 19,902
     Equipment sales ................................     47,672            21,454
     Parts and service ..............................     18,480            10,082
                                                        --------          --------
          Total revenues ............................    136,582            51,438
                                                        --------          --------
Cost of revenues
     Cost of equipment sold .........................     35,514            17,161
     Depreciation of rental equipment ...............     24,843             7,498
     Maintenance of rental equipment ................     18,120             4,495
     Cost of parts and service ......................     12,859             6,081
                                                        --------          --------
          Total cost of revenues ....................     91,336            35,235
                                                        --------          --------
Gross profit ........................................     45,246            16,203
                                                        --------          --------
Other operating expenses
     Selling, general and administrative expenses ...     25,194            11,608
     Other depreciation and amortization ............      3,836               690
     Officer stock option compensation ..............      3,198                --
                                                        --------          --------
          Total other operating expenses ............     32,228            12,298
                                                        --------          --------
Income from operations ..............................     13,018             3,905
                                                        --------          --------
Other expenses
     Interest expenses...............................     15,248             2,947
     Amortization of debt issue costs ...............      2,787               384
                                                        --------          --------
          Total other expenses ......................     18,035             3,331
                                                        --------          --------
Income (loss) before income taxes and extraordinary
 item ...............................................     (5,017)              574
(Provision for) benefit from income taxes ...........      1,882              (187)
                                                        --------          --------
Income (loss) before extraordinary item .............     (3,135)              387
Extraordinary loss, net of income taxes .............     (2,675)               --
                                                        --------          --------
Net income (loss) ...................................   $ (5,810)         $    387
                                                        ========          ========
Basic and diluted earnings per common share
Income (loss) before extraordinary item .............   $  (0.68)         $  (0.39)
Extraordinary loss, net .............................      (0.15)               --
                                                        --------          --------
Net income (loss) ...................................   $  (0.83)         $  (0.39)
                                                        ========          ========
Weighted average common shares outstanding
     (basic and diluted) ............................     13,161             8,465
                                                        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
               STATEMENT OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (in thousands)


                                      Common Stock A   Common Stock B   Additional
                                      ---------------- ---------------   Paid-in     Accumulated
                                      Shares   Amount  Shares   Amount   Capital       Deficit        Total
                                      ------   ------  ------   ------   ---------   ------------   ---------
Balance, December 31, 1997 ........    8,465   $   85      --       --          --   $   (24,820)   $ (24,735)
Net loss ..........................       --       --      --       --          --        (5,810)      (5,810)
Preferred stock dividends accrued-
 Series B and C ...................       --       --      --       --          --          (736)        (736)
Accretion of Series A, B and C
     Preferred Stock ..............       --       --      --       --          --        (1,325)      (1,325)
Exchange of Preferred Stock
     Series B and C for Class B
     Common Stock .................       --       --   6,000   $   60    $ 44,876            --       44,936
Conversion of Class B
     Common Stock to Class A
      Common Stock ................      900        9    (900)      (9)         --            --           --
Preferred stock dividends accrued-
     Series A .....................       --       --      --       --          --          (274)        (274)
Net proceeds from Common Stock
 offering .........................    6,700       67      --       --      86,790            --       86,857
Redemption of Series A
     Preferred Stock ..............       --       --      --       --      (2,768)           --       (2,768)
                                      ------   ------  ------   ------   ---------   ------------   ---------
Balance, June 30, 1998 ............   16,065   $  161   5,100   $   51    $128,898   $   (32,965)   $  96,145
                                      ======   ======   =====   ======    ========   ===========    =========










The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                           For the Six Months Ended
                                                           ------------------------
                                                           June 30,       June 17,
                                                             1998           1997
                                                           --------       --------
Cash Flows from Operating Activities
Net income (loss) ....................................     $ (5,810)      $    387
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities
     Depreciation and amortization ...................       31,466          8,572
     Officer stock option compensation ...............        3,198             --
     Gain on sale of equipment .......................       (9,356)        (3,884)
     Extraordinary loss on debt extinguishment .......        2,675             --
     Provision for (benefit from) deferred income taxes      (1,882)           187
Changes in operating assets and liabilities
     Accounts receivable .............................       (7,932)        (2,212)
     Inventories .....................................       (3,118)        (5,198)
     Other assets ....................................         (740)        (2,771)
     Accounts payable and accrued expenses ...........       15,774          5,100
     Other ...........................................           --           (315)
                                                           --------       --------
     Net cash provided by (use for)operating activities      24,275           (134)
                                                           --------       --------
Cash Flows from Investing Activities
Purchases of equipment ...............................     (101,597)       (47,873)
Proceeds from sale of rental equipment ...............       31,576         10,815
Purchases of property and equipment ..................       (8,231)       (13,300)
Cash paid for acquisitions ...........................     (144,890)            --
Other ................................................          573             --
                                                           --------       --------
     Net cash used in investing activities ...........     (222,569)       (50,358)
                                                           --------       --------
Cash Flows from Financing Activities
Debt issue costs .....................................       (5,072)          (144)
Net borrowings under Senior Credit Facility ..........       97,944         32,820
Borrowings (repayments) under capitalized lease
 obligations .........................................         (436)         1,177
Proceeds from issuance of Senior Subordinated Notes ..       97,000             --
Proceeds from common stock offering ..................       86,857             --
Net borrowings (repayments) under term loan ..........      (49,916)            --
Net borrowings (repayments) under  notes and mortgages
 payable .............................................      (13,573)        19,066
Redemption of Series A Preferred Stock ...............      (13,915)            --
Distribution to stockholders .........................           --         (4,291)
                                                           --------       --------
     Net cash provided by financing activities .......      198,889         48,628
                                                           --------       --------
Net increase (decrease) in cash and cash equivalents .          595         (1,864)
Cash and cash equivalents, beginning of period .......        2,885          4,989
                                                           --------       --------
Cash and cash equivalents, end of period .............     $  3,480       $  3,125
                                                           ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                  (unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

     The accompanying interim consolidated financial data are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

     The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 appearing in the Company's Registration Statement on Form S-1, as amended, and filed with the Securities and Exchange Commission.

NOTE 2 - FISCAL QUARTERS

     Effective October 1, 1997, the Company changed its fiscal reporting periods to calendar quarters. Prior to October 1997, the Company's fiscal quarters were based on three four-week periods.

NOTE 3 - CHANGE IN ACCOUNTING POLICIES

     During the first quarter of 1998, the Company adopted Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income. The adoption of SFAS 130 had no effect on the Company's consolidated financial statements.

NOTE 4 - ACQUISITIONS

     During January 1998, the Company acquired substantially all of the assets of Richbourg's Sales and Rentals, Inc. ("Richbourg") for approximately $100 million. Richbourg has rental equipment operations similar to the Company's with 15 locations in three states. In connection with this acquisition, the Company amended its Senior Credit Facility and executed a $100 million term loan (the "Richbourg Term Loan") with terms and requirements similar to the Company's Senior Credit Facility (See Note 6). This transaction was accounted for under the purchase method. In connection with this purchase, goodwill of approximately $40.8 million was recorded.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                  (unaudited)


     During May and June 1998, the Company acquired three equipment rental companies for an aggregate purchase price of approximately $9.3 million. These businesses have a total of three equipment rental locations in California, Florida and Texas. Each of these transactions was accounted for under the purchase method. In connection with these purchases, goodwill of approximately $4.6 million was recorded.

     On June 30, 1998, the Company acquired 65% of the outstanding stock of Sullair Argentina Sociedad Anonima ("S.A. Argentina"), for approximately $36.1 million and earn-out payments equal to 83% of S. A. Argentina's net income for 1998 and 1999, with such earn-out payments not to exceed $12.6 million in the aggregate. S.A. Argentina rents and sells industrial and construction equipment throughout South America. In connection with this purchase, goodwill of approximately $14.0 million was recorded.

     The following pro forma information has been prepared to reflect the Industrial Equipment Rentals, Inc. (August 1997) and Richbourg (January 1, 1998) acquisitions as if they were consummated on January 1, 1997, after giving effect to certain pro forma adjustments described below (in thousands):

                                       Three Months Ended      Six Months Ended
                                         June 17, 1997          June 17, 1997
                                       -----------------       ----------------
     Revenues ......................   $         45,789        $         86,948
                                       ================        ================
     Net (loss) income .............   $            287        $           (646)
                                       ================        ================
     Basic and diluted earnings
      per common share .............   $          (0.19)       $          (0.52)
                                       ================        ================

     Pro forma adjustments reflect amortization of intangible assets, depreciation of property and equipment and increased interest on borrowings to finance the acquisitions. The unaudited pro forma information is based upon certain assumptions and estimates and does not necessarily represent operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor is it necessarily indicative of expected future operating results.

NOTE 5 - COMMON STOCK

     During May 1998, the Company consummated its initial public offering (the "Offering") of 6.7 million shares of Class A Common Stock at $14 per share. The Company received net proceeds of approximately $86.9 million.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                  (unaudited)

NOTE 6 - DEBT

     During May 1998, the Company completed the sale of $100 million of Senior Subordinated Notes due 2008 (the "Senior Notes") as well as the Offering (see
Note 5). The net proceeds of approximately $183.9 million from the sale of the Senior Notes and the Offering were used to repay the Richbourg Term Loan, redeem the Series A Cumulative Redeemable Preferred Stock, repay the mortgage notes payable and reduce the amount outstanding under the Company's New Credit Facility.

     The Senior Notes bear interest at 10 1/4% per annum, payable semiannually beginning December 1, 1998. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after June 1, 2003, at pre-established redemption prices together with accrued and unpaid interest to the redemption date.

     On May 1, 1998, the Company amended and restated its $250 million revolving credit facility (as amended and restated, the "New Credit Facility"). Borrowings under the New Credit Facility are based upon eligible accounts receivable, rental fleet and inventory amounts. The interest rates on balances outstanding under the New Credit Facility vary based upon the leverage ratio maintained by the Company and range from Prime to Prime plus 1.25% or LIBOR plus 1% to LIBOR plus 2.25%. As a result of the repayment of the Richbourg Term Loan, the New Credit Facility was extended to April 30, 2003.

     On June 30, 1998, the Company increased the New Credit Facility to $300 million. There were no other changes to the terms and requirements under the New Credit Facility.

     At June 30, 1998, the Company had approximately $10.5 million of letters of credit outstanding.

NOTE 7 - PREFERRED STOCK

     Effective March 25, 1998, General Electric Capital Corporation exchanged Series B and Series C Cumulative Convertible Redeemable Preferred Stock for Class B Common Stock, liquidation preference $11.67.

NOTE 8 - EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. For 1998 and 1997, common stock equivalents were excluded since the effect would be anti-dilutive.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                  (unaudited)

     Net loss from continuing operations per share and the weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                      Three Months Ended     Six Months Ended
                                      ------------------     -----------------
                                      June 30,   June 17,    June 30,  June 17,
                                        1998      1997        1998      1997
                                      -------    -------     -------   -------
Net income (loss) .................. $(3,864)    $  137     $(5,810)   $   387
     Deduct:
     Preferred stock dividend ......     104        964       1,010      1,928
     Accretion of preferred stock ..   2,857        898       4,093      1,796

     Income (loss) per share
      computations .................  (6,825)    (1,725)    (10,913)    (3,337)
     Number of shares:
      Weighted average common shares
       outstanding .................  17,410      8,465      13,161      8,465
     Add:
      Net additional common shares
       issued(1) ...................      --         --          --         --
      Weighted average common shares
       used in the per share
       computations ................  17,410      8,465      13,161      8,465

     Net income (loss) per common
      share ........................ $ (0.39)    $(0.20)    $ (0.83)   $ (0.39)

------------
(1) Assumes exercise of outstanding common stock equivalents (options and warrants) at the beginning of the period, net of 20% limitation, if applicable, on the assumed repurchase of stock.


NOTE 9 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                       Six Months Ended
                                      ------------------
                                      June 30,   June 17,
                                        1998      1997
                                      -------    -------
                                        (in thousands)
Supplemental Disclosure of
 Cash Flow Information
   Cash paid for interest .........  $14,652     $2,516
   Cash paid for taxes ............  $   138     $  608


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and six months ended June 30, 1998 to the quarter and six months ended June 17, 1997 and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, appearing in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

     The matters discussed herein may include forward-looking statements that involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks inherent in the Company's growth strategy, such as the uncertainty that the Company will be able to identify, acquire and integrate attractive acquisition candidates; the Company's dependence on additional capital for future growth; and the high degree to which the Company is leveraged. Additional information concerning these and other risks and uncertainties is contained from time-to-time in the Company's filings with the Securities and Exchange Commission.

Overview

     Since 1995, the Company has pursued an aggressive growth strategy, increasing its number of equipment rental and sales locations to 78, as of June 30, 1998. The Company has achieved this growth through the addition of 39 equipment rental locations as a result of the acquisitions, and the opening of 26 new equipment rental locations primarily throughout the southeast and southwest regions of the United States. The Company intends to continue to pursue its aggressive growth strategy by (i) making additional acquisitions of equipment rental companies; (ii) increasing fleet at its existing equipment rental locations in both existing and new product lines; (iii) continuing to open new equipment rental locations; and (iv) expanding its dealership operations.

     Since March 1, 1995, the Company has opened 26 start-up rental equipment locations. Management believes the Company's recent financial performance does not fully reflect the benefit of these rental locations. Based on the Company's historical experience, a new equipment rental location tends to incur costs during the early period of operations without the benefit of the revenue stream of a mature location. New rental locations realize significant increases in revenues and cash flow during the first three years of operation, and generally become profitable in the third year of operation as more equipment is added to the rental fleet and as the location matures. Because there is relatively little incremental operating expense associated with such revenues, there is a greater proportionate increase in cash flow and profitability as a rental location matures. The Company believes the revenues, cash flow and profitability of the 26 start-up locations opened since March 1, 1995 will increase significantly as these locations mature.

     The Company  primarily  derives  revenue from (i) the rental of  equipment;
(ii) sales of new and used equipment and (iii) sales of parts and service. On a pro forma basis for the Acquisitions, the Company's primary source of revenue is the rental of equipment to construction and industrial customers. Growth in rental revenue is dependent upon several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and the general economic environment. The level of new and used equipment sales is primarily a function of the supply and demand for such equipment, price and general economic conditions. The age, quality and mix of the Company's rental fleet also affect revenues from the sale of used equipment. Revenues derived from the sale of parts and service are generally correlated with sales of new equipment.

     Costs of revenues include cost of equipment sold, depreciation and maintenance costs of rental equipment and cost of parts and service. Cost of equipment sold consists of the net book value of rental equipment at the time of sale and cost for new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis. Cost of parts and service represents costs attributable to the sale of parts directly to customers and service provided for the repair of customer owned equipment.

     Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property and other taxes and other administrative overhead. Other depreciation and amortization represents the depreciation associated with property and equipment (other than rental equipment) and the amortization of goodwill and intangible assets.

Results of Operations

     In view of the Company's growth, management believes that the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future as a result of the cyclical nature of the industry in which the Company operates.

Second  Quarter  Ended June 30, 1998  Compared to Second  Quarter Ended June 17,
1997

     Revenues. Total revenues for the quarter ended June 30, 1998 increased 174% to $74.2 million from $27.1 million for the quarter ended June 17, 1997. This growth in revenues primarily resulted from an increase in revenues of approximately $12.6 million attributable to the maturation of the 26 new rental locations opened since March 1995 and approximately $23.2 million attributable to acquisitions which occurred in August 1997 and January 1998.

     Gross Profit. Gross profit for the quarter ended June 30, 1998 increased 153% to $25.2 million or 33.9% of total revenues from $9.9 million or 36.7% of total revenues for the quarter ended June 17, 1997. This increase is primarily attributable to an increase in gross profit of approximately $4.6 million associated with the maturation of the 26 new rental locations opened since March 1995 and approximately $8.5 million associated with the growth in revenues arising from acquisitions. The decrease in gross margin as a percentage of revenue is primarily attributable to the increase in new rental locations opened during the second quarter of 1998 compared to the second quarter 1997. The Company had opened 26 new rental locations at June 30, 1998, compared to 16 at June 17, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1998 increased 72.4% to $13.2 million or 17.7% of total revenues from $7.6 million or 28.2% of total revenues for the quarter ended June 17, 1997. The increase in selling, general and administrative expenses is primarily attributable to the opening of 10 new rental locations since June 17, 1997 and the increase in regional and corporate personnel in anticipation of continued growth through acquisitions and new location openings.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended June 30, 1998 increased 512% to $2.1 million or 2.8% of total revenues from $0.3 million or 1.3% of total revenues. The increase is primarily attributable to amortization of goodwill resulting from acquisitions and to increased expenditures on computer equipment, management information systems and property and equipment needed to support the Company's expansion.

     Interest Expense. Interest expense for the quarter ended June 30, 1998 increased 386% to $7.7 million from $1.6 million in 1997. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 17, 1997

     Revenues. Total revenues for the six months ended June 30, 1998 increased 166% to $136.6 million from $51.4 million for the six months ended June 17, 1997. This growth in revenues primarily resulted from an increase in revenues of approximately $21.9 million attributable to the maturation of the 26 new rental locations opened since March 1995 and approximately $43.2 million attributable to acquisitions which occurred in August 1997 and January 1998.

     Gross Profit. Gross profit for the six months ended June 30, 1998 increased 179% to $45.2 million or 33.1% of total revenues from $16.2 million or 31.5% of total revenues for the six months ended June 17, 1997. This increase is primarily attributable to an increase in gross profit of approximately $7.0 million associated with the maturation of the 26 new rental locations opened since March 1995 and approximately $16.7 million associated with the growth in revenues arising from acquisitions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 increased 117% to $25.2 million or 18.4% of total revenues from $11.6 million or 22.6% of total revenues for the six months ended June 17, 1997. The increase in selling, general and administrative expenses is primarily attributable to the opening of 10 new rental locations since June 17, 1997 and the increase in regional and corporate personnel in anticipation of continued growth through acquisitions and new location openings.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the six months ended June 30, 1998 increased 456% to $3.8 million or 2.8% of total revenues from $0.7 million or 1.3% of total revenues. The increase is primarily attributable to amortization of goodwill resulting from acquisitions and to increased expenditures on computer equipment, management information systems and property and equipment needed to support the Company's expansion.

     Interest Expense. Interest expense for the six months ended June 30, 1998 increased 417% to $15.2 million from $2.9 million. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Liquidity and Capital Resources

     In May 1998, the Company completed an initial public offering of its Class A Common stock (the "Offering") and the sale of $100 million of Senior Subordinated Notes due 2008 (the "Senior Notes"). These transactions were consummated to de-lever the Company, extend its debt maturities to reflect the long-term nature of its assets and to provide increased operational and financial flexibility to allow the Company to pursue its growth strategy. In addition, the Company amended and restated its Senior Credit Facility, as amended and restated, the "New Credit Facility", which was increased to $300 million on June 30, 1998.

     Proceeds from the Offering and Senior Notes were used to repay a $100 million term loan, redeem the Company's Series A Cumulative Redeemable Preferred Stock, repay a mortgage related to properties the Company owns in Florida and reduce outstanding borrowings under the New Credit Facility.

     During the second  quarter of 1998,  the Company  financed its  operations,
acquisitions  and  new  rental  locations   primarily  through  cash  flow  from
operations and borrowings under credit facilities.

     For the six months ended June 30, 1998, net cash flows provided by operating activities was $24.3 million, compared to net cash used in operating activities of $0.1 million for the six months ended June 17, 1997. This increase is primarily attributable to the growth in the Company's operations resulting from an increase in the number of rental locations operated by the Company.

     Net cash used in investing activities for the six months ended June 30, 1998 was $222.6 million as compared to $50.4 million for the same period of the prior year. This increase is primarily attributable to acquisitions and increased expenditures for fleet in connection with the Company's expansion.

     Net cash provided by financing activities was $198.9 million for the six months ended June 30, 1998, as compared to $48.6 million for the same period in the prior year. The net cash provided by financing activities was attributable to net proceeds received from the Offering and Senior Notes and to borrowings under the Company's Senior Credit Facility, net of various debt repayments previously described. These amounts were used to finance acquisitions and capital expenditures supporting the Company's expansion.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit        Description
-------        -----------
27             Financial Data Schedule

(b) Reports on Form 8-K:

     On July 15, 1998, the Company filed a Current Report on Form 8-K which reported the Company's acquisition of 65% of the outstanding stock of Sullair Argentina, S.A.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEFF CORP.
                                   Registrant


Date: August 12, 1998              /s/Bonnie S. Biumi
                                   ------------------
                                   BONNIE S. BIUMI
                                   Chief Financial Officer
                                   On behalf of the registrant and as
                                   Principal Financial and Accounting Officer