Form 10-Q
period 1998-09-30
NEFF CORP
filed 1998-11-09
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: September 30, 1998

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number: 001-14145


                                   NEFF CORP.
             (Exact Name of registrant as specified in its charter)


                      DELAWARE                          65-0626400
           -------------------------------            ----------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)                I.D. No.)


                  3750 N.W. 87th Avenue, Miami, Florida 33178
              (Address or principal executive offices) (Zip Code)

                                 (305) 513-3350
              (Registrant's telephone number, including area code)

                          ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at November 3, 1998.

PART I.  FINANCIAL INFORMATION
PART I.  FINANCIAL INFORMATION

                                   NEFF CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 September 30,   December 31,
                                                                                     1998            1997
                                                                                --------------   ------------
                                                                                  (Unaudited)
                              Assets
Cash and cash equivalents ..................................................... $       2,769    $      2,885
Accounts receivable, net of allowance for doubtful accounts of
  $2,589 in 1998 and $1,092 in 1997............................................        61,156          25,007
Inventories ...................................................................        29,294          11,312
Rental equipment, net..........................................................       328,630         179,547
Property and equipment, net....................................................        44,499          23,737
Goodwill, net..................................................................        92,894          29,444
Deferred tax asset, net........................................................         3,227              --
Prepaid expenses and other assets .............................................         8,005           8,858
                                                                                -------------    ------------
     Total assets ............................................................. $     570,474    $    280,790
                                                                                =============    ============
          Liabilities and Common Stockholders' Equity (Deficit)
Liabilities
   Accounts payable ........................................................... $      28,101    $     10,871
   Accrued expenses ...........................................................        32,301          11,248
   Senior credit facility .....................................................       281,913         161,825
   Term loan payable ..........................................................            --          49,916
   Senior subordinated notes ..................................................       100,000              --
   Notes payable ..............................................................        17,307          14,462
   Capitalized lease obligations ..............................................         1,745           2,320
   Deferred income taxes ......................................................            --           1,136
                                                                                -------------    ------------
     Total liabilities ........................................................       461,367         251,778
                                                                                -------------    ------------
Redeemable preferred stock ....................................................            --          53,747
                                                                                -------------    ------------
Commitments and contingencies .................................................            --              --
                                                                                -------------    ------------
Minority interest .............................................................        12,335              --
                                                                                -------------    ------------
Common stockholders' equity (deficit)
   Class A Common Stock, $.01 par value; 100,000 shares authorized; 16,065 and
   8,465 shares issued and outstanding in 1998 and 1997, respectively..........           161              85
   Class B Special Common Stock, $.01 par value, liquidation preference $11.67;
   20,000 shares authorized; 5,100 shares issued and outstanding ..............            51              --
Additional paid-in capital ....................................................       127,854              --
Accumulated deficit ...........................................................       (31,294)        (24,820)
                                                                                -------------    ------------
     Total common stockholders' equity (deficit) ..............................        96,772         (24,735)
                                                                                -------------    ------------
     Total liabilities and common stockholders' equity (deficit) .............. $     570,474    $    280,790
                                                                                =============    ============

The accompanying notes are an integral part of these consolidated financial statements


                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                     For the Three Months Ended
                                                             September 30,
                                                     --------------------------
                                                        1998            1997
                                                     ----------      ----------
Revenues
   Rental revenue .................................  $   50,658      $   22,841
   Equipment sales ................................      27,536          14,564
   Parts and service ..............................      12,258           7,938
                                                     ----------      ----------
     Total revenues ...............................      90,452          45,343
                                                     ----------      ----------
Cost of revenues
   Cost of equipment sold .........................      21,986          11,804
   Depreciation of rental equipment ...............      15,483           8,237
   Maintenance of rental equipment ................      13,929           7,062
   Cost of parts and service ......................       8,026           4,784
                                                     ----------      ----------
     Total cost of revenues .......................      59,424          31,887
                                                     ----------      ----------
Gross profit ......................................      31,028          13,456
                                                     ----------      ----------
Other operating expenses
   Selling, general and administrative expenses ...      16,746           9,656
   Other depreciation and amortization ............       2,368             896
   Officer stock option compensation ..............          --              --
                                                     ----------      ----------
     Total other operating expenses ...............      19,114          10,552
                                                     ----------      ----------
Income from operations ............................      11,914           2,904
                                                     ----------      ----------
Other expense
   Interest expense ...............................       8,817           3,933
   Amortization of debt issue costs ...............         175             884
                                                     ----------      ----------
     Total other expense ..........................       8,992           4,817
                                                     ----------      ----------
Income (loss) before income taxes and minority
 interest .........................................       2,922          (1,913)
(Provision for) benefit from income taxes .........        (838)            411
                                                     ----------      ----------
Income (loss) before minority interest ............       2,084          (1,502)
Minority interest .................................        (413)             --
                                                     ----------      ----------
Net income (loss) .................................  $    1,671      $   (1,502)
                                                     ==========      ==========
Basic earnings (loss) per common share ............  $     0.08      $    (0.40)
                                                     ==========      ==========
Diluted earnings (loss) per common share ..........  $     0.08      $    (0.40)
                                                     ==========      ==========
Weighted average common shares outstanding
Basic .............................................      21,165           8,465
                                                     ==========      ==========
Diluted ...........................................      21,724           8,465
                                                     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)


                                                      For the Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                        1998            1997
                                                     ----------      ----------
Revenues
   Rental revenue ................................   $  122,962      $   42,743
   Equipment sales ...............................       75,208          36,019
   Parts and service .............................       28,839          18,019
                                                     ----------      ----------
     Total revenues ..............................      227,009          96,781
                                                     ----------      ----------
Cost of revenues
   Cost of equipment sold ........................       57,499          28,965
   Depreciation of rental equipment ..............       40,326          15,735
   Maintenance of rental equipment ...............       34,145          11,557
   Cost of parts and service .....................       18,765          10,865
                                                     ----------      ----------
     Total cost of revenues ......................      150,735          67,122
                                                     ----------      ----------
Gross profit .....................................       76,274          29,659
                                                     ----------      ----------
Other operating expenses
   Selling, general and administrative expenses...       41,939          21,264
   Other depreciation and amortization ...........        6,203           1,587
   Officer stock option compensation .............        3,198              --
                                                     ----------      ----------
     Total other operating expenses ..............       51,340          22,851
                                                     ----------      ----------
Income from operations ...........................       24,934           6,808
                                                     ----------      ----------
Other expenses
   Interest expense ..............................       24,065           6,880
   Amortization of debt issue costs ..............        2,963           1,268
                                                     ----------      ----------
     Total other expenses ........................       27,028           8,148
                                                     ----------      ----------
Income before income taxes, minority interest and
 extraordinary item ..............................       (2,094)         (1,340)
Benefit from income taxes ........................        1,043             224
                                                     ----------      ----------
Loss before minority interest and extraordinary
 item ............................................       (1,051)         (1,116)
Minority interest ................................         (413)             --
                                                     ----------      ----------
Loss before extraordinary item ...................       (1,464)         (1,116)
Extraordinary loss, net ..........................       (2,675)             --
                                                     ----------      ----------
Net loss .........................................   $   (4,139)     $   (1,116)
                                                     ==========      ==========
Basic and diluted loss per common share
Income before extraordinary item .................   $    (0.41)     $    (0.79)
Extraordinary loss, net ..........................        (0.17)             --
                                                     ----------      ----------
Net loss .........................................   $    (0.58)     $    (0.79)
                                                     ----------      ----------
Weighted average common shares outstanding
   (basic and diluted) ...........................       15,834           8,465
                                                     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
               STATEMENT OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                           (unaudited, in thousands)


                                                 Common Stock A   Common Stock B  Additional
                                                 --------------   --------------   Paid-in    Accumulated
                                                 Shares  Amount   Shares  Amount   Capital      Deficit      Total
                                                 ------  ------   ------  ------  ----------  -----------  ---------
Balance, December 31, 1997 ....................   8,465  $   85       --     --          --  $  (24,820)  $ (24,735)
Net loss ......................................      --      --       --     --          --      (4,139)     (4,139)
Preferred stock dividends accrued
  Series A, B and C ...........................      --      --       --     --          --      (1,010)     (1,010)
Accretion of Series A, B and C Preferred Stock.      --      --       --     --          --      (1,325)     (1,325)
Exchange of Preferred Stock Series
  B and C for Class B Common Stock ............      --      --    6,000  $  60   $  44,876          --      44,936
Conversion of Class B Common Stock to Class A
  Common Stock ................................     900       9     (900)    (9)         --          --          --
Net proceeds from Common Offering .............   6,700      67       --     --      85,746          --      85,813
Redemption of Series A  Preferred Stock .......      --      --       --     --      (2,768)         --      (2,768)
                                                 ------  ------   ------  ------  ---------   ----------   --------
Balance, September 30, 1998 ...................  16,065  $  161    5,100  $  51   $ 127,854  $  (31,294)  $  96,772
                                                 ======  ======   ======  ======  =========  ===========  =========


The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                   1998           1997
                                                                                ----------     ----------
Cash Flows from Operating Activities
Net loss .....................................................................  $   (4,139)    $   (1,116)
Adjustments to reconcile net loss to net cash provided by operating activities
   Depreciation and amortization .............................................      49,492         18,590
   Officer stock option compensation .........................................       3,198             --
   Gain on sale of rental equipment ..........................................     (17,709)        (7,054)
   Minority interest .........................................................         413             --
   Extraordinary loss on debt extinguishment .................................       2,675             --
   Benefit from deferred income taxes ........................................      (1,043)            --
Changes in operating assets and liabilities
   Accounts receivable .......................................................     (13,984)        (3,992)
   Other assets ..............................................................      (2,127)        (3,555)
   Accounts payable and accrued expenses .....................................      19,174          6,833
                                                                                ----------     ----------
   Net cash provided by operating activities .................................      35,950          9,706
                                                                                ----------     ----------
Cash Flows from Investing Activities
Purchases of equipment .......................................................    (164,495)      (107,451)
Proceeds from sale of rental equipment .......................................      75,208         36,019
Purchases of property and equipment ..........................................     (13,740)       (15,570)
Cash paid for acquisitions ...................................................    (155,660)       (63,605)
Other ........................................................................         573             --
                                                                                ----------     ----------
   Net cash used in investing activities .....................................    (258,114)      (150,607)
                                                                                ----------     ----------
Cash Flows from Financing Activities
Debt issue costs .............................................................      (5,072)            --
Net borrowings under senior credit facility ..................................     120,088        125,788
Net borrowings (repayments) under capitalized lease obligations ..............        (575)         1,928
Proceeds from issuance of  Senior Subordinated Notes .........................      97,000             --
Proceeds from common stock offering ..........................................      85,813             --
Net repayments under term loan ...............................................     (49,916)            --
Net borrowings (repayments) under  notes and mortgages payable ...............     (11,375)        12,548
Redemption of Series A Preferred Stock .......................................     (13,915)            --
Distribution to stockholders .................................................          --         (2,936)
                                                                                ----------     ----------
   Net cash provided by financing activities .................................     222,048        137,328
                                                                                ----------     ----------
Net decrease in cash and cash equivalents ....................................        (116)        (3,573)
Cash and cash equivalents, beginning of period ...............................       2,885          4,989
                                                                                ----------     ----------
Cash and cash equivalents, end of period .....................................  $    2,769     $    1,416
                                                                                ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)

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

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)

NOTE 4 - ACQUISITIONS (con't)

     During May and June 1998, the Company acquired the assets of three equipment rental companies for an aggregate purchase price of approximately $9.3 million. These businesses have a total of three equipment rental locations in California, Florida and Texas. Each of these transactions was accounted for under the purchase method. In connection with these purchases, goodwill of approximately $4.6 million was recorded.

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

     In July and September 1998, the Company purchased the assets of two equipment rental companies for approximately $8.8 million. In September 1998, the Company also purchased the common stock of one equipment rental company for approximately $5.3 million. These businesses have a total of five equipment rental locations in California and Texas. Each of these transactions was accounted for under the purchase method. In connection with these purchases, goodwill of approximately $8.2 million was recorded.

     The following pro forma information has been prepared to reflect the Industrial Equipment Rentals, Inc. (August 1997) and Richbourg (January 1, 1998) acquisitions as if they were consummated on January 1, 1997, after giving effect to certain pro forma adjustments described below (in thousands):

                                               Three Months Ended   Nine Months Ended
                                               September 30, 1997   September 30, 1997
                                               ------------------   ------------------
Revenues ....................................  $          57,461    $         144,565
                                               =================    =================
Net (loss) income ...........................  $          (2,602)   $          (3,518)
                                               =================    =================
Basic and diluted earnings per common share..  $           (0.53)   $           (1.08)
                                               =================    =================

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

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)

NOTE 5 - COMMON STOCK

     During May 1998, the Company consummated its initial public offering (the "Offering") of 6.7 million shares of Class A Common Stock at $14 per share. The Company received net proceeds of approximately $85.8 million.

NOTE 6 - DEBT

     During May 1998, the Company completed the sale of $100 million of Senior Subordinated Notes due 2008 (the "Senior Notes") as well as the Offering (see
Note 5). The net proceeds of approximately $182.8 million from the sale of the Senior Notes and the Offering were used to repay the Richbourg Term Loan, redeem the Series A Cumulative Redeemable Preferred Stock, repay the mortgage notes payable and reduce the amount outstanding under the Company's New Credit Facility.

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

     On September 9, 1998, the Company increased the New Credit Facility to $310 million. There were no other changes to the terms and requirements under the New Credit Facility.

     At September 30, 1998, the Company had approximately $10.5 million of letters of credit outstanding.

NOTE 7 - PREFERRED STOCK

     Effective March 25, 1998, General Electric Capital Corporation exchanged its Series B and Series C Cumulative Convertible Redeemable Preferred Stock for Class B Common Stock, liquidation preference $11.67.

NOTE 8 - EARNINGS PER SHARE

     The table below sets forth the figures used for net income (loss) per common share and weighted average common shares in determining basic earnings
(loss) per share and diluted earnings (loss) per share. The treasury stock method was used to determine the dilutive effect of options on earnings per share data. All amounts are in thousands except per share amounts.


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)

NOTE 8 -EARNINGS PER SHARE (con't)

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                     -------------------      -----------------
                                                       1998       1997          1998      1997
                                                     --------   --------      -------   -------
Net income (loss) for per share computation
 (Basic and Diluted)

Net income (loss) ................................   $  1,671   $ (1,502)     $(4,139)  $(1,116)
Deduct:
   Preferred stock dividend ......................         --       (964)      (1,010)   (2,892)
   Accretion of preferred stock ..................         --       (898)      (4,093)   (2,694)
                                                     --------   --------      -------   -------
Net income (loss)(basic and diluted) ............   $  1,671    $ (3,364)     $(9,242)  $(6,702)
                                                     ========   ========      =======   =======

Number of shares:
Weighted average common shares outstanding - Basic    21,165       8,465       15,834     8,465
   Employee stock options(1) .....................       559          --           --        --
                                                    --------    --------      -------   -------
Weighted average common shares - Diluted(2) ......    21,724       8,465       15,834     8,465
                                                    ========    ========      =======   =======
Net income (loss) per common share - Basic .......  $   0.08    $  (0.40)     $ (0.58)  $ (0.79)
                                                    ========    ========      =======   =======
Net income (loss) per common share - Diluted .....  $   0.08    $  (0.40)     $ (0.58)  $ (0.79)
                                                    ========    ========      =======   =======





-------------------

(1) Assumes exercise of outstanding options at the beginning of the period, net of 20% limitation, if applicable, on the assumed repurchase of stock by the Company.
(2) The incremental shares resulting from the assumed exercise of options for the nine months ended 1998 would be antidilutive and are therefore, excluded from the computation of diluted earnings (loss) per share.


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)

NOTE 9 -SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                   Nine Months Ended
                                                     September 30,
                                                   -----------------
                                                     1998     1997
                                                   --------  -------
                                                    (in, thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest .........................   $18,194   $ 5,163
                                                   =======   =======
Cash paid for taxes ............................   $   142   $   608
                                                   =======   =======

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Neff Corp. ("Parent") issued $100 million of senior subordinated unsecured notes on May 22, 1998. On June 30, 1998, Neff Corp. acquired 65% of S.A. Argentina (See Note 4). S.A. Argentina is not a guarantor of the unsecured notes of the Parent and financial information for this subsidiary is presented separately. All of the Parent's subsidiaries other than S.A. Argentina are wholly owned. Parent and its subsidiaries other than S.A. Argentina have fully and unconditionally guaranteed the unsecured notes on a joint and several basis. The subsidiaries' financial information is presented on a combined basis and Parent is shown separately. Separate financial statements and other disclosures for the individual guarantor subsidiaries are not presented because, in the opinion of management, such information is not material to investors. Prior to June 30, 1998, there were no non-guarantor subsidiaries and therefore, separate comparative statements are not presented for periods prior to July 1, 1998.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                 (in thousands)
                                                            Guarantor    Non-Guarantor
                                                           Subsidiaries    Subsidiary   Parent   Eliminations  Consolidated
                                                           ------------  ------------- --------  ------------  ------------
                       Assets
Cash and cash equivalents .............................    $     1,670   $      1,099  $     --  $       --    $     2,769
Accounts receivable, net ..............................         44,165         16,991        --          --         61,156
Inventories ...........................................         12,170         17,124        --          --         29,294
Rental equipment, net  ................................        308,115         20,515        --          --        328,630
Property and equipment, net ...........................         23,653         10,299    10,547          --         44,499
Goodwill, net .........................................         79,070             --        --      13,824         92,894
Deferred tax asset, net ...............................         (1,439)          (603)    5,269          --          3,227
Prepaid expenses and other assets .....................          3,523            300    70,973     (66,791)         8,005
(Due to) from affiliates ..............................       (158,413)            --   158,413          --             --
                                                           -----------   ------------  --------  -----------   -----------
          Total assets ................................   $    312,514   $     65,725  $245,202  $  (52,967)   $   570,474
                                                          ============   ============  ========  ==========    ===========
 Liabilities and Common Stockholders Equity (Deficit)
Liabilities
     Accounts payable .................................   $     14,903   $     12,958  $   240   $       --    $    28,101
     Accrued expenses .................................         20,122          1,018   11,161           --         32,301
     Senior credit facility ...........................        244,884             --   37,029           --        281,913
     10 1/4% senior subordinated notes ................             --             --  100,000           --        100,000
     Notes payable ....................................            801         16,506       --           --         17,307
     Capitalized lease obligations ....................          1,745             --       --           --          1,745
                                                           -----------   ------------  --------  -----------   -----------
                                                               282,455         30,482  148,430           --        461,367
                                                           -----------   ------------  --------  -----------   -----------
Commitments and contingencies .........................             --             --       --           --             --
                                                           -----------   ------------  --------  -----------   -----------
Minority interest .....................................             --             --       --       12,335         12,335
                                                           -----------   ------------  --------  -----------   -----------
Common stockholders' equity
   Clss A Common stock; $.01 par value; 100,000 shares
   authorized; 16,065 shares issued and outstanding ...             --             --      161           --            161
   Class B special common stock; $.01 par value; 20,000
   shares authorized; 5,100 shares issued and
   outstanding ........................................             --             --       51           --             51
Capital stock .........................................             --             90       --          (90)            --
Additional paid-in capital ............................         37,077             13  127,854      (37,090)       127,854
Retained earnings (accumulated deficit) ...............         (7,018)        35,140  (31,294)     (28,122)       (31,294)
                                                           -----------   ------------  --------  -----------   -----------
Total common stockholders' equity .....................         30,059         35,243   96,772      (65,302)        96,772
                                                           -----------   ------------  --------  -----------   -----------
Total liabilities and common stockholders' equity .....   $    312,514   $     65,725 $245,202   $  (52,967)   $   570,474
                                                          ============   ============ =========  ==========    ===========


                                   NEFF CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1998
                                   (unaudited)

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)

                                                            Guarantor    Non-Guarantor
                                                           Subsidiaries    Subsidiary   Parent   Eliminations  Consolidated
                                                           ------------  ------------- --------  ------------  ------------
Revenues
   Rental revenue .....................................    $    47,305   $      3,353  $    --   $       --    $    50,658
   Equipment sales ....................................         21,181          6,355       --           --         27,536
   Parts and service ..................................          9,849          2,409       --           --         12,258
                                                           ------------  ------------  --------  -----------   -----------
          Total revenues ..............................         78,335         12,117       --           --         90,452
                                                           ------------  ------------  --------  -----------   -----------
Cost of revenues
   Cost of equipment sold .............................         16,608          5,378       --           --         21,986
   Depreciation of rental equipment ...................         14,397          1,086       --           --         15,483
   Maintenance of rental equipment ....................         12,920          1,009       --           --         13,929
   Cost of parts and service ..........................          6,201          1,825       --           --          8,026
                                                           ------------  ------------  --------  -----------   -----------
          Total cost of revenues ......................         50,126          9,298       --           --         59,424
                                                           ------------  ------------  --------  -----------   -----------
Gross profit ..........................................         28,209          2,819       --           --         31,028
                                                           ------------  ------------  --------  -----------   -----------
Other operating expenses
   Selling, general and administrative expenses .......         15,784            680      282           --         16,746
   Other depreciation and amortization ................          2,031            190      147           --          2,368
                                                           ------------  ------------  --------  -----------   -----------
         Total other operating expenses ...............         17,815            870      429           --         19,114
                                                           ------------  ------------  --------  -----------   -----------
Income from operations ................................         10,394          1,949     (429)          --         11,914
                                                           ------------  ------------  --------  -----------   -----------
Other expense
   Interest expense ...................................          7,591            475      751           --          8,817
   Amortization of debt issue costs ...................             87             --       88           --            175
                                                           ------------  ------------  --------  -----------   -----------
          Total other expense .........................          7,678            475      839           --          8,992
                                                           ------------  ------------  --------  -----------   -----------
Income (loss) before income taxes and minority interest          2,716          1,474   (1,268)          --          2,922
(Provision for) benefit from income taxes .............         (1,019)          (295)     476           --           (838)
                                                           ------------  ------------  --------  -----------   -----------
Income (loss) before minority interest ................          1,697          1,179     (792)          --          2,084
Minority interest .....................................             --             --       --         (413)          (413)
                                                           ------------  ------------  --------  -----------   -----------
Net income (loss) .....................................    $     1,697   $      1,179  $  (792)  $     (413)   $     1,671
                                                           ============  ============  ========  ===========   ===========


                                   NEFF CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1998
                                   (unaudited)

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)

                                                            Guarantor    Non-Guarantor
                                                          Subsidiaries    Subsidiary   Parent   Eliminations  Consolidated
                                                          ------------  ------------- --------  ------------  ------------
Revenues
   Rental revenue .....................................   $    119,609  $       3,353 $     --  $        --   $    122,962
   Equipment sales ....................................         68,853          6,355       --           --         75,208
   Parts and service ..................................         26,430          2,409       --           --         28,839
                                                           ------------  ------------  --------  -----------   -----------
          Total revenues ..............................        214,892         12,117       --           --        227,009
                                                           ------------  ------------  --------  -----------   -----------
Cost of revenues
   Cost of equipment sold .............................         52,121          5,378       --           --         57,499
   Depreciation of rental equipment ...................         39,240          1,086       --           --         40,326
   Maintenance of rental equipment ....................         33,136          1,009       --           --         34,145
   Cost of parts and service ..........................         16,940          1,825       --           --         18,765
                                                           ------------  ------------  --------  -----------   -----------
          Total cost of revenues ......................        141,437          9,298       --           --        150,735
                                                           ------------  ------------  --------  -----------   -----------
Gross profit ..........................................         73,455          2,819       --           --         76,274
                                                           ------------  ------------  --------  -----------   -----------
Other Operating Expenses
   Selling, general and administrative expenses .......         40,861            680      398           --         41,939
   Other depreciation and amortization ................          5,810            190      203           --          6,203
   Officer stock option compensation ..................             --             --    3,198           --          3,198
                                                           ------------  ------------  --------  -----------   -----------
          Total other operating expenses ..............         46,671            870    3,799           --         51,340
                                                           ------------  ------------  --------  -----------   -----------
Income from operations ................................         26,784          1,949   (3,799)          --         24,934
                                                           ------------  ------------  --------  -----------   -----------
Other (income) expense
   Interest expense ...................................         22,696            475      894           --         24,065
   Amortization of debt issue costs ...................          2,845             --      118           --          2,963
                                                           ------------  ------------  --------  -----------   -----------
          Total other expense .........................         25,541            475    1,012           --         27,028
                                                           ------------  ------------  --------  -----------   -----------
Income (loss) before income taxes, minority interest
 and extraordinary item ...............................          1,243          1,474   (4,811)          --         (2,094)
(Provision for) benefit from income taxes .............           (466)          (295)   1,804           --          1,043
                                                           ------------  ------------  --------  -----------   -----------
Income (loss) before minority interest and
 extraordinary item ...................................            777          1,179   (3,007)          --         (1,051)
Minority interest .....................................             --             --       --         (413)          (413)
                                                           ------------  ------------  --------  -----------   -----------
Income (loss) before extraordinary item ...............            777          1,179   (3,007)        (413)        (1,464)
Extraordinary loss, net ...............................         (2,675)            --       --           --         (2,675)
                                                           ------------  ------------  --------  -----------   -----------
Net income (loss) .....................................   $     (1,898) $       1,179 $ (3,007) $      (413)  $     (4,139)
                                                           ============  ============  ========  ==========    ===========


                                   NEFF CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1998
                                   (unaudited)

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)

                                                            Guarantor    Non-Guarantor
                                                          Subsidiaries    Subsidiary   Parent   Eliminations   Consolidated
                                                          ------------  ------------- --------  ------------   ------------
Cash Flows from Operating Activities
Net income (loss) ....................................    $    (1,898)  $      1,179  $ (3,007) $     (413)   $     (4,139)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities
   Depreciation and amortization .....................         47,895          1,276       321          --          49,492
   Officer stock option compensation .................             --             --     3,198          --           3,198
   Gain on sale of equipment .........................        (16,732)          (977)       --          --         (17,709)
   Minority interest .................................             --             --        --         413             413
   Extraordinary loss on debt extinguishment .........          2,675             --        --          --           2,675
   Provision for (benefit from) deferred income taxes.            466            295    (1,804)         --          (1,043)
Change in operating assets and liabilities
   Accounts receivable ...............................        (13,540)          (444)       --          --         (13,984)
   Inventories .......................................             --             --        --          --              --
   Other assets ......................................         (2,117)           (53)       43          --          (2,127)
   Accounts payable and accrued expenses .............         13,606          1,765     3,803          --          19,174
                                                           ------------  ------------  --------  -----------   -----------
   Net cash provided by operating activities .........         30,355          3,041     2,554          --          35,950
                                                           ------------  ------------  --------  -----------   -----------
Cash Flows from Investing Activities
Purchases of equipment ...............................       (154,812)        (9,683)       --          --        (164,495)
Proceeds from sale of equipment ......................         68,853          6,355        --          --          75,208
Purchases of property and equipment ..................        (12,106)        (1,277)     (357)         --         (13,740)
Cash paid for acquisitions ...........................       (119,607)            --   (36,053)         --        (155,660)
Other ................................................            573             --        --          --             573
                                                           ------------  ------------  --------  -----------   -----------
   Net cash used in investing activities .............       (217,099)        (4,605)  (36,410)         --        (258,114)
                                                           ------------  ------------  --------  -----------   -----------
Cash Flows from Financing Activities
Debt  issue costs ....................................         (4,814)            --      (258)         --          (5,072)
Net borrowings under senior credit facility ..........         83,059             --    37,029          --         120,088
Net repayments under capitalized lease obligations ...           (575)            --        --          --            (575)
Proceeds from issuance of senior subordinated notes ..             --             --    97,000          --          97,000
Proceeds from common stock offering ..................             --             --    85,813          --          85,813
Net repayments under term loan .......................        (49,916)            --        --          --         (49,916)
Net borrowings (repayments) under notes and mortgage
 payable .............................................           (259)         2,284   (13,400)         --         (11,375)
Redemption of Series A Preferred Stock ...............             --            --    (13,915)         --         (13,915)
Due to (from) affiliates .............................        158,413            --   (158,413)         --              --
                                                           ------------  ------------  --------  -----------   -----------
   Net cash provided by financing activities .........        185,908          2,284    33,856          --         222,048
                                                           ------------  ------------  --------  -----------   -----------
Net (decrease) increase  in cash and cash equivalents.           (836)           720        --          --            (116)
Cash and cash equivalents, beginning of period .......          2,885            --         --          --           2,885
                                                           ------------  ------------  --------  -----------   -----------
Cash and cash equivalents, end of period .............    $     2,049      $     720   $    --     $    --     $     2,769
                                                           ============  ============  ========  ==========    ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1997 and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, appearing in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

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

Overview

     Since 1995, the Company has pursued an aggressive growth strategy, increasing its number of equipment rental and sales locations to 83, as of September 30, 1998. The Company has achieved this growth through the addition of 51 equipment rental locations as a result of acquisitions, and the opening of 26 new equipment rental locations primarily throughout the southeast and southwest regions of the United States. The Company intends to continue to pursue its aggressive growth strategy by (i) making additional acquisitions of equipment rental companies; (ii) increasing fleet at its existing equipment rental locations in both existing and new product lines; (iii) continuing to open new equipment rental locations; and (iv) expanding its dealership operations.

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

Third Quarter Ended September 30, 1998 Compared to Third Quarter Ended September 30, 1997

     Revenues. Total revenues for the quarter ended September 30, 1998 increased 99.5% to $90.5 million from $45.3 million for the quarter ended September 30, 1997. This growth in revenues is primarily attributable to an increase in revenues from the maturation of the 26 new rental locations opened since March 1995 of approximately $12.8 million and approximately $29.5 million attributable to revenues generated by acquisitions.

     Gross Profit. Gross profit for the quarter ended September 30, 1998 increased 130.6% to $31.0 million or 34.3% of total revenues from $13.5 million or 29.7% of total revenues for the quarter ended September 30, 1997. This increase is primarily attributable to an increase in gross profit of approximately $5.6 million associated with the maturation of the 26 new rental locations opened since March 1995 and approximately $11.1 million associated with the growth in revenues arising from acquisitions. The increase in gross profit as a percentage of revenue is primarily attributable to improved rental revenue margins coupled with a larger mix of rental revenues. The Company had 83 rental locations at September 30, 1998, compared to 50 at September 30, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 1998 increased 73.4% to $16.7 million or 18.5% of total revenues from $9.7 million or 21.3% of total revenues for the quarter ended September 30, 1997. The increase in selling, general and administrative expenses is primarily attributable to the opening of 7 new rental locations since September 30, 1997 and the increase in regional and corporate personnel in anticipation of continued growth through acquisitions and new location openings.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended September 30, 1998 increased 164.3% to $2.4 million or 2.6% of total revenues from $0.9 million or 2.0% of total revenues. The increase is primarily attributable to amortization of goodwill resulting from acquisitions and to increased expenditures on computer equipment, management information systems and property and equipment needed to support the Company's expansion.

     Interest Expense. Interest expense for the quarter ended September 30, 1998 increased 124.2% to $8.8 million from $3.9 million in 1997. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 16, 1997

     Revenues. Total revenues for the nine months ended September 30, 1998 increased 135.0% to $227.0 million from $96.8 million for the nine months ended September 30, 1997. This growth in revenues is primarily attributable to an increase in revenues from the maturation of the 26 new rental locations opened since March 1995 of approximately $34.7 million and approximately $71.2 million attributable to revenues generated by acquisitions.

     Gross Profit. Gross profit for the nine months ended September 30, 1998 increased 157.2% to $76.3 million or 33.6% of total revenues from $29.7 million or 30.6% of total revenues for the nine months ended September 30, 1997. This increase is primarily attributable to an increase in gross profit of approximately $12.6 million associated with the maturation of the 26 new rental locations opened since March 1995 and approximately $29.4 million associated with the growth in revenues arising from acquisitions. The increase in gross profit as a percentage of revenues is primarily attributable to improved rental revenue margins coupled with a larger mix of rental revenues. The Company had 83 rental locations at September 30, 1998 compared to 50 at September 30, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased 97.2% to $41.9 million or 18.5% of total revenues from $21.3 million or 22.0% of total revenues for the nine months ended September 30, 1997. The increase in selling, general and administrative expenses is primarily attributable to the opening of 7 new rental locations since September 30, 1997 and the increase in regional and corporate personnel in anticipation of continued growth through acquisitions and new location openings.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the nine months ended September 30, 1998 increased 290.9% to $6.2 million or 2.7% of total revenues from $1.6 million or 1.6% of total revenues. The increase is primarily attributable to amortization of goodwill resulting from acquisitions and to increased expenditures on computer equipment, management information systems and property and equipment needed to support the Company's expansion.

     Interest Expense. Interest expense for the nine months ended September 30, 1998 increased 249.8% to $24.1 million from $6.9 million. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Liquidity and Capital Resources

     In May 1998, the Company completed an initial public offering of its Class A Common stock (the "Offering") and the sale of $100 million of Senior Subordinated Notes due 2008 (the "Senior Notes"). These transactions were consummated to de-lever the Company, extend its debt maturities to reflect the long-term nature of its assets and to provide increased operational and financial flexibility to allow the Company to pursue its growth strategy. In addition, the Company amended and restated its Senior Credit Facility, as amended and restated, the "New Credit Facility", which was increased to $310 million on September 9, 1998.

     Proceeds from the Offering and Senior Notes were used to repay a $100 million term loan, redeem the Company's Series A Cumulative Redeemable Preferred Stock, repay a mortgage related to properties the Company owns in Florida and reduce outstanding borrowings under the New Credit Facility.

     During the third quarter of 1998, the Company financed its operations, acquisitions and new rental locations primarily through cash flows from operations and borrowings under credit facilities.

     For the nine months ended September 30, 1998, net cash flows provided by operating activities was $36.0 million, compared to net cash provided by operating activities of $9.7 million for the nine months ended September 30, 1997. This increase is primarily attributable to the growth in the Company's operations resulting from an increase in the number of rental locations operated by the Company.

     Net cash used in investing activities for the nine months ended September 30, 1998 was $258.1 million as compared to $150.6 million for the same period of the prior year. This increase is primarily attributable to acquisitions and increased expenditures for fleet in connection with the Company's expansion.

     Net cash provided by financing activities was $222.0 million for the nine months ended September 30, 1998, as compared to $137.3 million for the same period in the prior year. The net cash provided by financing activities was attributable to net proceeds received from the Offering and Senior Notes and to borrowings under the Company's Senior Credit Facility, net of various debt repayments previously described. These amounts were used to finance acquisitions and capital expenditures supporting the Company's expansion.

PART II. OTHER INFORMATION

ITEM 5. OTHER EVENTS

(a) Arthur B. Laffer and Joel-Tomas Citron have been appointed as Directors of the Company effective October 6, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

Exhibit   Description

27        Financial Data Schedule

(b)  Reports on Form 8-K:

          On July 15, 1998, the Company filed a Current Report on Form 8-K which reported the Company's acquisition of 65% of the outstanding stock of Sullair Argentina S.A.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEFF CORP.
                                      Registrant



Date:  November 9, 1998               /s/Bonnie S. Biumi
                                      ------------------------------------------
                                      BONNIE S. BIUMI
                                      Chief Financial Officer
                                      On behalf of the registrant and as
                                      Principal Financial and Accounting Officer