Form 10-Q/A
period 1998-06-30
NEFF CORP
filed 1998-11-25
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A No. 1

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

                                   NEFF CORP.

                          QUARTER ENDED JUNE 30, 1998

The registrant hereby amends Item 1 of the Report on Form 10-Q filed on August 12, 1998, to include Note 10 - Condensed Consolidating Financial Information.

                                     INDEX


PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

  Consolidated Balance Sheets
   as of June 30, 1998 (unaudited) and December 31, 1997  ..............     3

  Consolidated Statements of Operations
   for the three months ended June 30, 1998 and June 17, 1997 (unaudited)    4

  Consolidated Statements of Operations
   for the six months ended June 30, 1998 and June 17, 1997 (unaudited).     5

  Statement of Common Stockholders' Equity (Deficit)
   for the six months ended June 30, 1998 (unaudited)...................     6

  Consolidated Statements of Cash Flows
   for the six months ended June 30, 1998 and June 17, 1998 (unaudited).     7

  Notes to Consolidated Financial Statements (unaudited) ...............     8

 Signature .............................................................    14

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


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (unaudited)


NOTE 10 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Neff Corp. ("Parent") issued $100 million of senior subordinated unsecured notes on May 22, 1998. On June 30, 1998, Neff Corp. acquired 65% of S.A. Argentina (See Note 4). S.A. Argentina is not a guarantor of the unsecured notes of the Parent and financial information for this subsidiary is presented separately. All of the Parent's subsidiaries other than S.A. Argentina are wholly owned. Parent and its subsidiaries other than S.A. Argentina have fully and unconditionally guaranteed the unsecured notes on a joint and several basis. The subsidiaries' financial information is presented on a combined basis and Parent is shown separately. No consolidating income statement is presented herein, since the acquisition of S.A. Argentina (the non-quarantor) was consummated on June 30, 1998. Separate financial statements and other disclosures for the individual guarantor subsidiaries are not presented because, in the opinion of management, such information is not material to investors.



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                  (unaudited)

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1998
                                 (in thousands)
                                                            Guarantor    Non-Guarantor
                                                           Subsidiaries    Subsidiary   Parent   Eliminations  Consolidated
                                                           ------------  ------------- --------  ------------  ------------
                       Assets
Cash and cash equivalents .............................    $     3,102   $        378  $     --  $       --    $     3,480
Accounts receivable, net ..............................         37,057         16,546        --          --         53,603
Inventories ...........................................         15,056         15,673        --          --         30,729
Rental equipment, net  ................................        293,811         18,745        --          --        312,556
Property and equipment, net ...........................         20,994          9,211    10,300          --         40,505
Goodwill, net .........................................         73,685             --        --      14,026         87,711
Deferred tax asset, net ...............................         (1,440)          (359)    5,590          --          3,791
Prepaid expenses and other assets .....................          3,755            303    67,180     (63,399)         7,839
(Due to) from affiliates ..............................       (158,296)            --   158,296          --             --
                                                           -----------   ------------  --------  -----------   -----------
          Total assets ................................   $    287,724   $     60,497  $241,366  $  (49,373)   $   540,214
                                                          ============   ============  ========  ==========    ===========
 Liabilities and Common Stockholders Equity (Deficit)
Liabilities
     Accounts payable .................................   $     19,095   $     10,916  $    57   $       --    $    30,068
     Accrued expenses .................................         14,793          1,293    9,112           --         25,198
     Senior credit facility ...........................        223,718             --   36,052           --        259,770
     10 1/4% senior subordinated notes ................             --             --  100,000           --        100,000
     Notes payable ....................................            889         14,223       --           --         15,112
     Capitalized lease obligations ....................          1,884             --       --           --          1,884
                                                           -----------   ------------  --------  -----------   -----------
                                                               260,379         26,432  145,221           --        432,032
                                                           -----------   ------------  --------  -----------   -----------
Commitments and contingencies .........................             --             --       --           --             --
                                                           -----------   ------------  --------  -----------   -----------
Minority interest .....................................             --             --       --       12,037         12,037
                                                           -----------   ------------  --------  -----------   -----------
Common stockholders' equity
   Clss A Common stock; $.01 par value; 100,000 shares
   authorized; 16,065 shares issued and outstanding ...             --             --      161           --            161
   Class B special common stock; $.01 par value; 20,000
   shares authorized; 5,100 shares issued and
   outstanding ........................................             --             --       51           --             51
Capital stock .........................................             --             90       --          (90)            --
Additional paid-in capital ............................         37,077             13  128,898      (37,090)       128,898
Retained earnings (accumulated deficit) ...............         (9,732)        33,962  (32,965)     (24,230)       (32,965)
                                                           -----------   ------------  --------  -----------   -----------
Total common stockholders' equity .....................         27,345         34,065   96,145      (61,410)        96,145
                                                           -----------   ------------  --------  -----------   -----------
Total liabilities and common stockholders' equity .....   $    287,724   $     60,497 $241,366   $  (49,373)   $   540,214
                                                          ============   ============ =========  ==========    ===========

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEFF CORP.
                                   Registrant


Date: November 25, 1998            /s/Bonnie S. Biumi
                                   ------------------
                                   BONNIE S. BIUMI
                                   Chief Financial Officer
                                   On behalf of the registrant and as
                                   Principal Financial and Accounting Officer