Form 10-K
period 1998-12-31
NEFF CORP
filed 1999-03-22
CIK 1057725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998   Commission File Number: 001-14145

                                   NEFF CORP.
             (Exact Name of registrant as specified in its charter)


              DELAWARE                                 65-0626400
              --------                                 ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


             3750 N.W. 87th AVENUE, SUITE 400, MIAMI, FLORIDA 33178
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                 Registrant's telephone number: (305) 513-3350

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
           Title of each class               on which registered
           -------------------              ---------------------
           Class A Common Stock
           Par Value $.01 per share         New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:
                                (Title of class)
                                      None


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $38.3 million. As of March 15, 1999, there were 16,065,350 shares of the registrant's Class A Common Stock outstanding.

                      Documents incorporated by reference:

Portions of the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1999 (the "1999 Proxy Statement"). Specifically, the sections in the 1999 Proxy Statement entitled "Ownership of Shares of Certain Beneficial Owners," "Certain Relationships and Related Transactions," "Executive and Director Compensation," and "Compensation Committee Interlocks and Insider Participation" are incorporated by reference into Part III of this Report.

Part I

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     The matters discussed herein may include forward-looking statements that involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks inherent in the Company's growth strategy, such as the uncertainty that the Company will be able to identify, acquire and integrate attractive acquisition candidates; the Company's dependence on additional capital for future growth and the high degree to which the Company is leveraged. Additional information concerning these and other risks and uncertainties is contained from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statements speak only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combinations of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

General

     Neff is one of the fastest growing equipment rental companies in the United States, with 87 rental locations in 17 states and South America. The Company rents a wide variety of equipment, including backhoes, air compressors, loaders, lifts and compaction equipment to construction and industrial customers. The Company also acts as a dealer of new equipment on behalf of several nationally recognized equipment manufacturers. In addition, the Company sells used equipment, spare parts and merchandise and provides ongoing repair and maintenance services.

     According to industry sources, the equipment rental industry grew from approximately $600 million in revenues in 1982 to an estimated $18 billion in 1997. This growth has been driven primarily by construction and industrial companies that have increasingly outsourced equipment needs to reduce investment in non-core assets and convert costs from fixed to variable. The equipment rental industry is highly fragmented, with an estimated 17,000 equipment rental companies in the United States. As a result, the Company believes that there are substantial consolidation opportunities for well-capitalized operators such as the Company. Relative to smaller competitors, the Company has several advantages, including increased purchasing power, larger inventories to service larger accounts and the ability to transfer equipment among rental locations in response to changing patterns of customer demand.

Competitive Strengths

     The Company believes it has several competitive strengths, which provide it with the opportunity for continued growth and increased profitability.

     Strong Market Position. Neff is one of the fastest growing construction and industrial equipment rental companies in the United States, and is a leading competitor with a significant presence in the Southeast and Gulf Coast regions. We operate 87 rental locations in 17 states, including Florida, Georgia, Alabama, Mississippi, South Carolina, North Carolina, Tennessee, Louisiana, Texas, Oklahoma, Arizona, Nevada, Utah, California, Oregon, Washington, and Colorado, and South America. From December 31, 1995 to December 31, 1998, we increased our equipment rental locations from eight to 86 and expanded our rental fleet from $62 million to $430.1 million based on original cost. We believe our size and geographic diversity help insulate us from regional economic downturns.

     High Quality Rental Fleet. We believe our rental fleet is one of the newest, most comprehensive and well-maintained rental fleets in the equipment rental industry. As of December 31, 1998, the average age of our rental fleet was approximately 23 months. We make ongoing capital investment in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. We believe this maintenance program increases fleet utilization, extends the useful life of equipment and produces higher resale values.

     Excellent Customer Service. We differentiate ourselves from our competitors by providing high quality, responsive service to our customers. Service initiatives include (i) reliable on-time equipment delivery directly to customers' job sites; (ii) on-site repairs and maintenance of rental equipment by factory trained mechanics, generally available 24 hours a day, seven days a week; and (iii) ongoing training of an experienced sales force to consult with customers regarding their equipment needs.

     State-of-the-Art Management Information System. We have developed a customized, state-of-the-art management information system capable of monitoring operations at up to 300 sites. We use this system to maximize fleet utilization and determine the optimal fleet composition by market. The system links all of our rental locations and allows management to track customer and sales information, as well as the location, rental status and maintenance history of every piece of equipment in the rental fleet. Rental location managers can search our entire rental fleet for needed equipment, quickly determine the closest location of such equipment, and arrange for delivery to the customer's work site, thus maximizing equipment utilization.

     Experienced Management Team. Since 1995, we have significantly increased the quality and depth of our management team to help oversee our growth strategy. Our senior management team has extensive experience in the equipment rental industry and our seven regional managers have, on average, 21 years of experience and substantial knowledge of the local markets served within their regions. We believe that our management team has the ability to continue the Company's strong growth as well as manage the Company on a much larger scale. We are not dependent on recruiting additional operating, acquisition, finance or other personnel to implement our growth strategy.

Business Strategy

     Our objective is to increase revenue, cash flow and profitability by building and maintaining a leading market position in the equipment rental industry. Key elements of our business strategy include:

     Increase Profitability of Recently Opened Rental Locations. Since March 1, 1995, we have opened 26 start-up rental equipment locations including 11 locations in 1997 and five locations in 1998. Because we incur significant expenses in connection with the opening of new locations, management believes that our financial performance does not yet fully reflect the benefit of these rental locations. Based on our historical experience, a new equipment rental location tends to realize significant increases in revenues, cash flow and profitability during the first three years of operation as more prospective customers become aware of its operation and as the rental equipment fleet is customized to local market demand. Because there is relatively little incremental operating expense associated with such revenues, cash flow and profitability increase significantly as a rental location matures.

     Increase Fleet at Existing Locations. We believe we can capitalize on the demand for rental equipment in the markets we serve and increase revenues by increasing the size of the rental fleet and adding new product lines at existing locations. We believe that this strategy allows us to attract new customers and serve as a single source supplier for our customers. Because the start-up expenditures associated with increasing the fleet and expanding product lines at existing locations are relatively modest, these investments typically generate higher and faster returns than investments in new locations.

     Acquire Equipment Rental Companies. We intend to expand primarily through acquisitions of equipment rental companies and believe there are a significant number of acquisition opportunities in North America, which would complement our existing operations. After completing an acquisition, we generally integrate the operations of the acquired company into our management information system, consolidate equipment purchasing and resale functions and centralize fleet management as quickly as possible while assuring consistent, high-quality service to the acquired company's customers. Since July 1997, we have made several strategic acquisitions, which have more than doubled our number of rental locations, significantly enhanced our geographic presence and further diversified our customer base. We also acquired 65% of Sullair Argentina Sociedad Anonima ("S.A. Argentina"), a leading equipment rental company and dealer of new equipment in Argentina.

     Selective Openings of Start-up Equipment Rental Locations. Although we intend to expand our operations primarily through acquisitions, we may open additional start-up locations in markets where we are not able to identify attractive acquisition candidates. We have been successful in opening start-up equipment rental locations in existing markets and new markets. We have opened 26 start-up equipment rental locations since March 1995. Our decision to open a start-up equipment rental location is based upon a review of demographic information, business growth projections and the level of existing competition. Because our management team has extensive experience opening start-up locations, our growth strategy is not dependent on the availability of acquisition candidates on satisfactory terms.

Acquisition Strategy

     We believe we can successfully implement our acquisition strategy because of (i) our access to financial resources; (ii) the potential for increased profitability due to the centralizing of certain administrative functions, enhanced systems capabilities, greater purchasing power and economies of scale; and (iii) the potential for owners of the businesses being acquired to participate in our planned growth while realizing liquidity. We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates. These criteria are used to evaluate a variety of factors, including, but not limited to, (i) historical and projected financial performance; (ii) composition and size of the candidate's customer base; (iii) relationship of the candidate's geographic location to the Company's market areas; (iv) potential synergies gained through acquisition of the candidate; and (v) liabilities, contingent or otherwise, of the candidate.

     In June 1998 we expanded our operations into South America by acquiring 65% of the outstanding stock of S.A. Argentina. S.A. Argentina rents and sells industrial and construction equipment throughout South America, including
Argentina, Brazil, Uruguay, Paraguay, Chile and Bolivia. S.A. Argentina's revenues for the year ended December 31, 1998 were approximately $53.7 million. The former management of S.A. Argentina oversees the day-to-day operations of S.A. Argentina. We have the option to purchase the remaining 35% of the outstanding stock of S.A. Argentina. This option will be exercisable from January 1, 2001 until June 30, 2003. In addition, the stockholders of S.A. Argentina have the option during the same period to require us to purchase the remaining 35% of the outstanding stock of S.A. Argentina. The exercisability of these options is subject to certain additional terms and conditions, including restrictions imposed by the terms of our indebtedness on our ability to make acquisitions and incur additional indebtedness.

Operations

     Our operations primarily consist of renting equipment, and, to a lesser extent, selling used equipment, complementary parts and merchandise to a wide variety of construction and industrial customers. In addition, to service our customer base more fully, we also act as a dealer of new equipment on behalf of several nationally known equipment manufacturers and provide ongoing maintenance and repair services for the equipment we sell and rent. Our locations are grouped together by geographic area and a regional manager oversees operations within each region.

     Equipment Rentals. We are one of the fastest growing equipment rental companies in the United States, with 87 rental locations in 17 states and South America. Our rental fleet is comprised of a complete line of light and heavy construction and industrial equipment from a wide variety of manufacturers, including John Deere, Case, Bomag, Terex Americas, JCB, Sullivan Industries, Ingersoll-Rand, Gradall, Lull, JLG, Bobcat, MultiQuip and Wacker.

     Major categories of equipment represented the following percentages (based on original cost) of the Company's total rental fleet as of December 31, 1998:

                                         Percentage of Total Rental Fleet
       Major Equipment Category              (based on original cost)

     Earthmoving .......................               40.1%
     Material Handling .................               16.2
     Aerial ............................               12.9
     Compressors .......................                6.2
     Trucks ............................                5.7
     Compaction ........................                5.3
     Welders ...........................                2.3
     Cranes ............................                2.1
     Generators ........................                2.1
     Pumps .............................                1.4
     Lighting ..........................                1.3
     Other .............................                4.4

     We attempt to differentiate ourselves from our competitors by providing a broad selection of new and well-maintained rental equipment, and through high-quality, responsive service to our customers. As of December 31, 1998, our equipment rental fleet had an original cost of approximately $430.1 million and an average age of 23 months, which management believes compares favorably with other leading equipment rental companies. We make ongoing capital investments in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. This program increases fleet utilization, extends the useful life of equipment and produces higher resale values.

     In addition to providing a new and reliable equipment rental fleet, management believes providing high quality customer service is essential to our future success. The equipment rental business is a service industry requiring quick response times to satisfy customers' needs. Though some activity is arranged with lead-time, much of the rental initiation process takes place within a 48-hour period. Consequently, equipment availability, branch location and transportation capabilities play a major role in earning repeat business. Rental customers prefer a quick selection process and seek quick, concise communication when ordering equipment. Punctuality and reliability are key components of the servicing process, as well as maintenance performance, timely equipment removal at the rental termination and simplified billing. Our service initiatives include (i) reliable on-time equipment delivery directly to customers' job sites; (ii) on-site repairs and maintenance of rental equipment by factory trained mechanics, which are generally available 24 hours a day, seven days a week; and (iii) ongoing training of an experienced sales force to consult with customers regarding their equipment needs.

     New Equipment Sales. We are a distributor of new equipment on behalf of several nationally known equipment manufacturers. We are the sole authorized distributors of John Deere industrial and construction equipment in six of our stores located in central and southern Florida. We also have distributor arrangements with Bomag to sell heavy compaction equipment, and with Terex Americas to sell off-road trucks, in central and southern Florida. Our sales line consists of nine categories of John Deere, Bomag and Terex Americas equipment and a total of 58 different machines, including: John Deere backhoe loaders, forklifts, crawler dozers, four-wheel-drive loaders, scrapers, skid steers, motor graders and excavators; Bomag vibratory rollers, static rollers, recyclers and trash compactors; and a complete line of articulated off-road trucks manufactured by Terex Americas.

     Our ability to sell new equipment offers flexibility to our customers and enhances our customer relations. In addition, our dealership operations provide us with several competitive advantages, including the opportunity to achieve favorable pricing by combining equipment purchases for our dealership and rental fleets, the reduction of costs in certain locations by sharing service, maintenance and administrative personnel and better knowledge of local markets by pooling management information.

     In addition to standard equipment sales, we also offer customers the option to rent-to-purchase equipment for a period of time. Under this program, the customer applies a portion of the rental payment to the purchase price, thus accruing equity over the term of the rental period. Our rent-to-purchase customers generally rent new equipment for a period of six to 18 months with the option to purchase at the end of the rental period. Sales under our rent-to-purchase program represented approximately 65% of our new equipment sales in 1998.

     We effectively compete against other dealers by offering John Deere and other quality equipment lines for sale, and by providing high quality service. All personnel, from management to mechanics, are factory trained. The training of mechanics is continually upgraded as new product lines are introduced. We can transfer equipment from one store to another based upon a particular customer's needs. Customers also have the opportunity to rent equipment from our rental fleet if their own equipment is under repair. The parts department features ample stock and maintenance vehicles, which are equipped to handle minor repairs in the field and limit costly down time.

     Used Equipment Sales. We maintain a regular program of selling used equipment in order to adjust the size and composition of our rental fleet to changing market conditions and to maintain the quality and low average age of our rental fleet. Management attempts to balance the objective of obtaining acceptable prices from equipment sales against the revenues obtainable from used equipment rentals. We are generally able to achieve favorable resale prices for our used equipment due to our strong preventative maintenance program and our practice of selling used equipment before it becomes obsolete or irreparable. We believe the proactive management of our rental fleet allows us to adjust the rates of new equipment purchases and used equipment sales to maximize equipment utilization rates and respond to changing economic conditions. Such proactive management, together with our broad geographic diversity, minimizes the impact of regional economic downturns.

     Parts and Service. We sell a full complement of parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business. We also offer maintenance service to our customers that own equipment and generate revenues from damage waiver charges, delivery charges and warranty income. We believe that these revenues are more stable than equipment sales revenues because of the recurring nature of the parts and service business. We also believe that during economic downturns, the parts and service business may actually increase as customers postpone new equipment purchases and instead attempt to maintain their existing equipment.

Management Information System

     We have developed a state-of-the-art, customized management information system, capable of monitoring operations on a real-time basis at up to 300 sites that can be upgraded to support additional locations or terminals. We currently employ eight management information system employees who continually update and refine the system. We use this system to maximize fleet utilization and determine the optimal fleet composition by market. This system links all of our rental locations and allows management to track customer and sales information, as well as the location, rental status and maintenance history of every piece of equipment in the rental fleet. Using this system, rental equipment branch managers can search our entire rental fleet for needed equipment, quickly determine the closest location of such equipment and arrange for delivery to the customer's work site. This practice helps diminish "lost rents," improves utilization and makes equipment available in markets where it can earn increased revenues. Our communications system can handle multiple protocols and allows the integration of systems running on different platforms. This feature allows us to include systems used by locations acquired in an acquisition of an existing equipment rental company in its central databases while the acquired locations are integrated into our system.

Customers

     Our customers include commercial, industrial and civil construction contractors, manufacturers, public utilities, municipalities, golf courses, shipyards, commercial farmers, military bases, offshore platform operators and maintenance contractors, refineries and petrochemical facilities and a variety of other industrial accounts. During 1998 we served over 75,000 customers. Our top 10 customers represented 6.0% of our total revenues in 1998.

     Our rental equipment customers vary in size from large Fortune 500 companies who have elected to outsource much of their equipment needs to small construction contractors, subcontractors, and machine operators whose equipment needs are job-based and not easily measured in advance. Our new and used equipment sales customers are generally large construction contractors who regularly purchase wholesale goods and annually budget for fleet maintenance purchases.

     We do not currently provide our own purchase financing to customers. We rent equipment, sell parts, and provide repair services on account to customers who are screened through a credit application process. Customers can finance purchases of large equipment with a variety of creditors, including manufacturers, banks, finance companies and other financial institutions.

Sales and Marketing

     We maintain a strong sales and marketing orientation throughout our organization in order to increase our customer base and better understand and serve our customers. Managers at each of our branches are responsible for supervising and training all sales employees at that location and directing the salesforce by conducting regular sales meetings and participating in selling activities. Managers develop relationships with local customers and assist them in planning their equipment requirements.Managers are also responsible for managing the mix of equipment at their locations, keeping abreast of local construction activity and monitoring competitors in their respective markets.

     To stay informed about their local markets, salespeople track new equipment sales and construction projects in the area through Equipment Data Reports, Fw Dodge Reports and PEC Reports (Planning, Engineering and Construction), follow up on referrals and visit construction sites and potential equipment users who are new to the local area. Our salespeople also use targeted marketing strategies to address the specific needs of local customers.

Purchasing

     We purchase equipment from vendors with reputations for product quality and reliability. Our Vice President of Asset Management and Procurement directs fleet purchasing, asset utilization and fleet maintenance for our rental equipment fleet. We believe our size and the quantity of equipment we purchase enables us to purchase equipment directly from vendors pursuant to national purchasing agreements at lower prices and on more favorable terms than many smaller competitors. We seek to maintain close relationships with our vendors to ensure the timely delivery of new equipment. We believe that we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories.

     The following table summarizes our principal categories of equipment and specifies the Company's major suppliers of such equipment:


Product Category                                    Primary Vendors
Air Compressors and Equipment .......  Ingersoll-Rand, Sullivan and Atlas Copco
Earthmoving Equipment (such as
 Backhoes,Loaders, Dozers,
 Excavators and Material
 Handling Equipment) ................  John Deere, Case, JCB, Kobelco and Bobcat
Compaction Equipment, Rollers
 and Recyclers ......................  Bomag, Wacker, MultiQuip and Stone
Pumps ...............................  MultiQuip, Wacker and Thompson
Generators ..........................  MultiQuip, Wacker and Atlas Copco
Welders .............................  MultiQuip, Miller and Lincoln
Electric Tools ......................  Bosch, Kango and Hitachi
Light Towers ........................  Specialty Lighting, Coleman and Amida
Forklifts ...........................  JCB, Gradall, Lull and Ingersoll-Rand
Trucking ............................  Terex Americas, Ford and GMC
Aerial ..............................  Skyjack, JLG, Mark Industries and Genie
                                       Industries
Concrete ............................  Partner, Edco, Whiteman, Miller,
                                       MultiQuip, Wacker and Stone
Hydraulic Hammers ...................  Kent and Tramac

Locations

     Our locations typically include (i) offices for sales, administration and management; (ii) a customer showroom displaying equipment and parts; (iii) an equipment service area; and (iv) outdoor and indoor storage facilities for equipment. Each location offers a full range of rental equipment for rental, with the mix designed to meet the anticipated needs of the customers in each location.

     Each stand-alone rental equipment location is staffed by, on average, approximately 15 full-time employees, including a branch manager, a rental coordinator, service manager, sales representatives, an office administrator, mechanics and drivers. Each dealership has approximately 25 full-time employees including a branch manager, parts manager, service manager, sales representatives, departmental personnel, including mechanics, and administrative staff. These employees are in addition to the full-time employees used to staff the rental equipment operations located at the same sites.

Dealership Agreements

     Neff Machinery, Inc. ("Neff Machinery"), one of our subsidiaries, has entered into several dealership agreements with each of John Deere, Bomag and Terex Americas in central and southern Florida. These dealership agreements appoint Neff Machinery as the equipment manufacturer's authorized dealer in certain "Areas of Responsibility," which generally includes 100% of certain counties in southern and central Florida. Under the dealership agreements, the equipment manufacturers agree to sell equipment to Neff Machinery for resale in these areas. The dealership agreements typically do not have a specific term, but may be terminated by either party upon 120 days written notice, or immediately by the equipment manufacturer for cause, which generally includes, among other things, default by Neff Machinery under any security agreement between Neff Machinery and the equipment manufacturer, dissolution or liquidation of Neff Machinery, or a significant change in the control, ownership or capital structure of Neff Machinery without the equipment manufacturer's prior written consent.

     The John Deere dealership agreement further provides that John Deere may terminate the agreement for cause if GE Capital's beneficial ownership of equity in the Company exceeds 25% before September 25, 1999 or exceeds 20% on or after September 25, 1999.

     We receive cash incentives and volume-related discounts from the equipment manufacturers, which we represent. We use most of these cash rebates and marketing fund contributions to give customers price discounts. In addition, John Deere, Bomag and Terex Americas offer us standard dealer cash discounts or limited interest-free financing.

Competition

     Equipment Rentals. The equipment rental industry is highly fragmented and very competitive. We compete with independent third parties in all of the markets in which we operate. Most of our competitors in the rental business tend to operate in specific, limited geographic areas, although some larger competitors do compete on a national basis. We also compete with equipment manufacturers, which sell and rent equipment directly to customers. Some of our competitors have greater financial resources and name recognition than we have.

     Equipment Sales. The equipment distribution market consists of many firms which operate dealerships representing equipment manufacturers, such as Caterpillar, John Deere, Case and Komatsu. As the authorized dealer of John Deere equipment in central and southern Florida, we compete with dealers who sell other manufacturers' equipment in the same area. Key competitive factors include fleet quality, pricing and the ability of a particular dealer to provide satisfactory service and parts. John Deere provides promotional programs, which help the dealerships increase market share against competitors.

Environmental and Safety Regulation

     Our facilities and operations are subject to certain federal, state and local laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, the treatment, storage and disposal of solid and hazardous wastes and materials, and the remediation of contamination associated with the release of hazardous substances. We believe that we are in material compliance with such requirements and do not currently anticipate any material capital expenditures for environmental compliance or remediation for the current or succeeding fiscal years. Certain of our present and former facilities have used substances and generated or disposed of wastes which are or may be considered hazardous, and we may incur liability in connection therewith. Moreover, there can be no assurance that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. Such future changes or interpretations, or the identification of adverse environmental conditions currently unknown to us, could result in additional environmental compliance or remediation costs to us. Such compliance and remediation costs could be material to our financial condition or results of operations.

     In particular, at our owned and leased facilities we store and dispense petroleum products from aboveground storage tanks and have in the past stored and dispensed petroleum products from underground storage tanks. We also use hazardous materials, including solvents, to clean and maintain equipment and generate and dispose of solid and hazardous wastes, including used motor oil, radiator fluid and solvents. In connection with such activities, we have incurred capital expenditures and other compliance costs which are expensed on a current basis and which, to date, have not been material to our financial condition. Based on currently available information, we believe that we will not be required to incur material capital expenditures or other compliance or remediation costs on environmental and safety matters in the foreseeable future.

Employees

     As of February 26, 1999, we had approximately 1,600 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     We lease 16,000 square feet for our corporate headquarters in an office building in Miami, Florida. We own the buildings and/or the land at 10 of our locations. All other sites are leased, generally for terms of five years with renewal options. Owned and leased sites range from approximately 7,000 to 25,000 square feet on lots ranging up to 22 acres, and include showrooms, equipment service areas and storage facilities. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, we do not believe any of these matters are material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     On May 21, 1998, our Class A Common Stock (the "Common Stock") began trading on the New York Stock Exchange under the symbol "NFF". The following table sets forth the high and low closing sales prices of Common Stock as reported on the respective exchange for the periods indicated.


                                               High     Low
                                               ----     ----
     Year ended December 31, 1998:

          First Quarter ...............         N/A      N/A
          Second Quarter ..............       13.00     9.88
          Third Quarter ...............       14.19     7.75
          Fourth Quarter ..............        8.69     5.38

     As of March 15, 1999, the Company had 38 shareholders of record. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the common stock is held of record in broker "street names" for the benefit of individual investors.

Dividend Policy

     We have not paid any cash dividends on our common stock during the two-year period ended December 31, 1998. We presently intend to retain all earnings for the development of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, our revolving credit agreement precludes us from purchasing, redeeming or retiring any of our capital stock or from paying dividends. The payment of dividends is also limited by provisions of the indentures governing our senior subordinated notes issued in May and December 1998 and due 2008. The declaration and payment of any future cash dividends will depend on a number of factors including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. There can be no assurances that we will pay any dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 1998. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. Certain amounts in the prior years have been reclassified to conform with the current year presentation.

                                                                        Year Ended December 31,
                                                         ---------------------------------------------------
                                                           1998      1997       1996       1995       1994
                                                         --------  --------   --------   ---------  --------
Statement of Operations                                     (amounts in thousands, except per share data)
Revenues
  Rental revenue ......................................  $179,014  $ 69,512   $ 35,808   $  20,019  $ 16,226
  Equipment sales .....................................   108,352    50,578     44,160      33,943    22,996
  Parts and service ...................................    36,724    22,132     15,045      13,292    10,304
                                                         --------  --------   --------   ---------  --------
     Total revenues ...................................   324,090   142,222     95,013      67,254    49,526
                                                         --------  --------   --------   ---------  --------
Cost of revenues
  Cost of equipment sold ..............................    83,783    40,766     33,605      26,562    17,111
  Depreciation of rental equipment ....................    56,336    24,231(1)  19,853(1)   11,747     8,911
  Maintenance of rental equipment .....................    49,858    18,752      8,092       3,469     2,806
  Cost of parts and service ...........................    23,690    13,741      8,143       7,504     5,987
                                                         --------  --------   --------   ---------  --------
     Total cost of revenues ...........................   213,667    97,490     69,693      49,282    34,815
                                                         --------  --------   --------   ---------  --------
Gross profit ..........................................   110,423    44,732     25,320      17,972    14,711
                                                         --------  --------   --------   ---------  --------
Selling, general and administrative expenses ..........    60,347    31,329     18,478      10,956     8,493
Other depreciation and amortization ...................     8,833     2,806      1,432         916       225
Officer stock option compensation(2) ..................     3,198     4,400         --          --        --
                                                         --------  --------   --------   ---------  --------
Income from operations ................................    38,045     6,197      5,410       6,100     5,993
                                                         --------  --------   --------   ---------  --------
Other expense .........................................    35,855    14,338      6,337       3,090     1,669
                                                         --------  --------   --------   ---------  --------
Income (loss) before income taxes, minority interest
 and extraordinary item ...............................     2,190    (8,141)      (927)      3,010     4,324
(Provision for) benefit from income taxes(3) ..........       134     1,748       (461)     (1,176)   (1,612)
                                                         --------  --------   --------   ---------  --------
Income (loss) before minority interest and
  extraordinary item ..................................     2,324    (6,393)    (1,388)      1,834     2,712
Minority interest .....................................    (1,111)       --         --          --        --
                                                         --------  --------   --------   ---------  --------
Income (loss) before extraordinary item ...............     1,213    (6,393)    (1,388)      1,834     2,712
Extraordinary loss, net ...............................    (2,675)     (451)      (809)         --        --
                                                         --------  --------   --------   ---------  --------
Net income (loss) .....................................  $ (1,462) $ (6,844)  $ (2,197)  $   1,834  $  2,712
                                                         ========  ========   ========   =========  ========
Basic and diluted earnings per share
Income (loss) before extraordinary item ...............  $  (0.23) $  (1.64)  $  (0.56)  $    0.22  $   0.32
Extraordinary loss, net ...............................     (0.15)    (0.05)     (0.10)         --        --
                                                         --------  --------   --------   ---------  --------
Net income (loss) .....................................  $  (0.38) $  (1.69)  $  (0.66)  $    0.22  $   0.32
                                                         ========  ========   ========   =========  ========
Basic and diluted weighted average common shares
 outstanding   ........................................    17,213     8,465      8,465       8,465     8,465
                                                         ========  ========   ========   =========  ========


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA -(continued)

                                                                        Year Ended December 31,
                                                         ---------------------------------------------------
                                                           1998      1997       1996       1995       1994
                                                         --------  --------   --------   ---------  --------
                                                            (amounts in thousands, except per share data)
Balance Sheet Data (end of period):
Net book value of rental equipment ....................  $321,220  $179,547   $ 76,794   $  45,596  $ 29,602
Total assets ..........................................   572,369   279,654    109,118      68,816    46,851
Total debt ............................................   406,993   226,203     58,250      48,345    37,983
Redeemable preferred stock ............................        --    53,747     46,299      11,430        --
Total stockholders' equity (deficit) ..................    99,360   (24,735)    (7,508)     (1,931)    4,205

Other Data:
EBITDA(4) .............................................  $103,214  $ 33,234   $ 26,695   $  18,763  $ 15,129
EBITDA margin(5) ......................................      31.8%     23.4%      28.1%       27.9%     30.5%
Rental equipment purchases ............................  $199,198  $143,515   $ 86,886   $  52,795  $ 31,185
Number of locations (end of period) ...................        86        53         16           8         6


----------
1) Depreciation for rental equipment for 1996 and 1997 reflects the Company's change in depreciation policy to recognize extended estimated service lives and increased residual values of its rental equipment. See the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.
2) Officer stock option compensation expense represents a noncash charge with respect to the change in estimated market value of the shares to be issued to the Chief Executive Officer under an option agreement.
3) Prior to December 26, 1995, the Company operated as a Subchapter S corporation under the provisions of the Internal Revenue Code. Income
     (loss) before extraordinary items for 1994 and 1995 is restated to reflect what the data would have been if the Company had Subchapter C status in these years.
4) EBITDA represents income from operations plus depreciation and amortization. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts and investors as a measure of profitability for companies with significant depreciation and amortization expense. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.
5)   EBITDA margin represents EBITDA as a percentage of total revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the year ended December 31, 1998 to the year ended December 31, 1997 and the year ended December 31, 1997 to the year ended December 31, 1996. Consolidated results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, appearing elsewhere in this Annual Report.

Overview

     Since 1995, the Company has pursued an aggressive growth strategy, increasing its number of equipment rental and sales locations to 86, as of December 31, 1998. The Company has achieved this growth through the addition of 52 equipment rental locations as a result of acquisitions, and the opening of 26 new equipment rental locations primarily throughout the southeast and southwest regions of the United States. The Company intends to continue to pursue its aggressive growth strategy by (i) making additional acquisitions of equipment rental companies; (ii) increasing fleet at its existing equipment rental locations in both existing and new product lines; (iii) continuing to open new equipment rental locations; and (iv) expanding its dealership operations.

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

     The Company  primarily  derives  revenue from (i) the rental of  equipment;
(ii) sales of new and used equipment and (iii) sales of parts and service. The Company's primary source of revenue is the rental of equipment to construction and industrial customers. Growth in rental revenue is dependent upon several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and the general economic environment. The level of new and used equipment sales is primarily a function of the supply and demand for such equipment, price and general economic conditions. The age, quality and mix of the Company's rental fleet also affect revenues from the sale of used equipment. Revenues derived from the sale of parts and service is generally correlated with sales of new equipment.

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

     Depreciation of rental equipment is calculated on a straight-line basis over the estimated service life of the asset (generally two to seven years with a 10% residual value). Since January 1, 1996, the Company has made certain changes to its depreciation assumptions to recognize extended estimated service lives and increased residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service lives of these assets. In addition, the new lives and residual values more closely conform to those prevalent in the industry.

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

     The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of total revenues. There can be no assurance that the trends in the table below will continue in the future.


                                                    Year Ended December 31,
                                                 -----------------------------
                                                  1998        1997       1996
                                                 ------      ------     ------
Revenues:
  Rental revenue ..............................    55.3%       48.9%      37.7%
  Equipment sales .............................    33.4        35.6       46.5
  Parts and service ...........................    11.3        15.5       15.8
                                                 ------      ------     ------
     Total revenues ...........................   100.0%      100.0%     100.0%
                                                 ------      ------     ------
Cost of revenues:
  Cost of equipment sold ......................    25.8        28.6       35.4
  Depreciation of rental equipment ............    17.4        17.0       20.9
  Maintenance of rental equipment .............    15.4        13.2        8.5
  Cost of parts and services ..................     7.3         9.7        8.6
                                                 ------      ------     ------
     Total cost of revenues ...................    65.9        68.5       73.4
                                                 ------      ------     ------
Gross profit ..................................    34.1        31.5       26.6
  Selling, general and administrative expenses.    18.6        22.0       19.4
  Other depreciation and amortization .........     2.8         2.0        1.5
  Officer stock option compensation ...........     1.0         3.1         --
                                                 ------      ------     ------
Income from operations ........................    11.7%        4.4%       5.7%
                                                 ======      ======     ======
EBITDA ........................................    31.8%       23.4%      28.1%
                                                 ======      ======     ======

1998 Compared to 1997

     Revenues. Total revenues for 1998 increased 127.9% to $324.1 million from $142.2 million in 1997. This growth in revenues is primarily attributable to revenues generated by acquisitions of approximately $114.9 million and an increase in revenues from the maturation of the 26 new rental locations opened since March 1995 of approximately $47.4 million.

     Gross Profit. Gross profit for 1998 increased 146.9% to $110.4 million or 34.1% of total revenues from $44.7 million or 31.5% of total revenues in 1997. This increase is primarily attributable to an increase in gross profit of approximately $44.1 million associated with the growth in revenues arising from acquisitions and approximately $17.4 million associated with the maturation of the 26 new rental locations opened since March 1995. The increase in gross profit as a percentage of revenue is primarily attributable to improved rental revenue margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 92.6% to $60.3 million or 18.6% of total revenues from $31.3 million or 22.0% of total revenues in 1997. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of locations operated by the Company and increased regional and corporate personnel to support the continued growth of the Company. The Company had 86 locations at December 31, 1998, compared to 53 at December 31, 1997.

     Other Depreciation and Amortization. Other depreciation and amortization expense for 1998 increased 214.8% to $8.8 million or 2.7% of total revenues from $2.8 million or 2.0% of total revenues in 1997. This increase is primarily attributable to amortization of goodwill resulting from acquisitions and to increased expenditures on computer equipment, management information systems and property and equipment needed to support the Company's expansion.

     Officer Stock Option Compensation. Officer stock option expense was $3.2 million for 1998 and $4.4 million for 1997. The expense represents changes in estimated market value of the shares to be issued to a key employee under an option agreement.

     Interest Expense. Interest expense for 1998 increased 172.9% to $32.7 million from $12.0 million in 1997. This increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

     Extraordinary Loss. During 1998, as a result of modifications to the Company's Credit Facility, the Company recorded extraordinary losses from the write-off of debt issue costs associated with the early extinguishment of debt of $2.7 million, net of related income taxes.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is not presented as an alternative to operating results or cash flow from operations as determined by Generally Accepted Accounting Principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet its capital requirements and pursue its business strategy. EBITDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

     EBITDA for 1998 increased 210.6% to $103.2 million or 31.8% of total revenues from $33.2 million or 23.4% of total revenues in 1997. The increase in EBITDA is primarily attributable to the maturation of new rental locations and acquisitions as discussed above. In 1998 and 1997, EBITDA included charges for officer stock option compensation of $3.2 million and $4.4 million, respectively.

1997 Compared to 1996

     Revenues. Total revenues for 1997 increased 49.7% to $142.2 million from $95.0 million in 1996. This growth in revenues primarily resulted from an increase in revenues of (i) approximately $12.3 million attributable to the continued maturation of existing rental locations; (ii) approximately $16.3 million associated with the Company's acquisition of 26 rental locations in August 1997; and (iii) approximately $9.2 million from the opening of 11 new rental locations during the period.

     Gross Profit. Gross profit for 1997 increased 76.7% to $44.7 million or 31.5% of total revenues from $25.3 million or 26.6% of total revenues in 1996. These increases can primarily be attributed to an increase in gross profit of
(i) approximately $9.3 million from the continued growth of revenues from the 10 locations opened during 1995 and 1996; (ii) approximately $6.2 million from the growth in revenues arising from the acquisition of 26 rental locations in August 1997; and (iii) approximately $3.2 million from the growth in revenues associated with the opening of 11 new rental locations during 1997. These increases in gross profit include approximately $3.3 million related to the change in the Company's depreciation policy to recognize extended service lives and increased salvage values of its rental equipment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1997 increased 69.5% to $31.3 million or 22.0% of total revenues from $18.5 million or 19.4% of total revenues in 1996. The increase in selling, general and administrative expenses as a percent of revenues is primarily attributable to the opening of 11 new rental locations and the increase in regional and corporate personnel in anticipation of continued growth through acquisitions and new location openings. In 1996, selling, general and administrative expenses included approximately $0.9 million of expenses related to the investigation of alternative financing arrangements.

     Other Depreciation And Amortization. Other depreciation and amortization expense for 1997 increased 95.9% to $2.8 million from $1.4 million in 1996. The increase in other depreciation and amortization is primarily attributable to increased expenditures on computer equipment, management information systems and property and equipment needed to support the Company's expansion.

     Officer Stock Option Compensation Expense. Officer stock option compensation expense was $4.4 million for 1997 and represents a change in estimated market value of the shares to be issued to a key employee under an option agreement.

     Interest Expense. Interest expense for 1997 increased to $12.0 million from $6.0 million in 1996. This increase is attributable to additional borrowings related to the Company's continued investment in rental equipment and the Company's acquisition of 26 locations in August 1997.

     Extraordinary Loss. During 1997, as a result of modifications to the Company's credit facility, the Company recorded extraordinary losses from the write-off of debt issue costs associated with the early extinguishment of debt of $0.5 million, net of related income taxes.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for 1997 increased 24.4% to $33.2 million or 23.4% of total revenues from $26.7 million or 28.1% of total revenues in 1996. In 1997, EBITDA included approximately $4.4 million of officer stock option compensation charges. The increase in EBITDA is primarily attributable to the growth in revenues associated with the new locations and the growth in revenues from the August 1997 acquisition previously discussed.

Liquidity and Capital Resources

     During 1998, the Company completed an initial public offering of its Class A Common Stock (the "Offering") and the sale of $200 million of Senior Subordinated Notes due 2008 (the "Senior Notes") to reduce the Company's indebtedness, extend its debt maturities to reflect the long-term nature of its assets and provide increased operational and financial flexibility to allow the Company to pursue its growth strategy.

     Proceeds from the Offering and Senior Notes were used to repay a $100.0 million term loan, redeem the Company's Series A Cumulative Preferred Stock, repay a mortgage related to properties the Company owns and reduce outstanding borrowings under the Company's revolving credit facility.

     During 1998, the Company's operating activities provided net cash flow of $42.7 million as compared to $8.9 million for 1997. This increase is primarily attributable to the growth in the Company's operations resulting from an increase in the number of rental locations operated by the Company.

     Net cash used in investing activities was $266.5 million for 1998 as compared to $173.3 million in the same period for the prior year. This increase is primarily attributable to an increase in the number of acquisitions made by the Company in 1998.

     Net cash provided by financing activities was $225.3 million for 1998 as compared to $162.3 million for 1997. The net cash provided by financing activities was primarily attributable to net proceeds received from the Offering and Senior Notes.

     As of December 31, 1998, the Company had approximately $108.3 million available under its revolving credit facility. Based upon current expectations, the Company believes that cash flow from operations, together with amounts, which may be borrowed under the revolving credit facility, will be adequate for it to meet its capital requirements and pursue its business strategy for the next 12 months.

Year 2000

     The Company is aware of the issues associated with the programming code in existing computer and software systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company has completed an assessment of the effect of Year 2000 issues on its computer systems. Based upon this assessment, management believes the Company is Year 2000 compliant. The total cost to the Company to become Year 2000 compliant was not material. The Company has received confirmation from all of its current systems' vendors that each of their systems will properly handle the rollover to the Year 2000. Although there can be no assurance, management believes the Year 2000 problem will not have a material effect on the financial position, results of operations or cash flows of the

Company. In addition, there can be no assurance that the systems of other companies with which the Company does business will properly handle the rollover to the Year 2000 and will not have an adverse effect on the Company's operations.

Inflation and General Economic Conditions

     Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. The Company's operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors. In addition, the Company's operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by the Company under its variable rate credit facilities.

     Although much of the Company's business is with customers in industries that are cyclical in nature, management believes that certain characteristics of the equipment rental industry and the Company's operating strategies should help to mitigate the effects of an economic downturn. These characteristics include
(i) the flexibility and low cost offered to customers by renting, which may be a more attractive alternative to capital purchases; (ii) the Company's ability to redeploy equipment during regional recessions; and (iii) the diversity of the Company's industry and customer base.

Market Risk

     The Company's financial instruments consist of cash, accounts receivable, and debt. Cash and accounts receivable are short term, non-interest bearing instruments and not subject to market risk.

     For fixed rate debt instruments, interest rate changes affect their fair market value but do not impact earnings or cash flows. Conversely for variable rate debt instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows.

     At December 31, 1998, the Company had fixed rate debt of $199.3 million and variable rate debt of $207.7 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of the fixed rate debt by approximately $10.1 million and decrease earnings and cash flows for variable rate debt by approximately $1.3 million.

     The Company's investment in S.A. Argentina is not subject to exchange rate exposures because Argentine law requires that the peso, Argentina's official currency, be exchangeable for not less than one dollar.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  Index to Financial Statements and Schedules



                                                                   Page Numbers

Reports of Independent Certified Public Accountants .............       22

Consolidated Balance Sheets as of December 31, 1998 and 1997 ....       24

Consolidated Statements of Operations for the years ended
 December 31, 1998, 1997 and 1996 ...............................       25

Consolidated Statements of Shareholders' Equity (Deficit) for
 the years ended December 31, 1998, 1997 and 1996 ...............       26

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996 ...............................       27

Notes to Consolidated Financial Statements ......................       28

SCHEDULES:

Report of Independent Certified Public Accountants ..............       49

II-Valuation and Qualifying Accounts and Reserves ...............       50

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Neff Corp.


We have audited the accompanying consolidated balance sheets of Neff Corp. and Subsidiaries (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sullair Argentina Sociedad Anonima (a consolidated subsidiary), which statements reflect total assets of $71,960,577 at December 31, 1998, and total revenues and net income of $27,138,214 and $3,175,507, respectively, for the period from July 1, 1998 through December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included by Sullair Argentina Sociedad Anonima, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Corp. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/DELOITTE & TOUCHE LLP


Miami, Florida
February 16,1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
Sullair Argentina Sociedad Anonima

1. We have audited the consolidated balance sheet of Sullair Argentina Sociedad Anonima and its subsidiary Sullair San Luis Sociedad Anonmia as of December 31, 1998, and the related consolidated statements of income and of changes in shareholders' equity and in financial position (cash flows) for the six month period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.
2. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit does not provide assurance that the Company's computerized systems or any other system, such as those from customers and suppliers, are or would be year 2000 compliant. We believe that our audits provide a reasonable basis for our opinion.
3. Accounting principles generally accepted in Argentina require companies with controlling financial interest in the other companies to present both parent company, where investments in subsidiaries are accounted for by the equity method, and consolidated financial statements, as primary and supplementary information, respectively. Because of the special purpose of the financial statements, parent company financial statements are not included. This procedure has been adopted for the convenience of the reader of the financial statements.
4. In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Sullair Argentina Sociedad Anonima and its subsidiary Sullair San Luis Sociedad Anonima at December 31, 1998, and the results of their operations, the changes in their shareholders' equity and the changes in their financial position (cash flows) for the six-month period ended December 31, 1998, in conformity with accounting principles generally accepted in Argentina.
5. Accounting principles generally accepted in Argentina vary in certain important respects from accounting principles generally accepted in the United States of America. The application of the latter would have affected the determination of consolidated net income for the mentioned periods, and the determination of consolidated shareholders' equity and financial position at December 31, 1998, to the extent summarized in Notes 10 and 11 to the consolidated financial statements of Sullair Argentina Sociedad Anonima.


/s/PRICE WATERHOUSE & CO.


Buenos Aires, Argentina
February 16, 1999

                                   NEFF CORP.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                                   December 31,
                                                                                -----------------
                                                                                  1998      1997
                                                                                --------  --------
                                  ASSETS
Cash and cash equivalents ..................................................... $  4,340  $  2,885
Accounts receivable, net of allowance for doubtful accounts of
 $3,229 in 1998 and $1,092 in 1997..............................................  59,022    25,007
Inventories ....................................................................  29,164    11,312
Rental equipment, net .......................................................... 321,220   179,547
Property and equipment, net ....................................................  45,114    23,737
Goodwill, net ..................................................................  96,722    29,444
Net deferred  tax asset ........................................................   2,780       663
Intangible assets, net .........................................................   1,459       622
Prepaid expenses and other assets ..............................................  12,548     6,437
                                                                                --------  --------
        Total assets ...........................................................$572,369  $279,654
                                                                                ========  ========
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
   Accounts payable ............................................................$ 24,405  $ 10,871
   Accrued expenses ............................................................  27,090    11,248
   Credit facility ............................................................. 191,189   161,825
   Term loan payable ...........................................................      --    49,916
   Senior subordinated notes ................................................... 198,522        --
   Notes payable ...............................................................  17,282    14,462
   Capitalized lease obligations ...............................................   1,487     2,320
                                                                                --------  --------
        Total liabilities ...................................................... 459,975   250,642
                                                                                --------  --------
Redeemable preferred stock
   Series A Cumulative Redeemable Preferred Stock, $.01 par value;
    520 shares authorized; 341 shares issued and outstanding in 1997 ...........      --    10,649
   Series B Cumulative Convertible Redeemable Preferred Stock,
    $.01 par value; 800 shares authorized, issued and outstanding in 1997 ......      --     8,336
   Series C Cumulative Convertible Redeemable Preferred Stock,
    $.01 par value; 800 shares authorized, issued and outstanding in 1997 ......      --    31,562
   Preferred stock dividend payable--Series B and C ............................      --     3,200
                                                                                --------  --------
        Total redeemable preferred stock .......................................      --    53,747
                                                                                --------  --------
Commitments and contingencies (Note 12) ........................................      --        --
                                                                                --------  --------
Minority interest ..............................................................  13,034        --
                                                                                --------  --------
Stockholders' equity (deficit)
   Preferred Stock; $.01 par value; 18,350 shares authorized; none issued and
    outstanding ................................................................      --        --
   Series B Junior Participating Preferred Stock; $.01 par value; 1,000 shares
    authorized, none issued and outstanding ....................................      --        --
   Class A Common Stock; $.01 par value; 100,000 shares authorized; 16,065 and
    8,465 shares issued and outstanding in 1998 and 1997, respectively .........     161        85
   Class B special Common Stock; $.01 par value, liquidation preference $11.67;
    20,000 shares authorized; 5,100 shares issued and outstanding in 1998 ......      51        --
   Additional paid-in capital .................................................. 127,765        --
   Accumulated deficit ......................................................... (28,617)  (24,820)
                                                                                --------  --------
        Total stockholders' equity (deficit) ...................................  99,360   (24,735)
                                                                                --------  --------
        Total liabilities and stockholders' equity (deficit) ...................$572,369  $279,654
                                                                                ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                                1998       1997       1996
                                                             ---------  ---------   ---------
Revenues
  Rental revenue ........................................... $ 179,014  $  69,512   $  35,808
  Equipment sales ..........................................   108,352     50,578      44,160
  Parts and service ........................................    36,724     22,132      15,045
                                                             ---------  ---------   ---------
      Total revenues .......................................   324,090    142,222      95,013
                                                             ---------  ---------   ---------
Cost of revenues
  Cost of equipment sold ...................................    83,783     40,766      33,605
  Depreciation and rental equipment ........................    56,336     24,231      19,853
  Maintenance of rental equipment ..........................    49,858     18,752       8,092
  Cost of parts and service ................................    23,690     13,741       8,143
                                                             ---------  ---------   ---------
      Total cost of revenues ...............................   213,667     97,490      69,693
                                                             ---------  ---------   ---------
Gross profit ...............................................   110,423     44,732      25,320
                                                             ---------  ---------   ---------
Other operating expenses
  Selling, general and administrative expenses .............    60,347     31,329      18,478
  Other depreciation and amortization ......................     8,833      2,806       1,432
  Officer stock option compensation ........................     3,198      4,400          --
                                                             ---------  ---------   ---------
      Total other operating expenses .......................    72,378     38,535      19,910
                                                             ---------  ---------   ---------
Income from operations .....................................    38,045      6,197       5,410
                                                             ---------  ---------   ---------
Other expense
  Interest expense .........................................    32,677     11,976       6,012
  Amortization of debt issue costs .........................     3,178      2,362         325
                                                             ---------  ---------   ---------
      Total other expense ..................................    35,855     14,338       6,337
                                                             ---------  ---------   ---------
Income (loss) before income taxes, minority interest and
 extraordinary item ........................................     2,190     (8,141)       (927)
(Provision for) benefit from income taxes ..................       134      1,748        (461)
                                                             ---------  ---------   ---------
Income (loss) before minority interest and extraordinary item    2,324     (6,393)     (1,388)
Minority interest ..........................................    (1,111)        --          --
                                                             ---------  ---------   ---------
Income (loss) before extraordinary item ....................     1,213     (6,393)     (1,388)
Extraordinary loss, net of income taxes ....................    (2,675)      (451)       (809)
                                                             ---------  ---------   ---------
Net loss ................................................... $  (1,462) $  (6,844)  $  (2,197)
                                                             =========  =========   =========
Basic and diluted loss per common share
Loss before extraordinary item ............................. $   (0.23) $   (1.64)  $   (0.56)
Extraordinary loss, net ....................................     (0.15)     (0.05)      (0.10)
                                                             ---------  ---------   ---------
Net loss ................................................... $   (0.38) $   (1.69)  $   (0.66)
                                                             =========  =========   =========
Basic and diluted weighted average common shares outstanding    17,213      8,465       8,465
                                                             =========  =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
                           CONSOLIDATED STATEMENT OF
                 STOCKHOLDERS' EQUITY (DEFICIT) FOR EACH OF THE
                THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                                 (in thousands)


                                                        Common Stock A   Common Stock B   Additional
                                                        ---------------  ---------------   Paid-in    Accumulated
                                                        Shares   Amount   Shares  Amount   Capital      Deficit     Total
                                                        ------  -------  ------- ------- -----------  -----------  -------
Balance, December 31, 1995 .........................     8,465  $    85       --      --          --  $   (2,016)  $(1,931)
Net loss ...........................................        --       --       --      --          --      (2,197)   (2,197)
Preferred stock dividend ...........................        --       --       --      --          --        (980)     (980)
Accretion of Series A Preferred
 Stock and Detachable Stock Purchase Warrant .......        --       --       --      --          --      (2,400)   (2,400)
                                                        ------  -------  ------- ------- -----------  -----------  -------
Balance, December 31, 1996 .........................     8,465       85       --      --          --      (7,593)   (7,508)
Net loss ...........................................        --       --       --      --          --      (6,844)   (6,844)
Adjustment for acquired property and equipment
 (Note 13), net of taxes ...........................        --       --       --      --          --      (2,936)   (2,936)
Dividends in kind--Series A Preferred Stock ........        --       --       --      --          --        (657)     (657)
Preferred stock dividends accrued--
 Series B and C ....................................        --       --       --      --          --      (3,200)   (3,200)
Accretion of Series A, B and C Preferred Stock .....        --       --       --      --          --      (3,590)   (3,590)
                                                        ------  -------  ------- ------- -----------  -----------  -------
Balance, December 31, 1997 .........................     8,465       85       --      --          --     (24,820)  (24,735)
Net loss ...........................................        --       --       --      --          --      (1,462)   (1,462)
Preferred stock dividends accrued--
 Series A, B and C .................................        --       --       --      --          --      (1,010)   (1,010)
Accretion of Series A, B and C Preferred Stock .....        --       --       --      --          --      (1,325)   (1,325)
Exchange of Preferred Stock Series B and C for Class
 B Common Stock ....................................        --       --    6,000 $    60 $    44,876          --    44,936
Conversion of Class B Common Stock
 to Class A Common Stock ...........................       900        9     (900)     (9)         --          --        --
Net proceeds from Common Stock Offering ............     6,700       67       --      --      85,663          --    85,730
Redemption of Series A Preferred Stock .............        --       --       --      --      (2,768)         --    (2,768)
Other ..............................................        --       --       --      --          (6)         --        (6)
                                                        ------  -------  ------- ------- -----------  -----------  -------
Balance, December 31, 1998 .......................      16,065  $   161    5,100 $    51 $   127,765  $  (28,617)  $99,360
                                                        ======  =======  ======= ======= ===========  ==========   =======



The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Cash Flows from Operating Activities
Net loss ..................................................  $(1,462)    $(6,844)    $ (2,197)
Adjustments to reconcile net loss to net cash provided by
 operating activities net of acquisitions
   Depreciation and amortization ..........................   68,347      29,399       21,610
   Officer stock option compensation ......................    3,198       4,400           --
   Accretion of debt discount .............................        6          --           --
   Gain on sale of equipment ..............................  (24,569)     (9,812)     (10,555)
   Minority interest ......................................    1,111          --           --
   Extraordinary loss on debt extinguishment ..............    4,280         722        1,298
   Benefit from deferred income taxes .....................     (510)     (1,748)        (596)
   Change in operating assets and liabilities
     Accounts receivable ..................................  (14,488)     (8,341)      (3,329)
     Other assets .........................................     (403)     (2,957)         255
     Accounts payable and accrued expenses ................    7,186       4,104        2,831
     Accrued financing costs ..............................       --          --       (2,143)
                                                             --------    --------    --------
         Net cash provided by operating activities ........   42,696       8,923        7,174
                                                             --------    --------    --------
Cash Flows from Investing Activities
Purchases of equipment .................................... (199,198)   (143,515)     (86,886)
Proceeds from sale of equipment ...........................  108,352      50,578       44,160
Purchases of property and equipment .......................  (15,015)    (16,747)      (1,972)
Cash paid for acquisitions ................................ (160,646)    (63,605)          --
                                                             --------    --------    --------
         Net cash used in investing activities ............ (266,507)   (173,289)     (44,698)
                                                             --------    --------    --------
Cash Flows from Financing Activities
Debt issue costs ..........................................  (12,277)     (2,425)      (3,989)
Net borrowings under Senior Credit Facility ...............   29,364     103,576           --
Advances under revolving credit facility ..................       --          --       58,250
Proceeds from issuance of senior subordinated notes .......  198,516          --           --
Proceeds from common stock offering .......................   85,730          --           --
Borrowings (repayments) under mortgage note ...............  (13,400)     13,400           --
Borrowings (repayments) under capitalized lease obligations     (833)        866         (222)
Net repayments under floor plans payable ..................       --          --      (31,493)
Borrowings (repayments) under term loan ...................  (49,916)     49,916           --
Net borrowings (repayments) under notes payable ...........    1,997        (135)     (16,852)
Redemption of Series A preferred stock ....................  (13,915)         --           --
Issuance of Series C Preferred Stock, net of costs ........       --         --        31,489
Distribution to stockholders ..............................       --      (2,936)          --
                                                             --------    --------    --------
         Net cash provided by financing activities ........  225,266     162,262       37,183
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents ......    1,455      (2,104)        (341)
Cash and cash equivalents, beginning of year ..............    2,885       4,989        5,330
                                                             --------    --------    --------
Cash and cash equivalents, end of year ....................  $ 4,340     $ 2,885     $  4,989
                                                             ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-GENERAL

Description of Business

     Neff Corp. and its subsidiaries (the "Company") own and operate equipment rental locations throughout the southern and western regions of the United States and in South America. In addition to its rental business, the Company acts as a dealer of new equipment on behalf of several nationally recognized equipment manufacturers. The Company also sells used equipment, spare parts and merchandise and provides ongoing repair and maintenance services.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The financial statements of Sullair Argentina Sociedad Anonima ("S.A. Argentina") included in the consolidated financial statements of the Company have been adjusted to reflect U.S. Generally Accepted Accounting Principles. All significant intercompany balances and transactions have been eliminated.

Stock Split

     In May 1998, the Company effected an 84.65 for 1.00 stock split. The accompanying financial statements reflect the stock split on a retroactive basis from the beginning of the periods presented.

Acquisitions

     In August 1997, the Company purchased the common stock of Industrial Equipment Rentals, Inc. ("IER") for approximately $63.6 million. This purchase was funded by a $50 million term loan and borrowings under the Company's Senior Credit Facility (See Note 5). IER has rental equipment operations similar to the Company's in Alabama, Louisiana, Mississippi and Texas. The transaction was accounted for under the purchase method. In connection with this purchase, goodwill of approximately $29.2 million was recorded.

     In January 1998, the Company acquired substantially all of the assets of Richbourg's Sales and Rentals, Inc. ("Richbourg") for approximately $100 million (See Note 5). Richbourgh has rental equipment operations similar to the Company's with 15 locations in three states. This transaction was accounted for under the purchase method. In connection with this purchase, goodwill of approximately $40.8 million was recorded.

     On June 30, 1998, the Company acquired 65% of the outstanding stock of S.A. Argentina, for approximately $36.1 million and earn-out payments equal to 82.8% of S.A. Argentina's net income for 1998 and 1999, with such earn-out payments not to exceed $12.6 million in the aggregate. The Company also has an option to purchase the remaining 35% of outstanding stock of S.A. Argentina (See Note 12). S.A. Argentina rents and sells industrial and construction equipment throughout South America. In connection with this purchase, goodwill of approximately $14.0 million was recorded.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Also during 1998, the Company acquired the net assets of seven equipment rental companies in separate transactions for an aggregate purchase price of $25.4 million. The acquisition of these businesses added 4 locations in Texas, 4 in Florida and 3 locations in California. These transactions were all accounted for under the purchase method of accounting. In connection with these purchases, goodwill of approximately $14.6 million was recorded.

     The following pro forma information has been prepared to reflect the aforementioned acquisitions as if they were consummated on January 1st of the year preceding the year of acquisition, after giving effect to certain pro forma adjustments described below (in thousands, except per share data):

                                                           For the Years Ended
                                                               December 31,
                                                          ----------------------
                                                           1998     1997     1996
                                                          ------- -------- --------
Revenues ...............................................  358,731  274,500  129,172
                                                          =======  =======  =======
Income (loss) before income taxes and extraordinary item    4,038  (10,151)     (63)
                                                          =======  =======  =======
Net income (loss) ......................................      295   (8,248)  (1,895)
                                                          =======  =======  =======
Basic and diluted loss per common share ................    (0.28)   (1.85)   (0.62)
                                                          =======  =======  =======


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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recognition of Revenue

     Rental agreements are structured as operating leases and the related revenues are recognized over the rental period. Sales of equipment and parts are recognized at the time of shipment or, if out on lease, at the time a sales contract is finalized. Equipment may at times be delivered to customers for a trial period. Revenue on such sales is recognized at the time a sales contract is finalized. Service revenues are recognized at the time the services are rendered.

Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

     Inventories, which consist principally of parts and new equipment held for sale, are stated at the lower of cost or market, with cost determined on the first-in, first-out basis for parts and specific identification basis for equipment. Substantially all inventory represents finished goods held for sale.

Rental Equipment

     Rental equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related equipment (generally two to seven years with an estimated 10% residual value). For certain equipment, depreciation is matched against the related rental income earned by computing depreciation on individual equipment at the rate of 80% of the rental income earned. Routine repairs and maintenance are expensed as incurred; improvements are capitalized at cost.

     The Company routinely reviews the assumptions utilized in computing depreciation of its rental equipment. Changes to the assumptions (such as service lives and/or residual values) are made when, in the opinion of management, such changes more appropriately allocate asset costs to operations over the service life of the assets. Management utilizes, among other factors, historical experience and industry comparison in determining the propriety of any such changes.

     During 1997 and 1996, the Company made certain changes to its depreciation assumptions to recognize extended estimated service lives and increased residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service life of these assets.

     These changes in accounting estimate reduced loss before extraordinary item and net loss by approximately $3.3 million and $5.3 million or $0.39 and $0.63 per common share for the year ended December 31, 1997 and 1996, respectively.

     Rental fleet accumulated depreciation at December 31, 1998 and 1997 was approximately $63.4 million and $34.8 million, respectively.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using accelerated and straight-line methods over the estimated useful lives of the related assets. Significant improvements are capitalized at cost. Repairs and maintenance are expensed as incurred.

     The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset's estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

     Intangible assets primarily result from business combinations and include agreements not to compete and other identifiable intangible assets. These assets are amortized on a straight-line basis over their estimated useful life (five to 15 years). Accumulated amortization at December 31, 1998 and 1997 was approximately $2.9 million and $2.5 million, respectively.

     Goodwill arising from acquisitions is being amortized over 40 years using the straight-line method. Accumulated amortization at December 31, 1998 and 1997 was approximately $2.6 million and $0.5 million, respectively.

Prepaid Expenses and Other Assets

     Prepaid expenses and other assets primarily include debt issue costs, prepaid expenses and deposits. Debt issue costs are amortized over the term of the debt on a straight-line basis.

Stock Options

     In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact of such changes. The Company adopted the provisions of SFAS 123 on January 1, 1996, but will continue to account for options issued to employees or directors under the Company's stock option plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees.

Reclassifications

     Certain amounts for the prior years have been reclassified to conform with the current year presentation.

NOTE 3-ACCOUNTS RECEIVABLE

     The majority of the Company's customers are engaged in the construction and industrial business throughout the southern and western regions of the United States and in South America.

     The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history. For sales of certain construction equipment, the Company's policy is to secure its accounts receivable by obtaining liens on the customer's projects and issuing notices thereof to the projects' owners and general contractors. All other receivables are generally unsecured.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (dollars in thousands):


                                                December 31,     Estimated
                                             ----------------   Useful Lives
                                               1998    1997      (in Years)
                                             -------  -------   -------------
Land ......................................  $ 8,343  $ 5,407            --
Buildings and improvements ................   15,874    6,540          2-30
Office equipment ..........................    7,083    2,768           2-7
Service equipment and vehicles ............   20,364    9,994           2-5
Shop equipment ............................    4,227    2,075             7
Capitalized lease equipment ...............    1,401    3,230           3-5
                                             -------  -------
                                              57,292   30,014
Less accumulated depreciation .............  (12,178)  (6,277)
                                             -------  -------
                                            $ 45,114  $23,737
                                            ========  =======

     The Company has entered into lease arrangements for certain property and equipment, which are classified as capital leases. As of December 31, 1998, future minimum lease payments under capitalized lease obligations are as follows (in thousands):

      1999   ..............................................    $  801
      2000   ..............................................       495
      2001   ..............................................       271
      2002   ..............................................        32
                                                               ------
      Total future minimum lease payments .................     1,599
      Less amounts representing interest (6.00% to 13.5%)..      (112)
                                                               ------
      Present value of net future minimum lease payments ..    $1,487
                                                               ======


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-NOTES PAYABLE AND DEBT

     Notes payable and debt consist of the following (in thousands):

                                                                                       December 31,
                                                                                    ------------------
                                                                                      1998      1997
                                                                                    --------  --------
$310 million revolving  line of credit with interest ranging from the Lender's
Prime rate plus 1.25% to LIBOR plus up to 2.25%.  At December 31, 1998, the
Lender's  Prime rate was 7.75% and the LIBOR rate was 5.06% ......................  $191,189  $161,825

10.25% Senior Subordinated Notes issued May 1998 due June 2008  ..................   100,000        --

10.25% Senior Subordinated Notes issued December 1998 due June 2008,
with an effective interest rate of 10.5%, net of unamortized discount of $1,478...    98,522        --

S.A. Argentina unsecured loans from various banks with interest rates of
LIBOR plus 1.5% to 3.5%  .........................................................    16,541        --

$50 million Term Loan with an interest rate of LIBOR plus 3.5% ...................        --    49,916

Mortgage note payable with an interest rate of LIBOR plus 2%  ....................        --    13,400

Various notes payable assumed through acquisition of IER with interest
rates ranging from 7% to 12% and maturity dates through 2001 .....................       741     1,062
                                                                                    --------  --------
                                                                                    $406,993  $226,203
                                                                                    ========  ========

     In May 1998, the Company amended and restated its $250 million revolving credit facility (as amended and restated, the "New Credit Facility"). In
September  1998,  the  New  Credit  Facility  was  increased  to  $310  million.
Borrowings under the New Credit Facility are based upon eligible accounts receivable, rental fleet and inventory amounts. The interest rates on balances outstanding under the New Credit Facility vary based upon the leverage ratio maintained by the Company. The New Credit Facility expires in April 2003 and the Company is charged a commitment fee on the aggregated daily unused balance of the New Credit Facility which varies between 0.2% and 0.5% based on the leverage ratio maintained by the Company. The New Credit Facility is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and places certain restrictions on the payment of dividends.

     At December 31, 1998, the Company had approximately $10.5 million of standby letters of credit outstanding.

     In connection with the Richbourg acquisition (see Note 1), the Company executed a $100 million term loan (the "Richbourg Term Loan"). In May 1998, the Company completed the sale of $100 million of Senior Subordinated Notes due 2008 (the " May Notes") as well as the initial public offering (see Note 6). The net proceeds of approximately $182.7 million from the sale of the May Notes and the initial public offering were used to repay the Richbourg Term Loan, redeem the Series A Cumulative Redeemable Preferred Stock, repay the mortgage notes payable and reduce the amount outstanding under the New Credit Facility.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Senior Notes bear interest at 10 1/4% per annum payable semiannually beginning December 1, 1998. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after June 1, 2003, at pre-established redemption prices together with accrued and unpaid interest to the redemption date.

     In December 1998, The Company completed the sale of $100 million Senior Subordinated Notes due 2008 (the "December Notes"). The net proceeds of approximately $95.2 million from the December Notes where used to reduce amounts outstanding under the New Credit Facility. The terms of the December Notes are substantially the same as the May Notes.

     In August 1997, the Company entered into a $50 million term loan in connection with its acquisition of IER (see Note 1). During January 1998, the Company repaid all outstanding principal balances due under the Term Loan with borrowings under its $250 million revolving credit facility.

     During 1998, 1997 and 1996 the Company recorded extraordinary losses of approximately $2.7 million, $0.5 million and $0.8 million, net of related income taxes, from the write-off of debt issue costs associated with the early extinguishment of debt.

     Borrowing for S.A. Argentina's operation is done through local and international banks. This debt is not guaranteed by the Company except for S.A. Argentina and S.A. Argentina is not a guarantor of any other debt of the Company (see Note 15).

     The aggregate annual maturities of the notes payable and debt, based upon amounts outstanding as of December 31, 1998, are as follows:

               1999 ....................   $206,015
               2000 ....................      2,316
               2001 ....................        140
               2002 ....................         --
               Thereafter ..............    198,522
                                           --------
                                           $406,993
                                           ========

NOTE 6-REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     During  December  1995,  the  Company  issued  300,000  shares  of Series A
Cumulative Redeemable Preferred Stock ("Series A"), and a detachable stock purchase warrant (the "Redeemable Warrant") for $12.0 million ($11.4 million net of certain related costs). Series A provided for the semiannual payment of preferential dividends at an annual rate of 8% (5% beginning January 1, 1997) of the liquidation value. The dividends were payable in cash or in additional shares.

     The   Redeemable   Warrant   granted   the  holder  the  right  to  acquire
approximately 20% of the common stock of the Company at a purchase price of $.01 per share.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Series A and the Redeemable Warrant were recorded at their pro rata estimated fair value in relation to the proceeds received on the date of issuance ($8.0 million for the Series A and $3.4 million for the Redeemable Warrant, net of issue costs). Series A was accreted using the effective interest method based on its liquidation value at maturity of $12.0 million. The Redeemable Warrant was being accreted to its fair value on a prospective basis until the mandatory redemption date in December 2000. Through December 31, 1996, accretion to the Series A and the Redeemable Warrant amounted to approximately $0.5 million and $1.9 million, respectively.

     During December 1996, in connection with the execution of the Company's $250 million revolving credit facility, the Company and GE Capital, entered into certain agreements, including an agreement to exercise the Redeemable Warrant for approximately 20% of the Company's common stock. Simultaneously with this exercise, the Company and GE Capital agreed to exchange the shares of common stock for 800,000 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B").

     The accreted balance of the Redeemable Warrant on the date these agreements were entered into was approximately $5.3 million, which represented the carrying value of Series B as of December 31, 1996. For the year ended December 31, 1997, accretion of Series A and Series B amounted to approximately $0.5 million and $3.0 million, respectively.

     In a separate transaction related to the Senior Credit Facility, the Company issued 800,000 shares of Series C Cumulative Convertible Redeemable Preferred Stock ("Series C") to GE Capital in exchange for $32.0 million ($31.5 million net of certain related costs). For the year ended December 31, 1997, accretion of Series C amounted to approximately $0.1 million. Similarly to Series A, Series B and Series C were accreted toward their ultimate total liquidation value of $64 million.

     In March 1998, the holders of Series B and Series C exchanged their shares for Class B Common Stock, which has a liquidation preference $11.67 per share.

     In May 1998, the Company completed an initial public offering (the "Offering") of 6.7 million shares of Class A common stock at a price of $14 per share. The Company received net proceeds of approximately $85.7 million.

NOTE 7-STOCK OPTION PLANS

     In December 1996, the Company granted its chief executive officer options to purchase shares of Class A Common Stock representing 3% (on a fully diluted basis) of the issued and outstanding Common Stock of the Company for an aggregate purchase price of $1.6 million. Upon completion of the Offering (see
Note 6) the number of shares granted under this agreement were fixed at 657,220 shares. No further options can be granted under this agreement. The Company estimated compensation expense at each reporting date based upon the estimated market value of shares to be issued until the number of shares was fixed. Compensation expense of $3.2 million and $4.4 million was recognized in 1998 and 1997, respectively.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     No compensation expense was recognized in 1996 since the exercise price approximated the market value of the shares to be issued. These options have been fully vested since December 1996. One-third of the options expire on December 1, 2005, one-third expire on December 31, 2005 and the remaining one-third expire on December 31, 2006.

     In May 1996, the Company also granted to another key employee an option to purchase 84,650 shares of the Company's Class A Common Stock at an exercise price of approximately $0.5 million, determined based upon a multiple of the Company's adjusted earnings. No compensation expense was recognized at the date of grant since the exercise price of these options approximated the estimated market value of the shares to be issued at the date of grant.

     In 1998, the Company adopted an Incentive Stock Option plan ("ISO Plan"). Under this plan, designated officers, employees, and consultants of the Company will be eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of 1.0 million shares of Class A Common Stock are reserved for issuance under the ISO Plan. The exercise price of options granted under the plan may not be less than 100% of the fair market value of the Company's Class A Common Stock. Generally, options vest over a period of three years and are not exercisable beyond 10 years from date of grant. There have been no stock appreciation rights, restricted stock grants, performance awards or dividend equivalent rights awarded under the ISO Plan.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes stock option activity under the ISO Plan, for the year ended December 31, 1998 (in thousands, except per share data):

                                                          ISO Plan Options
                                                 ---------------------------------
                                Shares Available   Number of   Weighted Average
                                  For Options       Shares    Exercise Price/Share
                                ---------------- -----------  --------------------
Balance at December 31, 1997                 --          --
Authorized ....................           1,000          --
Granted .......................            (945)        945                  9.39
                                ---------------- -----------
Forfeited .....................               6          (6)                14.00
Expired .......................              --          --
                                ---------------- -----------
Balance at December 31, 1998 ..              61         939                  9.39
                                ---------------- -----------

                                                                                   Exercisable Options
                                                                             ------------------------------
                            Number of    Weighted Average   Weighted Average              Weighted Average
                             Options    Exercise Price Per  Remaining Life    Number of    Exercise Price
                           Outstanding        Share             (Years)        Options        Per Share
                           -----------  ------------------  ---------------- ----------  ------------------
Range of Exercise Prices:

 $6.00-7.88 ..............        553                6.18               10.0        --                 N/A
 $9.75-14.00 .............        386               13.97                9.4       200               14.00
                           -----------
                                  939                9.39                9.7
                           ===========

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is measured as the excess of market value of the underlying stock on the date of grant over the exercise price of the options on the date of grant.

     The following table sets forth pro forma information as if stock options had been accounted for under the fair value method (in thousands, except per share data):

                                        For the Year Ended
                                            December 31,
                                    ----------------------------
                                      1998      1997      1996
                                    --------  --------  --------
Pro forma net loss (in thousands)   $(1,397)  $(4,094)  $(2,439)
                                    =======   =======   =======
Pro forma loss per share
    Basic ...................       $ (0.38)  $ (1.36)  $ (0.69)
                                    =======   =======   =======
    Diluted .................       $ (0.38)  $ (1.36)  $ (0.69)
                                    =======   =======   =======

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The weighted average fair value of options granted during 1998 and 1996 estimated on the date of grant using the Black-Scholes option pricing model was $5.47 and $2.91 per share, respectively. The following weighted average assumptions were used in applying this model for 1998 and 1996, respectively: a risk free rate of 5.05% and 6.74%; dividend yields of 0%; volatility factors of
 .636 and 0; and an expected life of the options of 5 years and 10 years. There were no stock options granted in 1997.

     Effective January 1, 1997, the Company adopted a phantom stock plan (the "Phantom Plan"). The Phantom Plan is designed to reward employees for increases in the Company's performance. The Phantom Plan enables the Company to award employees individual units representing a hypothetical share of the Company's stock (the "Phantom Share"). Each Phantom Share is assigned a share value on the date granted as determined by the administrator of the Phantom Plan. The cash award the employee is entitled to receive on the redemption date is the difference between the value assigned on the date of grant and the greater of the fair market value of the Company's Class A Common Stock or the calculated phantom plan share value. As of December 31, 1998, the Company had granted 0.2 million Phantom Shares with assigned per share values ranging from of $9 to $11.25, vesting over three to five years. Approximately $0.1 million of compensation expense was recorded for the year ended December 31, 1998. No compensation expense was recorded for the years ended December 31, 1997 and 1996.

     The Company had granted to GE Capital an option to acquire common stock of the Company in an amount that would equal 51% ownership after conversion of the Series B and Series C preferred stock (see Note 6). In connection with the conversion of the Series B and Series C preferred stock this option was canceled.

NOTE 8-RETIREMENT PLAN

     In February 1996, the Company adopted a qualified 401(k) profit sharing plan (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company. Participating employees may contribute to the 401(k) Plan through salary deductions. The Company may contribute, at its discretion, matching contributions equal to 50% of the employee's contribution not to exceed 3% of the employee's annual salary. The Company contributed approximately $0.6 million, $0.3 million and $0.2 million to the 401(k) Plan for the years ended December 31, 1998, 1997 and 1996, respectively.


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-INCOME TAXES

     The components of the benefit from (provision for) income taxes is as follows (in thousands):

                                    For the Years Ended
                                        December 31,
                                  ------------------------
                                   1998     1997    1996
                                  ------  -------  -------
          Current ..............  $(376)  $   --   $(1,057)
          Deferred .............    510    1,748       596
                                  ------  -------  -------
          Total ................  $ 134   $1,748   $  (461)
                                  =====   ======   =======

     The following table summarizes the tax effects comprising the Company's net deferred tax assets and liabilities (in thousands):

                                                           December 31,
                                                          --------------
                                                           1998    1997
                                                          ------  ------
Deferred Tax Assets
  Net operating loss carryforwards .....................  $4,582  $4,347
  Alternative minimum tax credits ......................     874     874
  Deferred stock option compensation ...................   2,849   1,672
  Intangible assets, allowance for bad debts and other .   2,548   2,836
                                                          ------  ------
    Total deferred tax assets ..........................  10,853   9,729
  Valuation allowance ..................................    (900) (1,368)
Deferred Tax Liabilities-Depreciation ..................  (7,173) (7,698)
                                                          ------  ------
Net Deferred Tax Asset (Liability) .....................  $2,780  $  663
                                                          ======  ======

     As of December 31, 1998, and 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $12.3 million and $13.6 million, respectively, expiring through 2012 (includes net operating loss carryforwards for federal and state income tax purposes of approximately $4.4 million and $5.6 million, respectively, acquired in connection with the acquisition of IER described in Note 1). IER's net operating loss carryforwards may only be utilized by Neff Rental, one of the Company's subsidiaries. In addition, the Company has reduced the adjustment to stockholders' equity by $1.8 million related to the tax benefit of the acquisition of property from a related party (see Note 13).

     Current accounting standards require that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss (NOL) carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Even though the Company has incurred tax losses for the past three years, management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the majority of the tax benefits associated with future deductible temporary differences and NOL carryforwards prior to their expiration. This belief is based upon, among other factors, the fact that all of the Company's taxable temporary differences will reverse within the period that the deductible temporary differences will be realized, the availability of tax planning strategies, and projection of future taxable income.

     The following table summarizes the differences between the statutory federal income tax rate and the Company's effective income tax rate (dollars in thousands):

                                                                       For the Years Ended December 31,
                                                          ----------------------------------------------------------
                                                                 1998                1997               1996
                                                          ------------------  ------------------  ------------------
                                                          Amount  Percentage  Amount  Percentage  Amount  Percentage
                                                          ------  ----------  ------  ----------  ------  ----------
(Provision) benefit at statutory federal income tax rate   (745)       34.0%   2,768       34.0%     315       34.0%
State income tax, net of federal income tax benefit ....     --          --      171        2.1       33        3.5
Change in valuation allowance ..........................    468       (21.4)    (559)      (6.9)    (809)     (87.3)
Non-deductible expenses ................................   (467)       21.3     (716)      (8.8)      --         --
Foreign subsidiary .....................................    831       (37.9)      --         --       --         --
Other ..................................................     47        (2.1)      84        1.1       --         --
                                                          ------  ----------  ------  ----------  ------  ----------
                                                          $ 134         6.1%  $1,748       21.5%  $ (461)     (49.8)%
                                                          ======  ==========  ======  ==========  ======= ==========

NOTE 10-EARNINGS PER SHARE

     For the years ended December 31, 1998, 1997 and 1996, the treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. Net loss from continuing operations per share and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                             1998       1997        1996
                                                          ---------   ---------  ---------
Net loss ...............................................  $ (1,462)   $  (6,844) $ (2,197)
Deduct:
  Preferred stock dividend .............................    (1,010)      (3,857)     (980)
  Accretion of preferred stock .........................    (4,093)      (3,590)   (2,400)
                                                          ---------   ---------  ---------
Loss (basic and diluted) ...............................  $ (6,565)   $ (14,291) $ (5,577)
                                                          ========    =========  ========
Number of shares:
  Weighted average common shares outstanding-basic .....    17,213        8,465     8,465
  Employee stock options(1) ............................        --           --        --
                                                          ---------   ---------  ---------
Weighted average shares-diluted ........................    17,213        8,465     8,465
                                                          ========    =========  ========
Net loss per common share-basic and diluted ............  $  (0.38)   $   (1.69) $  (0.66)
                                                          ========    =========  ========

----------
(1) The incremental shares resulting from the assumed exercise of options for the year ended 1998 would be antidilutive and are therefore, excluded from the computation of diluted earnings (loss) per share.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of financial instruments held by the Company at December 31, 1998 are based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

     The fair value of the Company's credit facility is assumed to be equal to its carrying value. At December 31, 1998 and 1997 approximately $191.2 million and $161.8 million was outstanding under the credit facility, respectively.

     The Company's notes payable and capitalized lease obligations are estimated to approximate fair value as determined based on rates currently available to the Company from other lenders.

     The fair value of the Company's Senior Subordinated Notes was estimated by obtaining the quoted market price. The carrying amount of the Company's Senior Subordinated Notes was $198.5 million at December 31, 1998. The fair value of the Company's Senior Subordinated Notes as of the same date was $195.0 million.

NOTE 12-COMMITMENTS AND CONTINGENCIES

     The Company has agreements with certain equipment manufacturers, which appoint the Company, through its subsidiary, as the manufacturer's authorized dealer in certain defined geographic areas. These agreements may be terminated by dealers at any time. There can be no assurance that the Company will be able to continue its current, or obtain additional, dealership agreements. The Company's operating results could be materially and adversely impacted if these dealership agreements were terminated for any reason.

     In connection with the acquisition of 65% of the outstanding common stock of S.A. Argentina (see Note 1), the Company entered into an option to purchase the remaining 35% of the outstanding common stock of S.A. Argentina. This option is exercisable from January 1, 2001 until June 30, 2003. In addition, the stockholders of S.A. Argentina have the option during the same period to require the Company to purchase the remaining 35% of outstanding stock of S.A. Argentina. The ability to exercise these options is subject to certain additional terms and conditions, including restrictions imposed by the terms of our indebtedness on our ability to make acquisitions and incur additional indebtedness.

     The Company is a party to certain legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13-RELATED PARTY TRANSACTIONS AND OTHER COMMITMENTS

     In May 1997, the Company acquired certain land and buildings used in its Florida operations for approximately $13.9 million from Atlantic Real Estate Holdings Corp. ("Atlantic"), an affiliate of the Company through common ownership ("Atlantic Acquisition"). Prior to the acquisition of these assets, the Company leased these properties from Atlantic. The Company financed approximately $13.4 million of the purchase price with a mortgage note payable (see Note 5). The remaining purchase price consisted of the forgiveness of approximately $0.5 million in notes receivable from Atlantic. The assets have been recorded at Atlantic's historical carrying value and approximately $2.9 million, net of income tax benefit of approximately $1.8 million, has been recorded as a distribution to stockholders in the accompanying statement of stockholders' equity (deficit).

     During 1998, 1997, and 1996 revenues from affiliated companies amounted to approximately $2.2 million, $0.7 million, and $1.5 million, respectively.

Operating Leases

     During  1998,   1997,  and  1996  rental  expense  under   operating  lease
arrangements amounted to approximately $4.5 million, $3.4 million, and $2.1 million, respectively.

     As of December 31, 1998, future minimum rental payments under operating lease arrangements are as follows for the years ending December 31 (in thousands):

                    1999 ....................   4,339
                    2000 ....................   4,057
                    2001 ....................   3,558
                    2002 ....................   2,943
                    2003 ....................   1,469
                    Thereafter ..............   3,450
                                              -------
                                              $19,816
                                              =======

NOTE 14-SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                  For the Years Ended
                                                                      December 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------  --------  --------
                                                                     (in thousands)
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest ...................................  $30,696  $10,367   $  6,012
                                                              =======  =======   ========
  Cash paid for taxes ......................................  $   786  $   711   $     --
                                                              =======  =======   ========
Supplemental Disclosure of Non-Cash Financing Activities
  Purchase of equipment under capitalized lease obligations.  $    --  $    --   $  1,235
                                                              =======  =======   ========

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Neff Corp. ("Parent") issued $100 million of senior subordinated unsecured notes in May 1998 and an additional $100 million of senior subordinated unsecured notes in December 1998. On June 30, 1998, Neff Corp. acquired 65% of S.A. Argentina (See Note 1). S.A. Argentina is not a guarantor of the unsecured notes of the Parent and financial information for this subsidiary is presented separately. All of the Parent's subsidiaries other than S.A. Argentina are wholly owned. Parent and its subsidiaries other than S.A. Argentina have fully and unconditionally guaranteed the unsecured notes on a joint and several basis. The subsidiaries' financial information is presented on a combined basis and Parent is shown separately. Separate financial statements and other disclosures for the individual guarantor subsidiaries are not presented because, in the opinion of management, such information is not material to investors. Prior to June 30, 1998, there were no non-guarantor subsidiaries and therefore, separate comparative statements are not presented for periods prior to July 1, 1998.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                                 (in thousands)

                                                       Guarantor    Non-Guarantor
                                                      Subsidiaries   Subsidiary    Parent   Eliminations  Consolidated
                                                      ------------  ------------- --------  ------------  ------------
                  Assets
Cash and cash equivalents ..........................  $      3,649  $        691  $     --  $         --  $      4,340
Accounts receivable, net ...........................        44,460        14,562        --            --        59,022
Inventories ........................................        16,256        12,908        --            --        29,164
Rental equipment, net  .............................       292,223        28,997        --            --       321,220
Property and equipment, net  .......................        23,035        11,189    10,890            --        45,114
Goodwill, net  .....................................        82,737            --        --        13,985        96,722
Deferred tax asset, net  ...........................        (1,440)           --     4,220            --         2,780
Intangible assets ..................................         1,459            --        --            --         1,459
Prepaid expenses and other assets ..................         1,586         3,614    79,537       (72,189)       12,548
(Due to) from affiliates ...........................      (251,185)           --   251,185            --            --
                                                      ------------  ------------- --------  ------------  ------------
     Total assets ..................................  $    212,780  $     71,961  $345,832  $    (58,204) $    572,369
                                                      ============  ============  ========  ============  ============
   Liabilities and Stockholders' Equity (Deficit)
Liabilities
  Accounts payable .................................  $      7,421  $     16,834  $    150  $         --  $     24,405
  Accrued expenses .................................        15,544         1,346    10,200            --        27,090
  Senior credit facility ...........................       153,589            --    37,600            --       191,189
  10 1/4% senior subordinated notes ................            --            --   198,522            --       198,522
  Notes payable ....................................           741        16,541        --            --        17,282
  Capitalized lease obligations ....................         1,487            --        --            --         1,487
                                                      ------------  ------------- --------  ------------  ------------
                                                           178,782        34,721   246,472            --       459,975
                                                      ------------  ------------- --------  ------------  ------------
Commitments and contingencies ......................            --            --        --            --            --
                                                      ------------  ------------- --------  ------------  ------------
Minority interest ..................................            --            --        --        13,034        13,034
                                                      ------------  ------------- --------  ------------  ------------
Stockholders' equity
  Preferred Stock, $.01 par value; 18,350 shares
   authorized; none issued and outstanding .........            --            --        --            --            --
  Series B Junior Participating Preferred Stock;
   $.01 par value; 1,000 shares authorized, none
   issued and outstanding ...........................           --            --        --            --            --
  Class A Common stock; $.01 par value; 100,000
   shares authorized; 16,065 shares issued and out-
   standing ........................................            --            --       161            --           161
  Class B special common stock; $.01 par value;
   20,000 shares authorized; 5,100 shares issued
   and outstanding .................................            --            --        51            --            51

Capital stock ......................................            --            90        --           (90)           --
Additional paid-in capital .........................        37,077         3,009   127,765       (40,086)      127,765
Retained earnings (accumulated deficit) ............        (3,079)       34,141   (28,617)      (31,062)      (28,617)
                                                      ------------  ------------- --------  ------------  ------------
     Total stockholders' equity ....................        33,998        37,240    99,360       (71,238)       99,360
                                                      ------------  ------------- --------  ------------  ------------
     Total liabilities and stockholders' equity ....  $    212,780  $     71,961  $345,832  $    (58,204) $    572,369
                                                      ============  ============  ========  ============  ============


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (in thousands)

                                                       Guarantor    Non-Guarantor
                                                      Subsidiaries   Subsidiary    Parent   Eliminations  Consolidated
                                                      ------------  ------------- --------  ------------  ------------
Revenues
    Rental revenue ................................   $    168,403  $      10,611 $     --  $         --  $    179,014
    Equipment sales ...............................         94,264         14,088       --            --       108,352
    Parts and service .............................         34,285          2,439       --            --        36,724
                                                      ------------  ------------- --------  ------------  ------------
       Total revenues .............................        296,952         27,138       --            --       324,090
                                                      ------------  ------------- --------  ------------  ------------
Cost of revenues
    Cost of equipment sold ........................         71,995         11,788       --            --        83,783
    Depreciation of rental equipment ..............         53,686          2,650       --            --        56,336
    Maintenance of rental equipment ...............         46,329          3,529       --            --        49,858
    Cost of parts and service .....................         21,890          1,800       --            --        23,690
                                                      ------------  ------------- --------  ------------  ------------
       Total cost of revenues .....................        193,900         19,767       --            --       213,667
                                                      ------------  ------------- --------  ------------  ------------
Gross profit ......................................        103,052          7,371       --            --       110,423
                                                      ------------  ------------- --------  ------------  ------------
Other operating expenses
    Selling, general and administrative expenses ..         57,102          2,295      950            --        60,347
    Other depreciation and amortization ...........          8,051            432      350            --         8,833
    Officer stock option compensation .............             --             --    3,198            --         3,198
                                                      ------------  ------------- --------  ------------  ------------
       Total other operating expenses .............         65,153          2,727    4,498            --        72,378
                                                      ------------  ------------- --------  ------------  ------------
Income from operations ............................         37,899          4,644   (4,498)           --        38,045

Other expense
    Interest expense ..............................         29,817          1,092    1,768            --        32,677
    Amortization of debt issue costs ..............          2,899             --      279            --         3,178
                                                      ------------  ------------- --------  ------------  ------------
       Total other expense ........................         32,716          1,092    2,047            --        35,855
                                                      ------------  ------------- --------  ------------  ------------
Income (loss) before income taxes, minority interest
 and extraordinary item ...........................          5,183          3,552   (6,545)           --         2,190
(Provision for) benefit from income taxes .........         (1,944)          (376)   2,454            --           134
                                                      ------------  ------------- --------  ------------  ------------
Income (loss) before minority interest and
    Extraordinary item ............................          3,239          3,176   (4,091)           --         2,324
Minority interest .................................             --             --       --        (1,111)       (1,111)
                                                      ------------  ------------- --------  ------------  ------------
Income (loss) before extraordinary item ...........          3,239          3,176   (4,091)       (1,111)        1,213
Extraordinary loss, net  ..........................         (2,675)            --       --            --        (2,675)
                                                      ------------  ------------- --------  ------------  ------------
Net income (loss) .................................   $        564  $       3,176 $ (4,091) $     (1,111) $     (1,462)
                                                      ============  ============= ========  ============  ============

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (in thousands)



                                                        Guarantor    Non-Guarantor
                                                       Subsidiaries   Subsidiary    Parent   Eliminations  Consolidated
                                                       ------------  ------------- --------  ------------  ------------

Cash Flows from Operating Activities
Net income (loss) .................................... $       564   $      3,176  $ (4,091) $    (1,111)  $    (1,462)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities net of acquisitions
  Depreciation and amortization ......................      64,636          3,082       629           --        68,347
  Officer stock option compensation ..................          --             --     3,198           --         3,198
  Accretion of debt discount .........................          --             --         6           --             6
  Gain on sale of equipment ..........................     (22,269)        (2,300)       --           --       (24,569)
  Minority interest ..................................          --             --        --        1,111         1,111
  Extraordinary loss on debt extinguishment ..........       4,280             --        --           --         4,280
  Provision for (benefit from) deferred income taxes .       1,944             --    (2,454)          --          (510)
Change in operating assets and liabilities
  Accounts receivable ................................     (13,529)          (959)       --           --       (14,488)
  Other assets .......................................        (652)          (674)      923           --          (403)
  Accounts payable and accrued expenses ..............      (1,131)         5,565     2,752           --         7,186
                                                      ------------  ------------- --------- ------------  ------------
  Net cash provided by operating activities ..........      33,843          7,890       963           --        42,696
                                                      ------------  ------------- --------- ------------  ------------
Cash Flows from Investing Activities
Purchases of equipment ...............................    (176,273)       (22,925)       --           --      (199,198)
Proceeds from sale of equipment ......................      94,264         14,088        --           --       108,352
Purchases of property and equipment ..................     (12,846)        (1,410)     (759)          --       (15,015)
Cash paid for acquisitions ...........................    (125,325)           730   (36,051)          --      (160,646)
                                                      ------------  ------------- --------  ------------  ------------
     Net cash used in investing activities ...........    (220,180)        (9,517)  (36,810)          --      (266,507)
                                                      ------------  ------------- --------  ------------  ------------
Cash Flows from Financing Activities
Debt  issue costs ....................................     (4,778)             --    (7,499)          --       (12,277)
Net borrowings (repayments) under Senior Credit
 Facility ............................................     (8,236)             --    37,600           --        29,364
Proceeds from issuance of senior subordinated notes ..         --              --   198,516           --       198,516
Proceeds from common stock offering ..................         --              --    85,730           --        85,730
Repayments under mortgage note .......................         --              --   (13,400)          --       (13,400)
Repayments under capitalized lease obligations .......       (833)             --        --           --          (833)
Repayments under term loan ...........................    (49,916)             --        --           --       (49,916)
Net borrowings (repayments) under notes payable ......       (321)          2,318        --           --         1,997
Redemption of Series A Preferred Stock ...............         --              --   (13,915)          --       (13,915)
Due to (from) affiliates .............................    251,185              --  (251,185)          --            --
                                                      ------------  ------------- ---------  -----------  ------------
     Net cash provided by financing activities .......    187,101           2,318    35,847           --       225,266
                                                      ------------  ------------- ---------  -----------  ------------
Net increase in cash and cash equivalents ............        764             691        --           --         1,455
Cash and cash equivalents, beginning of period .......      2,885              --        --           --         2,885
                                                      ------------  ------------- ---------  -----------  ------------
Cash and cash equivalents, end of period ............. $    3,649    $        691 $      --  $        --  $      4,340
                                                       ==========    ============ =========  ===========  ============


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the quarterly operating results during 1998 and 1997 were as follows (in thousands except per share data):

                                                                1998
                                          ----------------------------------------------
                                              1st        2nd         3rd          4th
                                          ----------  ----------  ----------  ----------
Revenues ..............................   $  61,846   $   73,800  $   89,905  $   98,539
Gross Profit ..........................      19,970       25,082      31,309      34,062
Income (loss) before extraordinary item      (1,946)      (1,189)      1,671       2,677
Extraordinary item ....................          --       (2,675)         --          --
Net income (loss) .....................   $  (1,946)  $   (3,864) $    1,671  $    2,677

Earnings per share data - Basic:
Income (loss) before extraordinary item   $   (0.46)  $    (0.24) $     0.08  $     0.13
Extraordinary item ....................          --        (0.15)         --          --
                                          ----------  ----------  ----------  ----------
Net income (loss) .....................   $   (0.46)  $    (0.39) $     0.08  $     0.13
                                          ==========  ==========  ==========  ==========
Earnings per share data - Diluted:
Income (loss) before extraordinary item   $   (0.46)  $    (0.24) $     0.08  $     0.12
Extraordinary item ....................          --        (0.15)         --          --
                                          ----------  ----------  ----------  ----------
Net income (loss) .....................   $   (0.46)  $    (0.39) $     0.08  $     0.12
                                          ==========  ==========  ==========  ==========

                                                                1997
                                          ----------------------------------------------
                                              1st        2nd         3rd          4th
                                          ----------  ----------  ----------  ----------
Revenues ..............................   $   23,924  $   26,542  $   44,938  $   46,818
Gross Profit ..........................        6,163       9,810      13,981      14,778
Income (loss) before extraordinary item          250         137      (1,502)     (5,277)
Extraordinary item ....................           --          --          --        (451)
Net income (loss) .....................   $       --  $      137  $   (1,502) $   (5,728)

Earnings per share data - Basic:
Loss before extraordinary item ........   $    (0.19) $    (0.20) $    (0.40) $    (0.90)
Extraordinary item ....................           --          --          --          --
                                          ----------  ----------  ----------  ----------
Net loss ..............................   $    (0.19) $    (0.20) $    (0.40) $    (0.90)
                                          ==========  ==========  ==========  ==========
Earnings per share data - Diluted:
Loss before extraordinary item ........   $    (0.19) $    (0.20) $    (0.40) $    (0.90)
Extraordinary item ....................           --          --          --          --
                                          ----------  ----------  ----------  ----------
Net loss ..............................   $    (0.19) $    (0.20) $    (0.40) $    (0.90)
                                          ==========  ==========  ==========  ==========

     Certain amounts have been reclassified for comparative purposes.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17-SEGMENT INFORMATION

     The Company has three segments: Neff Rental, Inc. ("Rental"), Neff Machinery, Inc. ("Machinery") and S.A. Argentina. These segments are a result of the historical organization of the Company and the management of its subsidiaries. All of these segments rent and sell industrial and construction equipment, sell spare parts and merchandise and provide ongoing repair and maintenance services and have therefore been aggregated for disclosure purposes. Rental and Machinery's operations are conducted in the United States and S.A. Argentina's operations are conducted in South America. The information contained in Note 15 under Non-Guarantor Subsidiary represents S.A. Argentina operations. All other information in Note 15 represents operations conducted in the United States.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Neff Corp.


     We have audited the consolidated financial statements of Neff Corp. and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 16, 1999; such financial statements and report are included elsewhere in your 1998 Annual Report to Stockholders on Form 10-K. Our audits also included the financial statement schedule of Neff Corp. listed in
Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/DELOITTE & TOUCHE LLP


Miami, Florida
February 16, 1999

                                                                     SCHEDULE II
                                   NEFF CORP.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                              Balance       Charged to                           Balance
                                            at Beginning    Costs and                            at End
                                             of Period       Expenses    Other   Deductions(1)  of Period
                                           -------------   ----------  -------- -------------  ----------
Classification
Year ended December 31, 1998:
Allowance for doubtful accounts ..........  $      1,092    $   3,487   $    --  $     (1,350)  $   3,229
                                            ============    =========   ======== ============   =========
Deferred tax valuation allowance .........  $      1,368    $      --   $    --  $       (468)  $     900
                                            ============    =========   ======== ============   =========
Year ended December 31, 1997:
Allowance for doubtful accounts ..........  $        375    $     957   $    --  $       (240)  $   1,092
                                            ============    =========   ======== ============   =========
Deferred tax valuation allowance .........  $        809    $     559   $    --  $         --   $   1,368
                                            ============    =========   ======== ============   =========
Year ended December 31, 1996:
Allowance for doubtful accounts ..........  $        297    $     520   $    --  $       (442)  $     375
                                            ============    =========   ======== ============   =========
Deferred tax valuation allowance .........  $         --    $     809   $    --  $         --   $     809
                                            ============    =========   ======== ============   =========

----------
1) Deductions represent bad debt write-offs and adjustments to reflect future tax benefits based on their realization being more likely than not.

                                    PART III
                                    --------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

     1.   Financial Statements.

          For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules in Item 8 on Page 21.

     2.   Financial Statements Schedules.

          The following Supplementary Schedules are filed with this Annual Report on Form 10-K:

          See  Index to Financial Statements and Schedules on Page 21.

     3.   Exhibits

          Information with respect to this item is contained in Item 14(c) hereof and is incorporated herein by reference.

(b) Reports on Form 8-K.

     (1) A Current Report on Form 8-K dated December 31, 1998 reported the sale of $100 million aggregate principal amount 10.25% Senior Subordinated Notes due 2008.

(c) Exhibits

     27.1 Consolidated Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEFF CORP.



Date: March 22, 1999                    /s/ Kevin P. Fitzgerald
                                        -----------------------
                                        KEVIN P. FITZGERALD
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                      Title                           Date
    ----------                      ------                         ------

/s/ Kevin P. Fitzgerald
-----------------------    President,
Kevin P. Fitzgerald        Chief Executive Officer, Director    March 22, 1999

/s/ Bonnie S. Biumi
-----------------------
Bonnie S. Biumi            Chief Financial Officer              March 22, 1999

/s/ Jorge Mas
-----------------------
Jorge Mas                  Director                             March 22, 1999

/s/ Arthur B. Laffer
-----------------------
Arthur B. Laffer           Director                             March 22, 1999

/s/ Joel-Tomas Citron
-----------------------
Joel-Tomas Citron          Director                             March 22, 1999

/s/ Juan Carlos Mas
-----------------------
Juan Carlos Mas            Director                             March 22, 1999

/s/ Jose Ramon Mas
-----------------------
Jose Ramon Mas             Director                             March 22, 1999