Form 10-Q
period 1999-03-31
NEFF CORP
filed 1999-05-06
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              (X( Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended: March 31, 1999

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number: 001-14145


                                   NEFF CORP.
                                   ----------
             (Exact Name of registrant as specified in its charter)


                  DELAWARE                          65-0626400
                 ---------                        -------------
       (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)              I.D. No.)


                  3750 N.W. 87th Avenue, Miami, Florida 33178
                 --------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (305) 513-3350
                                 --------------
              (Registrant's telephone number, including area code)



                         ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,000 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at April 30, 1999.


                                   NEFF CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       March 31,    December 31,
                                                                         1999          1998
                                                                      ----------    ------------
                                                                     (Unaudited)
                            ASSETS
Cash and cash equivalents .....................................       $    5,523    $     4,340
Accounts receivable, net of allowance for doubtful accounts of
  $3,775 in 1999 and $3,229 in 1998 ...........................           53,972         59,022
Inventories ...................................................           26,527         29,164
Rental equipment, net  ........................................          329,110        321,220
Property and equipment, net  ..................................           47,071         45,114
Goodwill, net  ................................................          101,629         96,722
Prepaid expenses and other assets .............................           17,377         16,787
                                                                      ----------    ------------
            Total assets ......................................       $  581,209    $   572,369
                                                                      ==========    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
     Accounts payable .........................................       $   32,163    $    24,405
     Accrued expenses and other ...............................           33,020         28,577
     Credit facility ..........................................          183,072        191,189
     Senior subordinated notes ................................          198,559        198,522
     Notes payable ............................................           20,891         17,282
                                                                     ----------    ------------
              Total liabilities ...............................          467,705        459,975
                                                                     ===========   ============
Commitments and contingencies .................................               --             --
                                                                     -----------   -------------
Minority interest .............................................           13,471         13,034
                                                                     -----------   -------------
Stockholders' equity
     Preferred Stock; $.01 par value; 18,350 shares authorized;
      none issued and outstanding .............................               --             --
     Series B Junior Participating Preferred Stock; $.01 par
      value; 1,000 shares authorized, none issued and
      outstanding .............................................               --             --
     Class A Common Stock, $.01 par value; 100,000 shares
      authorized; 16,065 shares issued and outstanding ........              161            161
     Class B Special Common Stock, $.01 par value, liquidation
      preference $11.67; 20,000 shares authorized; 5,100
      shares issued and outstanding ...........................               51             51
 Additional paid-in capital ...................................          127,764        127,765
 Accumulated deficit ..........................................          (27,943)       (28,617)
                                                                     -----------   -------------

              Total stockholders' equity ......................          100,033         99,360
                                                                     -----------   -------------
              Total liabilities and stockholders' equity ......       $  581,209    $   572,369
                                                                     ===========   =============


The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                 ---------------------------
                                                                    1999             1998
                                                                 -----------     -----------
Revenues
        Rental revenues .....................................    $    49,008     $    30,662
        Equipment sales .....................................         31,698          23,448
        Parts and service ...................................         10,914           7,736
                                                                 -----------     -----------
             Total revenues .................................         91,620          61,846
                                                                 -----------     -----------
Cost of revenues
        Cost of equipment sold ..............................         25,799          16,718
        Depreciation of rental equipment ....................         13,142          11,321
        Maintenance of rental equipment .....................         15,173           9,041
        Cost of parts and service ...........................          6,835           4,796
                                                                 -----------     -----------
             Total cost of revenues .........................         60,949          41,876
                                                                 -----------     -----------
Gross profit ................................................         30,671          19,970
                                                                 -----------     -----------
Other operating expenses
        Selling, general and administrative expenses ........         17,143          11,937
        Other depreciation and amortization .................          2,399           1,726
                                                                 -----------     -----------
             Total other operating expenses .................         19,542          13,663
                                                                 -----------     -----------
Income from operations ......................................         11,129           6,307
                                                                 -----------     -----------
Other expense
        Interest expense ....................................          9,152           7,556
        Amortization of debt issue costs ....................            257           1,865
                                                                 -----------     -----------
             Total other expense ............................          9,409           9,421
                                                                 -----------     -----------
Income (loss) before income taxes and minority interest                1,720          (3,114)
(Provision for) benefit from income taxes ...................           (608)          1,168
                                                                 -----------     -----------
Income (loss) before minority interest ......................          1,112          (1,946)
Minority interest ...........................................           (438)             --
                                                                 -----------     -----------
Net income (loss) ...........................................    $       674     $    (1,946)
                                                                 ===========     ===========
Basic and diluted earnings (loss) per common share ..........    $      0.03     $     (0.46)
                                                                 ===========     ===========
Weighted average common shares outstanding
        Basic ...............................................         21,165           8,865
                                                                 ===========     ===========
        Diluted .............................................         21,599           8,865
                                                                 ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                            unaudited, in thousands)



                                                                                    Additional
                                                  Common Stock A   Common Stock B    Paid-in     Accumulated
                                                  Shares  Amount   Shares  Amount    Capital       Deficit     Total
                                                  ------  ------   ------  ------   ----------   -----------  --------
Balance, December 31, 1998 ...................    16,065  $  161    5,100  $   51   $  127,765   $  (28,617)  $ 99,360
Net income ...................................        --      --       --      --           --          674        674
Other ........................................        --      --       --      --           (1)          --         (1)
                                                  ------  ------   ------  ------   ----------   -----------  --------
Balance, March 31, 1999 ......................    16,065  $  161    5,100  $   51   $  127,764   $  (27,943)  $100,033
                                                  ======  ======   ======  ======   ==========   ==========   ========





The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                    1999           1998
                                                                                ------------    ----------
Cash Flows from Operating Activities
Net income (loss) ..........................................................    $        674    $   (1,946)
Adjustments to reconcile net income (loss) to net cash provided by operating
 activities, net of acquisitions ...........................................          26,263        15,691
                                                                                ------------    ----------
         Net cash provided by operating activities .........................          26,937        13,745
                                                                                ------------    ----------
Cash Flows from Investing Activities

Purchases of equipment .....................................................         (41,911)      (52,393)
Proceeds from sale of equipment ............................................          31,698        23,448
Purchases of property and equipment ........................................          (3,656)       (2,118)
Cash paid for acquisitions .................................................          (7,146)     (100,000)
                                                                                ------------    ----------
         Net cash used in investing activities .............................         (21,015)     (131,063)
                                                                                ------------    ----------
Cash Flows from Financing Activities

Debt issue costs ...........................................................              --        (2,325)
Net borrowings (repayments) under Credit Facility ..........................          (8,117)       69,880
Net repayments under capitalized lease obligations .........................            (231)         (174)
Net borrowings (repayments) under term loan ................................              --        50,084
Net borrowings (repayments) under  notes payable ...........................           3,609          (412)
                                                                                ------------    ----------
         Net cash provided by (used in) financing activities ...............          (4,739)      117,053
                                                                                ------------    ----------
Net increase (decrease) in cash and cash equivalents .......................           1,183          (265)
Cash and cash equivalents, beginning of period  ............................           4,340         2,885
                                                                                ------------    ----------
Cash and cash equivalents, end of period  ..................................    $      5,523    $    2,620
                                                                                ============    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (unaudited)

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

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATIONS

     Certain amounts for the prior year have been reclassified to conform with the current year presentation.

NOTE 3 - CHANGES IN ACCOUNTING POLICIES

     During the first quarter of 1999, the Company made certain changes to its depreciation assumptions to recognize extended estimated service lives and increased residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service life of these assets. This change in accounting estimate reduced depreciation of rental equipment by approximately $3.3 million and increased net income by approximately $2.0 million or $0.09 per diluted share for the quarter ended March 31, 1999.



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (unaudited)


NOTE 4 -EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                          1999       1998
                                                       ---------   --------
Net income (loss) ...............................     $     674    $(1,946)
Deduct:
     Preferred stock dividend ...................            --        906
     Accretion of preferred stock ...............            --      1,236
                                                       ---------   --------
Net income (loss) (basic and diluted) ...........     $     674    $(4,088)
                                                      ==========   ========
Number of shares:
Weighted average common shares oustanding - Basic        21,165      8,865
      Employee stock options(1) .................           434         --
                                                       ---------   --------
Weighted average common shares - Diluted(2) .....        21,599      8,865
                                                      ==========   ========
Net income (loss) per common share - Basic ......     $    0.03    $ (0.46)
                                                      ==========   ========
Net income (loss) per common share - Diluted ....     $    0.03    $ (0.46)
                                                      ==========   ========


----------
(1)  Assumes exercise of outstanding options at the beginning of the period.
(2) The incremental shares resulting from the assumed exercise of options for the three months ended 1998 would be antidilutive and are therefore, excluded from the computation of diluted earnings (loss) per share.

NOTE 5 -SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION



                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         1999       1998
                                                       -------   --------
                                                         (in thousands)
Supplemental Disclosure of Cash Flow Information
        Cash paid for interest ...................     $ 4,545   $  6,752
                                                       =======   ========
        Cash paid for taxes ......................     $   146   $     --
                                                       =======   ========

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (unaudited)


NOTE 6 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Neff Corp. ("Parent") issued $100 million of senior subordinated unsecured notes in May 1998 and an additional $100 million of senior subordinated unsecured notes in December 1998. On June 30, 1998, Neff Corp. acquired 65% of Sullair Argentina Sociedad Anonima ("S.A. Argentina"). S.A. Argentina is not a guarantor of the unsecured notes of the Parent and financial information for this subsidiary is presented separately. All of the Parent's direct and indirect subsidiaries other than S.A. Argentina are wholly owned. Parent and its subsidiaries other than S.A. Argentina have fully and unconditionally guaranteed the unsecured notes on a joint and several basis. The subsidiaries' financial information is presented on a combined basis and Parent is shown separately. Separate financial statements and other disclosures for the individual guarantor subsidiaries are not presented because, in the opinion of management, such information is not material to investors. Prior to June 30, 1998, there were no non-guarantor subsidiaries and therefore, separate comparative statements are not presented for periods prior to July 1, 1998.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (unaudited)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1999
                                 (in thousands)

                                                        Guarantor     Non-Guarantor
                                                      Subsidiaries     Subsidiary    Parent    Eliminations   Consolidated
                                                      ------------    ------------- ---------  ------------   ------------
                      Assets
Cash and cash equivalents ..........................  $      4,972    $        538  $     13   $         --   $      5,523
Accounts receivable, net ...........................        39,485          14,487        --             --         53,972
Inventories ........................................        12,447          14,080        --             --         26,527
Rental equipment, net ..............................       295,095          34,015        --             --        329,110
Property and equipment, net ........................        26,121          11,694     9,256             --         47,071
Goodwill, net ......................................        87,733              --        --         13,896        101,629
Prepaid expenses and other assets ..................         1,455           3,552    86,497        (74,127)        17,377
(Due to) from affiliates ...........................      (255,115)             --   255,115             --             --
                                                      ------------    ------------- ---------  ------------   ------------
           Total assets ............................  $    212,193    $     78,366  $350,881   $    (60,231)  $    581,209
                                                      ============    ============  ========   ============   ============

         Liabilities and Stockholders' Equity
Liabilities
      Accounts payable .............................  $     13,608    $     18,415  $   140    $         --   $     32,163
      Accrued expenses and other ...................        16,964           1,220   14,836              --         33,020
      Credit facility ..............................       145,759              --   37,313              --        183,072
      Senior subordinated notes ....................            --              --  198,559              --        198,559
      Notes payable ................................           650          20,241       --              --         20,891
                                                      ------------    ------------- ---------  ------------   ------------
           Total liabilities .......................       176,981          39,876  250,848              --        467,705
                                                      ------------    ------------- ---------  ------------   ------------
Commitments and contingencies ......................            --              --       --              --             --
                                                      ------------    ------------- ---------  ------------   ------------
Minority interest ..................................            --              --       --          13,471         13,471
                                                      ------------    ------------- ---------  ------------   ------------
Stockholders'  equity
      Class A Common stock; $.01 par value; 100,000
       shares authorized; 16,065 shares issued and
       outstanding .................................            --              --      161              --             161
      Class B special common stock; $.01 par value;
       20,000 shares authorized; 5,100 shares issued
       and outstanding .............................            --              --       51              --              51
Capital stock ......................................            --              90       --             (90)             --
Additional paid-in capital .........................        37,077           3,009  127,764         (40,086)        127,764
Retained earnings (accumulated deficit) ............        (1,865)         35,391  (27,943)        (33,526)        (27,943)
                                                      ------------    ------------- ---------  ------------   -------------
           Total stockholders' equity ..............        35,212          38,490  100,033         (73,702)        100,033
                                                      ------------    ------------- ---------  ------------   -------------
           Total liabilities and stockholders' equity $    212,193    $     78,366 $350,881    $    (60,231)  $     581,209
                                                      ============    ============ ========    ============   =============



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (unaudited)


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)

                                                            Guarantor      Non-Guarantor
                                                           Subsidiaries     Subsidiary     Parent   Eliminations   Consolidated
                                                           ------------    ------------   -------   ------------   ------------
 Revenues
    Rental revenue .....................................   $     42,291    $     6,717    $    --   $        --    $    49,008
    Equipment sales ....................................         27,611          4,087         --            --         31,698
    Parts and service ..................................          9,636          1,278         --            --         10,914
                                                           ------------    ------------   -------   ------------   ------------
       Total revenues ..................................         79,538         12,082         --            --         91,620
                                                           ------------    ------------   -------   ------------   ------------

 Cost of revenues
    Cost of equipment sold .............................         22,442          3,357         --            --         25,799
    Depreciation of rental equipment ...................         11,562          1,580         --            --         13,142
    Maintenance of rental equipment ....................         13,130          2,043         --            --         15,173
    Cost of parts and service ..........................          6,057            778         --            --          6,835
                                                           ------------    ------------   -------   ------------   ------------
       Total cost of revenues ..........................         53,191          7,758         --            --         60,949
                                                           ------------    ------------   -------   ------------   ------------

Gross profit ...........................................         26,347          4,324         --            --         30,671
                                                           ------------    ------------   -------   ------------   ------------

Other operating expenses
    Selling, general and administrative expenses .......         14,893          1,517        733            --         17,143
    Other depreciation and amortization ................          2,100            153        146            --          2,399
                                                           ------------    ------------   -------   ------------   ------------
       Total other operating expenses ..................         16,993          1,670        879            --         19,542
                                                           ------------    ------------   -------   ------------   ------------

 Income from operations ................................          9,354          2,654       (879)           --         11,129
                                                           ------------    ------------   -------   ------------   ------------
 Other expense
    Interest expense ...................................          7,739            700        713            --          9,152
    Amortization of debt issue costs ...................             64             --        193            --            257
                                                           ------------    ------------   -------   ------------   ------------
       Total other expense .............................          7,803            700        906            --          9,409
                                                           ------------    ------------   -------   ------------   ------------

 Income (loss) before income taxes and minority interest          1,551          1,954     (1,785)           --          1,720
 (Provision for) benefit from income taxes .............           (634)          (704)       730            --           (608)
                                                           ------------    ------------   -------   ------------   ------------
 Income (loss) before minority interest ................            917          1,250     (1,055)           --          1,112
 Minority interest .....................................             --             --         --          (438)          (438)
                                                           ------------    ------------   -------   ------------   ------------
 Net income (loss) .....................................   $        917    $     1,250   $ (1,055)  $      (438)   $       674
                                                           ============    ============  ========   ============   ============



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (unaudited)


                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)

                                                             Guarantor       Non-Guarantor
                                                            Subsidiaries      Subsidiary     Parent   Eliminations   Consolidated
                                                            ------------     -------------  --------  ------------  -------------
Cash Flows from Operating Activities
Net income (loss) .....................................     $       917      $       1,250  $ (1,055) $      (438)  $         674
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities,
 net of acquisitions ..................................          24,647              2,595    (1,417)         438          26,263
                                                            ------------     -------------  --------  ------------  -------------
     Net cash provided by (used in) operating activities         25,564              3,845    (2,472)          --          26,937
                                                            ------------     -------------  --------  ------------  -------------

Cash Flows from Investing Activities
Purchases of equipment ................................         (30,784)           (11,127)       --           --         (41,911)
Proceeds from sale of equipment .......................          27,611              4,087        --           --          31,698
Purchases of property and equipment ...................          (2,998)              (658)       --           --          (3,656)
Cash paid for acquisitions ............................          (7,146)                --        --           --          (7,146)
                                                            ------------     -------------  --------  ------------  -------------
     Net cash used in investing activities ............         (13,317)            (7,698)       --           --         (21,015)
                                                            ------------     -------------  --------  ------------  -------------
Cash Flows from Financing Activities
Net repayments under Credit Facility ..................          (7,830)                --      (287)          --          (8,117)
Net repayments under capitalized lease obligations ....            (231)                --        --           --            (231)
Net borrowings (repayments) under notes payable .......             (91)             3,700        --           --           3,609
Due to (from) affiliates ..............................          (2,772)                --     2,772           --              --
                                                            ------------     -------------  --------  ------------  -------------
     Net cash provided by (used in) financing activities        (10,924)             3,700     2,485           --          (4,739)
                                                            ------------     -------------  --------  ------------  -------------
Net (decrease) increase  in cash and cash equivalents .           1,323               (153)       13           --           1,183
Cash and cash equivalents, beginning of period  .......           3,649                691        --           --           4,340
                                                            ------------     -------------  --------  ------------  -------------
Cash and cash equivalents, end of period  .............     $     4,972      $         538  $     13   $       --   $       5,523
                                                            ============     =============  ========  ============  =============

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (unaudited)

NOTE 7- SEGMENT INFORMATION

     The Company has three segments: Neff Rental, Inc. ("Rental"), Neff Machinery, Inc. ("Machinery") and S.A. Argentina. These segments are a result of the historical organization of the Company and the management of its subsidiaries. All of these segments rent and sell industrial and construction equipment, sell spare parts and merchandise and provide ongoing repair and maintenance services and have therefore been aggregated for disclosure purposes. Rental and Machinery's operations are conducted in the United States and S.A. Argentina's operations are conducted in South America. The information contained in Note 6 under Non-Guarantor Subsidiary represents S.A. Argentina operations. All other information in Note 6 represents operations conducted in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter ended March 31, 1999 to the quarter ended March 31, 1998 and should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

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

Overview

     Since 1995, the Company has pursued an aggressive growth strategy, increasing its number of equipment rental and sales locations to 89, as of March 31, 1999. The Company has achieved this growth through the addition of 55 equipment rental locations as a result of acquisitions, and the opening of 26 new equipment rental locations primarily throughout the southeast and southwest regions of the United States. The Company intends to continue to pursue its aggressive growth strategy by (i) making additional acquisitions of equipment rental companies; (ii) increasing fleet at its existing equipment rental locations in both existing and new product lines; (iii) continuing to open new equipment rental locations; and (iv) expanding its dealership operations.

     The Company  primarily  derives  revenue from (i) the rental of  equipment,
(ii) sales of new and used equipment and (iii) sales of parts and service. The Company's primary source of revenue is the rental of equipment to construction and industrial customers. Growth in rental revenue is dependent upon several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and the general economic environment. The level of new and used equipment sales is primarily a function of the supply and demand for such equipment, price and general economic conditions. The age, quality and mix of the Company's rental fleet also affect revenues from the sale of used equipment. Revenues derived from the sale of parts and service are generally correlated with sales of new equipment.

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

     Depreciation of rental equipment is calculated on a straight-line basis over the estimated service life of the asset (generally two to eight years with a residual value up to 20%, depending on the nature of the asset). Since January 1, 1996, the Company has made certain changes to its depreciation assumptions to recognize extended estimated service lives and increased residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service lives of these assets. In addition, the new lives and residual values more closely conform to those prevalent in the industry.

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

First  Quarter  Ended March 31, 1999  Compared to First  Quarter Ended March 31,
1998

     Revenues. Total revenues for the quarter ended March 31, 1999 increased 48.2% to $91.6 million from $61.8 million for the quarter ended March 31, 1998. This growth in revenues is primarily attributable to an increase in revenues from the maturation of the 26 rental locations opened since March 1995 of approximately $9.0 million and approximately $17.8 million attributable to revenues generated by acquisitions.

     Gross Profit. Gross profit for the quarter ended March 31, 1999 increased 53.5% to $30.7 million or 33.5% of total revenues from $20.0 million or 32.3% of total revenues for the quarter ended March 31, 1998. This increase is primarily attributable to an increase in gross profit of approximately $4.9 million associated with the maturation of the 26 rental locations opened since March 1995 and approximately $4.3 million associated with the growth in revenues arising from acquisitions. These increases in gross profit include approximately $3.3 million related to the change in the Company's depreciation policy to recognize extended service levels and increased salvage value of its assets. The increase in gross profit as a percentage of revenue is primarily attributable to improved rental revenue margins coupled with a larger mix of rental revenues. The Company had 89 rental locations at March 31, 1999, compared to 70 at March 31, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1999 increased 43.7% to $17.1 million or 18.7% of total revenues from $11.9 million or 19.3% of total revenues for the quarter ended March 31, 1998. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of locations operated by the Company and increased regional and corporate personnel to support the continued growth of the Company.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended March 31, 1999 increased 39.0% to $2.4 million or 2.6% of total revenues from $1.7 million or 2.8% of total revenues. The increase is primarily attributable to amortization of goodwill resulting from additional acquisitions.

     Interest Expense. Interest expense for the quarter ended March 31, 1999 increased 21.1% to $9.2 million from $7.6 million in 1998. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Liquidity and Capital Resources

     During the first quarter of 1999, the Company financed its growth and made net repayments from cash flow generated by operations.

     For the three months ended March 31, 1999, net cash flows provided by operating activities was $26.9 million, compared to net cash provided by operating activities of $13.7 million for the three months ended March 31, 1998. This increase is primarily attributable to the growth in the Company's operations resulting from an increase in the number of rental locations operated by the Company.

     Net cash used in investing activities for the three months ended March 31, 1999 was $21.0 million as compared to $131.1 million for the same period of the prior year. This decrease is primarily attributable to a decrease in the amount expended for acquisitions.

     Net cash used in financing activities was $4.7 million for the three months ended March 31, 1999, as compared to net cash provided of $117.1 million for the same period in the prior year. The net cash used in financing activities is primarily attributable to repayments of borrowings under the Company's Credit Facility. As of March 31, 1999, the Company had approximately $117.9 million available under its Credit Facility.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

(a)        Exhibits:

Exhibit    Description
-------    -----------

10.1 Employment agreement by and between Neff Corp. and Peter G. Gladis, Senior Vice President, Neff Rental, Inc.

10.2 Form of employment agreement by and between Neff Corp. and Vice President of Neff Rental, Inc.

27         Financial Data Schedule

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEFF CORP.
                                   Registrant



Date:   May 6, 1999               /s/Bonnie S. Biumi
                                  -------------------------------------------
                                  BONNIE S. BIUMI
                                  Chief Financial Officer
                                  On behalf of the registrant and as
                                  Principal Financial and Accounting Officer