Form 10-Q
period 1999-03-30
NEFF CORP
filed 1999-08-13
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              (X( Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended: June 30, 1999

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number: 001-14145


                                   NEFF CORP.
                                   ----------
             (Exact Name of registrant as specified in its charter)


                            DELAWARE                     65-0626400
                 ------------------------------       ----------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at August 9, 1999.


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                    NEFF CORP
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 June 30,     December 31,
                                                                                   1999          1998
                                                                                -----------   -----------
                                                                                (Unaudited)
                                ASSETS
Cash and cash equivalents ......................................................$    5,649    $    4,340
Accounts receivable, net of allowance for doubtful accounts of
  $4,015 in 1999 and $3,229 in 1998 ............................................    60,366        59,022
Inventories ....................................................................    32,168        29,164
Rental equipment, net ..........................................................   377,167       321,220
Property and equipment, net ....................................................    50,023        45,114
Goodwill, net ..................................................................   108,838        96,722
Prepaid expenses and other assets ..............................................    14,691        16,787
                                                                                -----------   -----------
              Total assets .....................................................$  648,902    $  572,369
                                                                                ===========   ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
        Accounts payable .......................................................$   26,044    $   24,405
        Accrued expenses and other .............................................    36,545        28,577
        Credit facility ........................................................   250,197       191,189
        Senior subordinated notes ..............................................   198,596       198,522
        Notes payable ..........................................................    19,196        17,282
                                                                                -----------   -----------
              Total liabilities ................................................   530,578       459,975
                                                                                -----------   -----------
Commitments and contingencies ..................................................        --            --
                                                                                -----------   -----------
Minority interest ..............................................................    14,073        13,034
                                                                                -----------   -----------
Stockholders' equity
        Preferred stock; $.01 par value; 18,350 shares authorized; none
         issued and outstanding ................................................        --            --
        Series B Junior Participating Preferred Stock; $.01 par value; 1,000
         shares authorized, none issued and outstanding ........................        --            --
        Class A Common Stock, $.01 par value; 100,000 shares  authorized;
         16,065 shares issued and outstanding ..................................       161           161
        Class B Special Common Stock, $.01 par value, liquidation preference
         $11.67; 20,000 shares authorized; 5,100 shares issued and outstanding..        51            51
Additional paid-in capital .....................................................   127,763       127,765
Accumulated deficit ............................................................   (23,724)      (28,617)
                                                                                -----------   -----------
              Total stockholders' equity .......................................   104,251        99,360
                                                                                -----------   -----------
              Total liabilities and stockholders' equity .......................$  648,902    $  572,369
                                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                                    NEFF CORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                                For the Three Months Ended
                                                                                --------------------------
                                                                                 June 30,        June 30,
                                                                                   1999            1998
                                                                                ---------       ----------
Revenues
   Rental revenue ..............................................................$  56,138       $   41,735
   Equipment sales .............................................................   34,539           24,224
   Parts and service ...........................................................   12,424            7,841
                                                                                ---------       ----------
         Total revenues ........................................................  103,101           73,800
                                                                                ---------       ----------
Cost of revenues
   Cost of equipment sold ......................................................   27,620           18,800
   Depreciation of rental equipment ............................................   13,485           13,522
   Maintenance of rental equipment .............................................   15,620           11,039
   Cost of parts and service ...................................................    8,085            5,357
                                                                                ---------       ----------
         Total cost of revenues ................................................   64,810           48,718
                                                                                ---------       ----------
Gross profit ...................................................................   38,291           25,082
                                                                                ---------       ----------
Other operating expenses
   Selling, general and administrative expenses ...............................    17,731           13,086
   Other depreciation and amortization .........................................    2,691            2,087
   Officer stock option compensation ...........................................       --            3,198
                                                                                ---------       ----------
         Total other operating expenses ........................................   20,422           18,371
                                                                                ---------       ----------
Income from operations .........................................................   17,869            6,711
                                                                                ---------       ----------
Other expenses
   Interest expense ............................................................    9,710            7,692
   Amortization of debt issue costs ............................................      309              922
                                                                                ---------       ----------
         Total other expenses ..................................................   10,019            8,614
                                                                                ---------       ----------
Income (loss) before income taxes, minority interest and extraordinary item ....    7,850           (1,903)
(Provision for) benefit from income taxes ......................................   (3,029)             714
                                                                                ---------       ----------
Income (loss) before minority interest and extraordinary item ..................    4,821           (1,189)
Minority interest ..............................................................     (602)              --
                                                                                ---------       ----------
Income (loss) before extraordinary item ........................................    4,219           (1,189)
Extraordinary loss, net of income taxes ........................................       --           (2,675)
                                                                                ---------       ----------
Net income (loss) ..............................................................$   4,219       $   (3,864)
                                                                                =========       ==========
Basic earnings (loss) per common share
Income (loss) before extraordinary item ........................................$    0.20       $    (0.24)
Extraordinary loss, net ........................................................       --            (0.15)
                                                                                ---------       ----------
Net income (loss) ..............................................................$    0.20       $    (0.39)
                                                                                =========       ==========
Diluted earnings (loss) per common share
Income (loss) before extraordinary item ........................................$    0.19       $    (0.24)
Extraordinary loss, net ........................................................       --            (0.15)
                                                                                ---------       ----------
Net income (loss) ..............................................................$    0.19       $    (0.39)
                                                                                =========       ==========
Weighted average common shares outstanding
   Basic .......................................................................   21,165           17,410
                                                                                =========       ==========
   Diluted .....................................................................   21,943           17,410
                                                                                =========       ==========

The accompanying notes are an integral part of these consolidated financial statements

                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                                 For the Six Months Ended
                                                                                --------------------------
                                                                                 June 30,        June 30,
                                                                                   1999            1998
                                                                                ---------       ----------
Revenues
   Rental revenue ..............................................................$ 105,146       $  72,397
   Equipment sales .............................................................   66,237          47,672
   Parts and service ...........................................................   23,338          15,577
                                                                                ---------       ----------
         Total revenues ........................................................  194,721         135,646
                                                                                ---------       ----------
Cost of revenues
   Cost of equipment sold ......................................................   53,419          35,518
   Depreciation of rental equipment ............................................   26,627          24,843
   Maintenance of rental equipment .............................................   30,793          20,080
   Cost of parts and service ...................................................   14,920          10,153
                                                                                ---------       ----------
         Total cost of revenues ................................................  125,759          90,594
                                                                                ---------       ----------
Gross profit ...................................................................   68,962          45,052
                                                                                ---------       ----------
Other operating expenses
   Selling, general and administrative expenses ................................   34,874          25,023
   Other depreciation and amortization .........................................    5,090           3,813
   Officer stock option compensation ...........................................       --           3,198
                                                                                ---------       ----------
         Total other operating expenses ........................................   39,964          32,034
                                                                                ---------       ----------
Income from operations .........................................................   28,998          13,018
                                                                                ---------       ----------
Other expense
   Interest expense ............................................................   18,862          15,248
   Amortization of debt issue costs ............................................      566           2,787
                                                                                ---------       ----------
         Total other expense ...................................................   19,428          18,035
                                                                                ---------       ----------
Income (loss) before income taxes, minority interest and extraordinary item ....    9,570          (5,017)
(Provision for) benefit from income taxes ......................................   (3,637)          1,882
                                                                                ---------       ----------
Income (loss) before minority interest and extraordinary item ..................    5,933          (3,135)
Minority interest ..............................................................   (1,040)             --
                                                                                ---------       ----------
Income (loss) before extraordinary item ........................................    4,893          (3,135)
Extraordinary loss, net of income taxes ........................................       --          (2,675)
                                                                                ---------       ----------
Net income (loss) ..............................................................$   4,893       $  (5,810)
                                                                                =========       =========
Basic earnings (loss) per common share
Income (loss) before extraordinary item ........................................$    0.23       $   (0.68)
Extraordinary loss, net ........................................................       --           (0.15)
                                                                                ---------       ----------
Net income (loss) ..............................................................$    0.23       $   (0.83)
                                                                                =========       =========
Diluted earnings (loss) per common share
Income (loss) before extraordinary item ........................................$    0.22       $   (0.68)
Extraordinary loss, net ........................................................       --           (0.15)
                                                                                ---------       ----------
Net income (loss) ..............................................................$    0.22       $   (0.83)
                                                                                =========       =========
Weighted average common shares outstanding
   Basic .......................................................................   21,165          13,161
                                                                                =========       =========
   Diluted .....................................................................   21,816          13,161
                                                                                =========       =========

The accompanying notes are an integral part of these consolidated financial statements



                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                      For the Six Months Ended
                                                                     --------------------------
                                                                      June 30,        June 30,
                                                                        1999            1998
                                                                     ---------       ----------
Cash Flows from Operating Activities
Net income (loss) .................................................. $   4,893       $   (5,810)
Adjustments to reconcile net income (loss) to net cash provided by
 operating activities, net of acquisitions .........................    29,809           30,382
                                                                     ---------       ----------
   Net cash provided by operating activities .......................    34,702           24,572
                                                                     ---------       ----------
Cash Flows from Investing Activities
Purchases of equipment .............................................  (135,512)        (117,417)
Proceeds from sale of rental equipment .............................    66,237           47,672
Purchases of property and equipment ................................    (8,378)          (8,231)
Cash paid for acquisitions .........................................   (16,268)        (144,890)
                                                                     ---------       ----------
   Net cash used in investing activities ...........................   (93,921)        (222,866)
                                                                     ---------       ----------
Cash Flows from Financing Activities
Debt issue costs ...................................................       (32)          (8,072)
Net borrowings under Credit Facility ...............................    59,008           97,944
Repayments under capitalized lease obligations .....................      (362)            (436)
Proceeds from issuance of  Senior Subordinated Notes ...............        --          100,000
Proceeds from common stock offering ................................        --           86,857
Repayments under term loan .........................................        --          (49,916)
Net borrowings (repayments) under  notes and mortgages payable .....     1,914          (13,573)
Redemption of Series A Preferred Stock .............................        --          (13,915)
                                                                     ---------       ----------
   Net cash provided by financing activities .......................    60,528          198,889
                                                                     ---------       ----------
 Net increase in cash and cash equivalents .........................     1,309              595
Cash and cash equivalents, beginning of period .....................     4,340            2,885
                                                                     ---------       ----------
Cash and cash equivalents, end of period ........................... $   5,649       $    3,480
                                                                     =========       ==========


The accompanying notes are an integral part of these consolidated financial statements.




                                   NEFF CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                           (unaudited, in thousands)

                                                                        Additional
                                       Common Stock A   Common Stock B   Paid-in     Accumulated
                                       Shares  Amount   Shares  Amount   Capital       Deficit     Total
                                       ------  ------   ------  ------  ----------   -----------  --------
Balance, December 31, 1998 ........... 16,065  $  161   5,100   $   51  $  127,765   $  (28,617)  $ 99,360
Net income ...........................     --      --      --       --          --        4,893      4,893
Other ................................     --      --      --       --          (2)          --         (2)
                                       ------  ------   ------  ------  ----------   -----------  --------
Balance, June 30, 1999 ............... 16,065  $  161   5,100   $   51  $  127,763   $  (23,724)  $104,251
                                       ======  ======   =====   ======  ==========   ==========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

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

     The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE 3 - CHANGE IN ACCOUNTING POLICIES

     During the first quarter of 1999, the Company made certain changes to its depreciation assumptions to recognize extended estimated service lives and increased residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service life of these assets. This change in accounting estimate reduced depreciation of rental equipment by approximately $7.7 million and increased net income by approximately $4.6 million or $0.21 per diluted share for the six months ended June 30, 1999.


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

NOTE 4 -EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. Net income (loss) and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                 Three Months ended       Six Months Ended
                                                 ------------------      ------------------
                                                 June 30,   June 30,     June 30,  June 30,
                                                   1999      1998         1999       1998
                                                 --------   -------      --------  --------
Net income (loss) .............................  $  4,219   $(3,864)     $  4,893  $ (5,810)
Deduct:
  Preferred stock dividend ....................        --       104            --     1,010
  Accretion of preferred stock ................        --     2,857            --     4,093
                                                 --------   -------      --------  --------
Net income (loss)-(basic and diluted) .........  $  4,219   $(6,825)     $  4,893  $(10,913)
                                                 ========   =======      ========  ========
Number of Shares:
Weighed average common shares outstanding-basic    21,165    17,410        21,165    13,161
Add:
Employee stock options (1) ....................       778        --           651        --
                                                 --------   -------      --------  --------
Weighted average common shares-diluted ........    21,943    17,410        21,816    13,161
                                                 ========   =======      ========  ========
Net income (loss) per common share-basic ......  $   0.20   $ (0.39)     $   0.23  $  (0.83)
                                                 ========   =======      ========  ========
Net income (loss) per common share-diluted ....  $   0.19   $ (0.39)     $   0.22  $  (0.83)
                                                 ========   =======      ========  ========

---------------
(1) Assumes exercise of outstanding common stock equivalents (options and warrants) at the beginning of the period, net of 20% limitation, if applicable, on the assumed repurchase of stock.


NOTE 5 -SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                         Six Months Ended
                                                      ----------------------
                                                      June 30,      June 30,
                                                        1999         1998
                                                      --------    ----------
                                                          (in thousands)
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest ..........................   $19,665     $   14,652
                                                      =======     ==========
  Cash paid for taxes .............................   $   146     $      138
                                                      =======     ==========

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)


NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Neff Corp. ("Parent") issued $100 million of senior subordinated unsecured notes on May 22, 1998 and an additional $100 million of senior subordinated unsecured notes in December 1998. On June 30, 1998, Neff Corp. acquired 65% of Sullair Argentina Sociedad Anonima (S.A. Argentina). S.A. Argentina is not a guarantor of the unsecured notes of the Parent and financial information for this subsidiary is presented separately. All of the Parent's subsidiaries other than S.A. Argentina are wholly owned. Parent and its subsidiaries other than S.A. Argentina have fully and unconditionally guaranteed the unsecured notes on a joint and several basis. The subsidiaries' financial information is presented on a combined basis and Parent is shown separately. Separate financial statements and other disclosures for the individual guarantor subsidiaries are not presented because, in the opinion of management, such information is not material to investors. Prior to June 30, 1998, there were no non-guarantor subsidiaries and therefore, separate comparative statements of income and cash flows are not presented for periods prior to July 1, 1998.


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1999
                                 (in thousands)

                                                                  Guarantor   Non-Guarantor
                                                                Subsidiaries   Subsidiary     Parent   Eliminations  Consolidated
                                                                ------------  ------------  ---------  ------------  ------------
                         Assets
Cash and cash equivalents ....................................  $     4,969   $       665   $      15  $         --   $     5,649
Accounts receivable, net .....................................       47,009        13,357          --            --        60,366
Inventories ..................................................       18,392        13,776          --            --        32,168
Rental equipment, net ........................................      337,869        39,298          --            --       377,167
Property and equipment, net ..................................       28,671        12,149       9,203            --        50,023
Goodwill, net ................................................       89,535            --          --        19,303       108,838
Prepaid expenses and other assets ............................        1,628         2,857      98,117       (87,911)       14,691
(Due to) from affiliates .....................................     (250,982)           --     250,982            --            --
                                                                ------------  ------------  ---------  ------------  ------------
      Total assets ...........................................  $   277,091   $    82,102   $ 358,317  $    (68,608)  $   648,902
                                                                ===========   ===========   =========  ============   ===========
         Liabilities and Stockholders Equity (Deficit)
Liabilities
  Accounts payable ...........................................  $     7,442   $    18,571   $      31  $         --   $    26,044
  Accrued expenses and other .................................       21,552         4,698      10,295            --        36,545
  Credit facility ............................................      205,053            --      45,144            --       250,197
  Senior subordinated notes ..................................           --            --     198,596            --       198,596
  Notes payable ..............................................          573        18,623          --            --        19,196
                                                                ------------  ------------  ---------  ------------  ------------
                                                                    234,620        41,892     254,066            --       530,578
                                                                ------------  ------------  ---------  ------------  ------------
Commitments and contingencies ................................           --            --          --            --            --
                                                                ------------  ------------  ---------  ------------  ------------
Minority interest ............................................           --            --          --        14,073        14,073
                                                                ------------  ------------  ---------  ------------  ------------
Stockholders'  equity
Class A Common stock; $.01 par value; 100,000 shares
 authorized; 16,065 shares issued and outstanding ............           --            --         161            --           161
Class B special common stock; $.01 par value; 20,000 shares
 authorized; 5,100 shares issued and outstanding                         --            --          51            --            51
Capital stock ................................................           --            90          --           (90)           --
Additional paid-in capital ...................................       37,077         3,009     127,763       (40,086)      127,763
Retained earnings (accumulated deficit) ......................        5,394        37,111     (23,724)      (42,505)      (23,724)
                                                                ------------  ------------  ---------  ------------  ------------
      Total stockholders' equity .............................       42,471        40,210     104,251       (82,681)      104,251
                                                                ------------  ------------  ---------  ------------  ------------
      Total liabilities and stockholders' equity .............  $   277,091   $    82,102   $ 358,317  $    (68,608)  $   648,902
                                                                ===========   ===========   =========  ============   ===========



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (in thousands)

                                                           Guarantor   Non-Guarantor
                                                         Subsidiaries   Subsidiary     Parent   Eliminations  Consolidated
                                                         ------------  ------------  ---------  ------------  ------------
Revenues
    Rental revenue ..................................... $    48,800   $     7,338   $      --  $         --  $     56,138
    Equipment sales ....................................      29,479         5,060          --            --        34,539
    Parts and service ..................................      11,055         1,369          --            --        12,424
                                                         ------------  ------------  ---------  ------------  ------------
       Total revenues ..................................      89,334        13,767          --            --       103,101
                                                         ------------  ------------  ---------  ------------  ------------
Cost of revenues
    Cost of equipment sold .............................      23,577         4,043          --            --        27,620
    Depreciation of rental equipment ...................      11,861         1,624          --            --        13,485
    Maintenance of rental equipment ....................      13,288         2,332          --            --        15,620
    Cost of parts and service ..........................       7,227           858          --            --         8,085
                                                         ------------  ------------  ---------  ------------  ------------
       Total cost of revenues ..........................      55,953         8,857          --            --        64,810
                                                         ------------  ------------  ---------  ------------  ------------
Gross profit ...........................................      33,381         4,910          --            --        38,291
                                                         ------------  ------------  ---------  ------------  ------------
Other operating expenses
    Selling, general and administrative expenses .......      15,469         1,431         831            --        17,731
    Other depreciation and amortization ................       2,350           172         169            --         2,691
                                                         ------------  ------------  ---------  ------------  ------------
       Total other operating expenses ..................      17,819         1,603       1,000            --        20,422
                                                         ------------  ------------  ---------  ------------  ------------
Income from operations .................................      15,562         3,307      (1,000)           --        17,869
                                                         ------------  ------------  ---------  ------------  ------------
 Other expense
    Interest expense ...................................       8,204           702         804            --         9,710
    Amortization of debt issue costs ...................         101           --          208            --           309
                                                         ------------  ------------  ---------  ------------  ------------
       Total other expense .............................       8,305           702       1,012            --        10,019
                                                         ------------  ------------  ---------  ------------  ------------
Income (loss) before income taxes and minority interest        7,257         2,605      (2,012)           --         7,850
(Provision for) benefit from income taxes .............       (2,969)         (883)        823            --        (3,029)
                                                         ------------  ------------  ---------  ------------  ------------
Income (loss) before minority interest ................        4,288         1,722      (1,189)           --         4,821
Minority interest .....................................           --            --          --          (602)         (602)
                                                         ------------  ------------  ---------  ------------  ------------
Net income (loss) .....................................  $     4,288   $     1,722   $  (1,189) $       (602) $      4,219
                                                         ===========   ===========   =========  ============  ============



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 19990
                                 (in thousands)

                                                           Guarantor   Non-Guarantor
                                                         Subsidiaries   Subsidiary     Parent   Eliminations  Consolidated
                                                         ------------  ------------  ---------  ------------  ------------
Revenues
    Rental revenue ..................................... $    91,091   $     14,055  $      --   $       --   $   105,146
    Equipment sales ....................................      57,090          9,147         --           --        66,237
    Parts and service ..................................      20,691          2,647         --           --        23,338
                                                         ------------  ------------  ---------  ------------  ------------
       Total revenues ..................................     168,872         25,849         --           --       194,721
                                                         ------------  ------------  ---------  ------------  ------------
Cost of revenues
    Cost of equipment sold .............................      46,019          7,400         --           --        53,419
    Depreciation of rental equipment ...................      23,423          3,204         --           --        26,627
    Maintenance of rental equipment ....................      26,418          4,375         --           --        30,793
    Cost of parts and service ..........................      13,284          1,636         --           --        14,920
                                                         ------------  ------------  ---------  ------------  ------------
       Total cost of revenues ..........................     109,144         16,615         --           --       125,759
                                                         ------------  ------------  ---------  ------------  ------------
Gross profit ...........................................      59,728          9,234         --           --        68,962
                                                         ------------  ------------  ---------  ------------  ------------
Other operating expenses
    Selling, general and administrative expenses .......      30,361          2,948       1,565          --        34,874
    Other depreciation and amortization ................       4,450            326         314          --         5,090
                                                         ------------  ------------  ---------  ------------  ------------
       Total other operating expenses ..................      34,811          3,274       1,879          --        39,964
                                                         ------------  ------------  ---------  ------------  ------------
Income from operations .................................      24,917          5,960      (1,879)         --        28,998
                                                         ------------  ------------  ---------  ------------  ------------
Other expense
    Interest expense ...................................      15,942          1,402       1,518          --        18,862
    Amortization of debt issue costs ...................         166             --         400          --           566
                                                         ------------  ------------  ---------  ------------  ------------
       Total other expense .............................      16,108          1,402       1,918          --        19,428
                                                         ------------  ------------  ---------  ------------  ------------
Income (loss) before income taxes and minority interest.       8,809          4,558      (3,797)         --         9,570
(Provision for) benefit from income taxes ..............      (3,603)        (1,587)      1,553          --        (3,637)
                                                         ------------  ------------  ---------  ------------  ------------
Income (loss) before minority interest .................       5,206          2,971      (2,244)         --         5,933
Minority interest ......................................          --             --          --      (1,040)       (1,040)
                                                         ------------  ------------  ---------  ------------  ------------
Net income (loss) ...................................... $     5,206   $      2,971  $   (2,244) $   (1,040) $      4,893
                                                         ===========   ============  ==========  ==========  ============


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)

                                                                    Guarantor    Non-Guarantor
                                                                   Subsidiaries   Subsidiary     Parent   Eliminations Consolidated
                                                                   ------------  ------------  ---------  ------------ ------------
Cash Flows from Operating Activities
Net income (loss) ................................................ $     5,206   $     2,971   $ (2,244)  $    (1,040)  $     4,893
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities, net of acquisitions .............      37,215         8,833    (17,279)        1,040        29,809
                                                                   ------------  ------------  ---------  ------------ ------------
     Net cash provided by (used in) operating activities .........      42,421        11,804    (19,523)           --        34,702
                                                                   ------------  ------------  ---------  ------------ ------------
Cash Flows from Investing Activities
Purchases of equipment ...........................................    (113,739)      (21,773)        --            --      (135,512)
Proceeds from sale of rental equipment ...........................      57,090         9,147         --            --        66,237
Purchases of property and equipment ..............................      (7,088)       (1,286)        (4)           --        (8,378)
Cash paid for acquisitions .......................................     (16,268)           --         --            --       (16,268)
                                                                   ------------  ------------  ---------  ------------ ------------
     Net cash used in investing activities .......................     (80,005)      (13,912)        (4)           --       (93,921)
                                                                   ------------  ------------  ---------  ------------ ------------
Cash Flows from Financing Activities
Debt issue costs .................................................          --            --        (32)           --           (32)
Net repayments under Credit Facility .............................      51,464            --      7,544            --        59,008
Net repayments under capitalized lease obligations ...............        (362)           --         --            --          (362)
Net borrowings (repayments) under notes payable ..................        (168)        2,082         --            --         1,914
Due to (from) affiliates .........................................     (12,030)           --     12,030            --            --
                                                                   ------------  ------------  ---------  ------------ ------------
     Net cash provided by (used in) financing activities .........      38,904         2,082     19,542            --        60,528
                                                                   ------------  ------------  ---------  ------------ ------------
Net (decrease) increase  in cash and cash equivalents ............       1,320           (26)        15            --         1,309
Cash and cash equivalents, beginning of period ...................       3,649           691         --            --         4,340
                                                                   ------------  ------------  ---------  ------------ ------------
Cash and cash equivalents, end of period ......................... $     4,969   $       665   $    15    $        --   $     5,649
                                                                   ===========   ===========   =======    =========     ===========

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                                 (in thousands)

                                                         Guarantor   Non-Guarantor
                                                       Subsidiaries   Subsidiary    Parent    Eliminations Consolidated
                                                       ------------  ------------  ---------  ------------ ------------
                   Assets
Cash and cash equivalents ...........................  $     3,649   $       691   $      --  $        --  $     4,340
Accounts receivable, net ............................       44,460        14,562          --           --       59,022
Inventories .........................................       16,256        12,908          --           --       29,164
Rental equipment, net ...............................      292,223        28,997          --           --      321,220
Property and equipment, net .........................       23,035        11,189      10,890           --       45,114
Goodwill, net .......................................       82,737            --          --       13,985       96,722
Prepaid expenses and other assets ...................        1,605         3,614      83,757      (72,189)      16,787
(Due to) from affiliates ............................     (251,185)           --     251,185           --           --
                                                       ------------  ------------  ---------  ------------ ------------
           Total assets .............................  $   212,780   $    71,961   $ 345,832  $   (58,204) $   572,369
                                                       ===========   ===========   =========  ===========  ===========

 Liabilities and Common Stockholders Equity (Deficit)
Liabilities
      Accounts payable ..............................  $     7,421   $    16,834   $     150  $        --  $    24,405
      Accrued expenses and other ....................       17,031         1,346      10,200           --       28,577
      Credit facility ...............................      153,589            --      37,600           --      191,189
      Senior subordinated notes .....................           --            --     198,522           --      198,522
      Notes payable .................................          741        16,541          --           --       17,282
                                                       ------------  ------------  ---------  ------------ ------------
           Total liabilities ........................      178,782        34,721     246,472           --      459,975
                                                       ------------  ------------  ---------  ------------ ------------
Commitments and contingencies .......................           --            --          --           --           --
                                                       ------------  ------------  ---------  ------------ ------------
Minority interest ...................................           --            --          --       13,034       13,034
                                                       ------------  ------------  ---------  ------------ ------------
Stockholders'  equity
      Class A Common stock; $.01 par value; 100,000
       shares authorized; 16,065 shares issued and
       outstanding ..................................           --            --         161           --          161
      Class B special common stock; $.01 par value;
       20,000 shares authorized; 5,100 shares issued
       and outstanding ..............................           --            --          51           --           51
Capital stock .......................................           --            90          --          (90)          --
Additional paid-in capital ..........................       37,077         3,009     127,765      (40,086)     127,765
Retained earnings (accumulated deficit) .............       (3,079)       34,141     (28,617)     (31,062)     (28,617)
                                                       ------------  ------------  ---------  ------------ ------------
           Total stockholders' equity ...............       33,998        37,240      99,360      (71,238)      99,360
                                                       ------------  ------------  ---------  ------------ ------------
           Total liabilities and stockholders' equity  $   212,780   $    71,961   $ 345,832  $   (58,204) $   572,369
                                                       ===========   ===========   =========  ===========  ===========


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

NOTE 7 - SEGMENT INFORMATION

     The Company has three segments: Neff Rental, Inc. ("Rental"), Neff Machinery, Inc. ("Machinery") and S.A. Argentina. These segments are a result of the historical organization of the Company and the management of its subsidiaries. All of these segments rent and sell industrial and construction equipment, sell spare parts and merchandise and provide ongoing repair and maintenance services and have therefore been aggregated for disclosure purposes. Rental and Machinery's operations are conducted in the United States and S.A. Argentina's operations are conducted in South America. The information contained in Note 6 under the heading Non-Guarantor Subsidiary represents S.A. Argentina's operations. All other information in Note 6 represents operations conducted in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and six months ended June 30, 1999 to the quarter and six months ended June 30, 1998 and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, appearing elsewhere in this Form 10-Q and in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

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

Overview

     Since 1995, the Company has pursued an aggressive growth strategy, increasing its number of equipment rental and sales locations to 94, as of June 30, 1999. The Company has achieved this growth through the addition of 60 equipment rental locations as a result of acquisitions, and the opening of 26 new equipment rental locations primarily throughout the southeast and southwest regions of the United States. The Company intends to continue to pursue its aggressive growth strategy by (i) making additional acquisitions of equipment rental companies; (ii) increasing fleet at its existing equipment rental locations in both existing and new product lines; (iii) continuing to open new equipment rental locations; and (iv) expanding its dealership operations.

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

Second  Quarter  Ended June 30, 1999  Compared to Second  Quarter Ended June 30,
1998

     Revenues. Total revenues for the quarter ended June 30, 1999 increased 39.7% to $103.1 million from $73.8 million for the quarter ended June 30, 1998. This growth in revenues primarily resulted from an increase in revenues from the maturation of the 26 rental locations opened since March 1995 of approximately $7.2 million and approximately $21.6 million attributable to revenues generated by acquisitions.

     Gross Profit. Gross profit for the quarter ended June 30, 1999 increased 52.7% to $38.3 million or 37.1% of total revenues from $25.1 million or 34.0% of total revenues for the quarter ended June 30, 1998. This increase is primarily attributable to an increase in gross profit of approximately $4.6 million associated with the maturation of the 26 rental locations opened since March 1995 and an increase of approximately $7.6 million associated with acquisitions. The increase in gross profit includes approximately $4.4 million related to the change in the Company's depreciation policy to recognize extended service levels and increased salvage value of its assets. The increase in gross profit as a percentage of revenue is primarily attributable to improved rental revenue margins coupled with a larger mix of rental revenues. The Company had 94 rental locations at June 30, 1999 compared to 78 at June 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1999 increased 35.5% to $17.7 million or 17.2% of total revenues from $13.1 million or 17.7% of total revenues for the quarter ended June 30, 1998. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of locations operated by the Company and increased regional and corporate personnel to support the continued growth of the Company.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended June 30, 1999 increased 28.9% to $2.7 million or 2.6% of total revenues from $2.1 million or 2.8% of total revenues. The increase is primarily attributable to amortization of goodwill resulting from additional acquisitions.

     Interest Expense. Interest expense for the quarter ended June 30, 1999 increased 26.2% to $9.7 million from $7.7 million in 1998. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues. Total revenues for the six months ended June 30, 1999 increased 43.6% to $194.7 million from $135.6 million for the six months ended June 30, 1998. This growth in revenues primarily resulted from an increase in revenues from the maturation of the 26 rental locations opened since March 1995 of approximately $16.7 million and approximately $39.5 million attributable to revenues generated by acquisitions.

     Gross Profit. Gross profit for the six months ended June 30, 1999 increased 53.1% to $69.0 million or 35.4% of total revenues from $45.1 million or 33.2% of total revenues for the six months ended June 30, 1998. This increase is primarily attributable to an increase in gross profit of approximately $9.5 million associated with the maturation of the 26 rental locations opened since March 1995 and approximately $12 million associated with the growth in revenues arising from acquisitions. These increases in gross profit include approximately $7.7 million related to the change in the Company's depreciation policy to recognize extended service levels and increased salvage value of its assets. The increase in gross profit as a percentage of revenue is primarily attributable to improved rental revenue margins coupled with a larger mix of rental revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 increased 39.4% to $34.9 million or 17.9% of total revenues from $25.0 million or 18.4% of total revenues for the six months ended June 30, 1998. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of locations operated by the Company and increased regional and corporate personnel to support the continued growth of the Company.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the six months ended June 30, 1999 increased 33.5% to $5.1 million or 2.6% of total revenues from $3.8 million or 2.8% of total revenues. The increase is primarily attributable to amortization of goodwill resulting from additional acquisitions.

     Interest Expense. Interest expense for the six months ended June 30, 1999 increased 23.7% to $18.9 million from $15.2 million. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Liquidity and Capital Resources

     During the second quarter of 1999, the Company financed its growth primarily through cash flow from operations and borrowings under credit facilities.

     For the six months ended June 30, 1999, net cash flows provided by operating activities was $34.7 million, compared to $24.6 million for the six months ended June 30, 1998. This increase is primarily attributable to the growth in the Company's operations resulting from an increase in the number of rental locations operated by the Company.

     Net cash used in investing activities for the six months ended June 30, 1999 was $93.9 million as compared to $222.9 million for the same period of the prior year. This decrease is primarily attributable to a decrease in the amount expended for acquisitions.

     Net cash provided by financing activities was $60.5 million for the six months ended June 30, 1999, as compared to $198.9 million for the same period in the prior year. The net cash provided by financing activities was primarily attributable to borrowings under the Company's Credit Facility. As of June 30, 1999, the Company had approximately $66.1 million available under its Credit Facility.

Year 2000

     The Company is aware of the issues associated with the programming code in existing computer and software systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company has completed an assessment of the effect of Year 2000 issues on its computer systems. Based upon this assessment, management believes the Company is Year 2000 compliant. The total cost to the Company to become Year 2000 compliant was not material. The Company has received confirmation from all of its current systems' vendors that each of their systems will properly handle the rollove to the Year 2000. Although there can be no assurance, management believes that Year 2000 problem will not have a material effect on the financial position, results of operations or cash flows of the Company. In addition, there can be no assurance that the systems of other companies with which the Company does business will properly handle the rollover to the Year 2000 and will not have an adverse effect on the Company's operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit   Description
-------   -----------

10.1 Severance Agreement by and between Neff Corp. and Mark H. Irion, Chief Financial Officer, Neff Corp.

10.2 Severance Agreement by and between Neff Copr. and Manual Alvarez, Chief Financial Officer, Neff Machinery, Inc.

27        Financial Data Schedule

(b)     Reports on Form 8-K:

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEFF CORP.
                                   Registrant



Date:   August 13, 1999           /s/Mark H. Irion
                                  ------------------------------------
                                  MARK H. IRION
                                  Chief Financial Officer
                                  On behalf of the registrant and as
                                  Principal Financial and Accounting Officer