Form 10-Q
period 1999-09-30
NEFF CORP
filed 1999-11-15
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              (X( Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: September 30, 1999

                                       or

             ( ( Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number: 001-14145


                                   NEFF CORP.
                                   ---------
             (Exact Name of registrant as specified in its charter)


                 DELAWARE                         65-0626400
                 --------                         ----------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization              I.D. No.)


                  3750 N.W. 87th Avenue, Miami, Florida 33178
                  -------------------------------------------
              (Address or principal executive offices) (Zip Code)

                                 (305) 513-3350
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at November 11, 1999.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                   NEFF CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                September 30,        December 31,
                                                                                    1999                 1998
                                                                                -------------        ------------
                                                                                 (Unaudited)
                                 ASSETS
Cash and cash equivalents ..................................................... $       5,507         $     4,340
Accounts receivable, net of allowance for doubtful accounts of
  $4,067 in 1999 and $3,229 in 1998 ...........................................        59,317              59,022
Inventories ...................................................................        32,106              29,164
Rental equipment, net  ........................................................       393,352             321,220
Property and equipment, net  ..................................................        52,381              45,114
Goodwill, net  ................................................................       108,275              96,722
Prepaid expenses and other assets .............................................        14,676              16,787
                                                                                -------------         -----------
              Total assets .................................................... $     665,614         $   572,369
                                                                                =============         ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
         Accounts payable ..................................................... $      30,658         $    24,405
         Accrued expenses and other ...........................................        30,708              28,577
         Credit facility ......................................................       259,400             191,189
         Senior subordinated notes ............................................       198,633             198,522
         Notes payable ........................................................        27,079              17,282
                                                                                -------------         -----------
              Total liabilities ...............................................       546,478             459,975
                                                                                -------------         -----------
Commitments and contingencies .................................................            --                  --
                                                                                -------------         -----------
Minority interest .............................................................        14,502              13,034
                                                                                -------------         -----------
Stockholders' equity
        Preferred stock; $.01 par value; 18,350 shares authorized; none
           issued and outstanding .............................................            --                  --
        Series B Junior Participating Preferred Stock; $.01 par value; 1,000
           shares authorized, none issued and outstanding .....................            --                  --
        Class A Common Stock, $.01 par value; 100,000 shares  authorized; .....
           16,065 shares issued and outstanding  ..............................           161                 161
        Class B Special Common Stock, $.01 par value, liquidation preference
           $11.67; 20,000 shares authorized; 5,100 shares issued and
           outstanding ........................................................            51                  51
Additional paid-in capital ....................................................       127,762             127,765
Accumulated deficit ...........................................................       (23,340)            (28,617)
                                                                                -------------         -----------
              Total stockholders' equity ......................................       104,634              99,360
                                                                                -------------         -----------
              Total liabilities and stockholders' equity ...................... $     665,614          $  572,369
                                                                                =============        ============

The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                                 For the Three Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                     1999           1998
                                                                                -------------   -------------
Revenues
         Rental revenue ....................................................... $     60,808     $     51,889
         Equipment sales ......................................................       29,848           27,535
         Parts and service ....................................................       13,124           10,481
                                                                                ------------    -------------
              Total revenues ..................................................      103,780           89,905
                                                                                ------------    -------------
Cost of revenues
         Cost of equipment sold ...............................................       25,131           22,129
         Depreciation of rental equipment .....................................       14,989           15,495
         Maintenance of rental equipment ......................................       18,310           14,140
         Cost of parts and service ............................................        8,527            6,831
                                                                                ------------    -------------
              Total cost of revenues ..........................................       66,957           58,595
                                                                                ------------    -------------
Gross profit ..................................................................       36,823           31,310
                                                                                ------------    -------------
Other operating expenses
         Selling, general and administrative expenses .........................       19,900           17,126
         Other depreciation and amortization ..................................        3,045            2,278
         Writedown of assets held for sale ....................................        1,444               --
                                                                                ------------    -------------
              Total other operating expenses ..................................       24,389           19,404
                                                                                ------------    -------------
Income from operations ........................................................       12,434           11,906
                                                                                ------------    -------------
Other expense
         Interest expense .....................................................       10,920            8,817
         Amortization of debt issue costs .....................................          305              167
                                                                                ------------    -------------
              Total other expense .............................................       11,225            8,984
                                                                                ------------    -------------
 Income before income taxes and minority interest .............................        1,209            2,922
 Provision for benefit from income taxes ......................................         (445)            (838)
                                                                                ------------    -------------
 Income before minority interest ..............................................          764            2,084
 Minority interest ............................................................         (428)            (413)
                                                                                ------------    -------------
 Net income ................................................................... $        336     $      1,671
                                                                                ============     ============
 Basic and diluted earnings per common share .................................. $       0.02     $       0.08
                                                                                ============     ============
 Weighted average common shares outstanding
      Basic ...................................................................       21,165           21,165
                                                                                ============     ============
      Diluted .................................................................       22,061           21,724
                                                                                ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                                 For the Three Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                     1999           1998
                                                                                -------------   -------------
 Revenues
         Rental revenue ....................................................... $     165,954    $    124,285
         Equipment sales ......................................................        96,085          75,208
         Parts and service ....................................................        36,494          26,058
                                                                                -------------   -------------
              Total revenues ..................................................       298,533         225,551
                                                                                -------------   -------------
 Cost of revenues
         Cost of equipment sold ...............................................        78,544          57,646
         Depreciation of rental equipment .....................................        41,615          40,338
         Maintenance of rental equipment ......................................        49,221          34,219
         Cost of parts and service ............................................        23,477          16,985
                                                                                -------------   -------------
              Total cost of revenues ..........................................       192,857         149,188
                                                                                -------------   -------------
 Gross profit .................................................................       105,676          76,363
                                                                                -------------   -------------
 Other operating expenses
         Selling, general and administrative expenses .........................        54,729          42,149
         Other depreciation and amortization ..................................         8,016           6,091
         Officer stock option compensation ....................................            --           3,198
         Writedown of assets held for sale ....................................         1,444              --
                                                                                -------------   -------------
              Total other operating expenses ..................................        64,189          51,438
                                                                                -------------  --------------
 Income from operations .......................................................        41,487          24,925
                                                                                -------------  --------------
 Other expenses
         Interest expense .....................................................        29,782          24,065
         Amortization of debt issue costs .....................................           871           2,955
                                                                                -------------   -------------
              Total other expenses ............................................        30,653          27,020
                                                                                -------------  --------------
 Income (loss) before income taxes, minority interest and extraordinary item           10,834          (2,095)
 (Provision for) benefit from income taxes ....................................        (4,104)          1,043
                                                                                -------------   -------------
 Income (loss) before minority interest and extraordinary item ................         6,730          (1,052)
 Minority interest ............................................................        (1,468)           (412)
                                                                                -------------   -------------
 Income (loss) before extraordinary item ......................................         5,262          (1,464)
 Extraordinary loss, net of income taxes ......................................            --          (2,675)
                                                                                -------------   -------------
 Net income (loss) ............................................................ $       5,262    $     (4,139)
                                                                                =============    ============
 Basic earnings (loss) per common share
 Income (loss) before extraordinary item ...................................... $        0.25    $      (0.41)
 Extraordinary loss, net  .....................................................            --           (0.17)
                                                                                -------------   -------------
 Net income (loss) ............................................................ $        0.25    $      (0.58)
                                                                                =============   =============
 Diluted earnings (loss) per common share
 Income (loss) before extraordinary item ...................................... $        0.24    $      (0.41)
 Extraordinary loss, net  .....................................................            --           (0.17)
                                                                                -------------   -------------
 Net income (loss) ............................................................ $        0.24    $      (0.58)
                                                                                =============   =============
 Weighted average common shares outstanding
      Basic ...................................................................        21,165          15,834
                                                                                =============    ============
      Diluted .................................................................        21,931          15,834
                                                                                =============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                  For the Nine Months Ended
                                                                                ------------------------------
                                                                                 September 30,   September 30,
                                                                                     1999             1998
                                                                                --------------   -------------

Cash Flows from Operating Activities
Net income (loss) ............................................................. $        5,262    $    (4,139)
Adjustments to reconcile net income (loss) to net cash provided by
 operating activities, net of acquisitions ....................................         40,886         40,089
                                                                                --------------    -----------
         Net cash provided by operating activities ............................         46,148         35,950
                                                                                --------------    -----------
Cash Flows from Investing Activities
Purchases of equipment ........................................................       (191,747)      (163,922)
Proceeds from sale of rental equipment ........................................         96,085         75,208
Purchases of property and equipment ...........................................        (10,623)       (13,740)
Cash paid for acquisitions ....................................................        (16,268)      (155,660)
                                                                                --------------    -----------
         Net cash used in investing activities ................................       (122,553)      (258,114)
                                                                                --------------    -----------
Cash Flows from Financing Activities
Debt issue costs ..............................................................           (128)        (8,072)
Net borrowings under Credit Facility ..........................................         68,211        120,088
Repayments under capitalized lease obligations ................................           (308)          (575)
Proceeds from issuance of  Senior Subordinated Notes ..........................             --        100,000
Proceeds from common stock offering ...........................................             --         85,813
Repayments under term loan ....................................................             --        (49,916)
Net borrowings (repayments) under  notes and mortgages payable ................          9,797        (11,375)
Redemption of Series A Preferred Stock ........................................             --        (13,915)
                                                                                --------------    -----------
         Net cash provided by financing activities ............................         77,572        222,048
                                                                                --------------    -----------
Net increase (decrease) in cash and cash equivalents ..........................          1,167           (116)
Cash and cash equivalents, beginning of period  ...............................          4,340          2,885
                                                                                --------------    -----------
Cash and cash equivalents, end of period  ..................................... $        5,507    $     2,769
                                                                                ==============    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                   NEFF CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                          (unaudited, in thousands)

                                                                   Additional
                                Common Stock A   Common Stock B     Paid-in      Accumulated
                                Shares  Amount   Shares   Amount    Capital        Deficit       Total
                                ------ --------  -------  -------   ----------   -----------    ---------
Balance, December 31, 1998 ...  16,065 $    161    5,100 $    51    $ 127,765    $  (28,617)    $  99,360
Net income ...................      --       --       --      --           --         5,262         5,262
Other ........................      --       --       --      --           (3)           15            12
                                ------ --------  -------  -------   ----------   -----------    ---------
Balance, September 30, 1999 ..  16,065 $    161    5,100 $    51    $ 127,762    $  (23,340)    $ 104,634
                                ====== ========  ======= ========   ==========   ===========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

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

     The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE 3 - CHANGE IN ACCOUNTING POLICIES

     During the first quarter of 1999, the Company made certain changes to its depreciation assumptions to recognize extended estimated service lives and increased residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service life of these assets. This change in accounting estimate reduced depreciation of rental equipment by approximately $12.1 million and increased net income by approximately $7.3 million or $0.33 per diluted share for the nine months ended September 30, 1999.

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 4 -EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data. Net income (loss) and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                       Three Months Ended                Nine Months Ended
                                                  ------------------------------  -----------------------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                      1999            1998            1999            1998
                                                  -------------   --------------  -------------  --------------

Net income (loss) .............................   $        336    $        1,671  $       5,262  $      (4,139)
Deduct:
      Preferred stock dividend ................             --                --             --          (1,010)
      Accretion of preferred stock ............             --                --             --          (4,093)
                                                  ------------    --------------  -------------   -------------
Net income (loss)-(basic and diluted) .........   $        336    $        1,671  $       5,262  $      (9,242)
                                                  ============    ==============  =============   =============

Number of Shares:
Weighed average common shares outstanding-basic         21,165            21,165         21,165         15,834
   Add:
   Employee stock options (1) .................            896               559            766             --
                                                  ------------    --------------  -------------   ------------
Weighted average common shares-diluted ........         22,061            21,724         21,931         15,834
                                                  ============    ==============  =============  =============

   Net income (loss) per common share-basic ...   $       0.02    $         0.08  $        0.25  $       (0.58)
                                                  ============    ==============  =============  =============
   Net income (loss) per common share-diluted .   $       0.02    $         0.08  $        0.24  $       (0.58)
                                                  ============    ==============  =============  =============

---------
(1) Assumes exercise of outstanding common stock equivalents (options and warrants) at the beginning of the period, net of 20% limitation, if applicable, on the assumed repurchase of stock.


NOTE 5 -SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                 Nine Months Ended
                                                          --------------------------------
                                                          September 30,      September 30,
                                                              1999               1998
                                                          ------------       -------------
                                                                   (in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest ................................... $   25,962        $      18,194
                                                           ==========        =============
Cash paid for taxes ...................................... $      146        $         142
                                                           ==========        =============

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)


NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Neff Corp. ("Parent") issued $100 million of senior subordinated unsecured notes on May 22, 1998 and an additional $100 million of senior subordinated unsecured notes in December 1998. On June 30, 1998, Neff Corp. acquired 65% of Sullair Argentina Sociedad Anonima ("S.A. Argentina.") S.A. Argentina is not a guarantor of the unsecured notes of the Parent and financial information for this subsidiary is presented separately. All of the Parent's subsidiaries other than S.A. Argentina are wholly owned. Parent and its subsidiaries other than S.A. Argentina have fully and unconditionally guaranteed the unsecured notes on a joint and several basis. The subsidiaries' financial information is presented on a combined basis and Parent is shown separately. Separate financial statements and other disclosures for the individual guarantor subsidiaries are not presented because, in the opinion of management, such information is not material to investors.


                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 6 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                 (in thousands)

                                                                 Guarantor     Non-Guarantor
                                                                Subsidiaries    Subsidiary     Parent   Eliminations  Consolidated
                                                                ------------    ----------    --------  ------------  ------------
                                     Assets
 Cash and cash equivalents ....................................  $     4,888    $      619    $     --   $        --   $     5,507
 Accounts receivable, net .....................................       44,924        14,393          --            --        59,317
 Inventories ..................................................       16,406        15,700          --            --        32,106
 Rental equipment, net  .......................................      349,081        44,271          --            --       393,352
 Property and equipment, net ..................................       31,016        12,219       9,146            --        52,381
 Goodwill, net  ...............................................       89,095            --          --        19,180       108,275
 Prepaid expenses and other assets ............................        1,334         2,778     100,632       (90,068)       14,676
 (Due to) from affiliates .....................................     (255,341)           --     255,341            --            --
                                                                 -----------    ----------    --------   -----------   -----------
           Total assets .......................................  $   281,403    $   89,980    $365,119   $   (70,888)  $   665,614
                                                                 ===========    ==========    ========   ===========   ===========

                  Liabilities and Stockholders Equity (Deficit)
 Liabilities
    Accounts payable ........................................    $     9,459    $   20,908    $    291   $        --   $    30,658
    Accrued expenses and other ..............................         13,756         1,050      15,902            --        30,708
    Credit facility .........................................        213,740            --      45,660            --       259,400
    Senior subordinated notes ...............................             --            --     198,633            --       198,633
    Notes payable ...........................................            494        26,585          --            --        27,079
                                                                 -----------    ----------    --------   -----------   -----------
                                                                     237,449        48,543     260,486            --       546,478
                                                                 -----------    ----------    --------   -----------   -----------
Commitments and contingencies ................................           --            --          --             --            --
                                                                 -----------    ----------    --------   -----------   -----------
 Minority interest ...........................................           --            --          --         14,502        14,502
                                                                 -----------    ----------    --------   -----------   -----------
 Stockholders'  equity
 Class A Common stock; $.01 par value; 100,000 shares
   authorized; 16,065 shares issued and outstanding ...........           --            --         161            --           161
 Class B special common stock; $.01 par value; 20,000 shares
   authorized; 5,100 shares issued and outstanding ............           --            --          51            --            51
 Capital stock ................................................           --            90          --           (90)           --
 Additional paid-in capital ...................................       37,077         3,009     127,762       (40,086)      127,762
 Retained earnings (accumulated deficit) ......................        6,877        38,338     (23,341)      (45,214)      (23,340)
                                                                 -----------    ----------    --------   -----------   -----------
           Total stockholders' equity .........................       43,954        41,437     104,633       (85,390)      104,634
                                                                 -----------    ----------    --------   -----------   -----------
           Total liabilities and stockholders' equity .........   $  281,403    $   89,980    $365,119   $   (70,888)  $   665,614
                                                                  ==========    ==========    ========   ===========   ===========



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                    CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF DECEMBER 31, 1998
                                 (in thousands)

                                                             Guarantor     Non-Guarantor
                                                            Subsidiaries    Subsidiary     Parent    Eliminations     Consolidated
                                                            ------------    ----------     ------    ------------     ------------
                                      Assets
 Cash and cash equivalents ..........................       $     3,649     $     691    $     --    $         --     $     4,340
 Accounts receivable, net ...........................            44,460        14,562          --              --          59,022
 Inventories ........................................            16,256        12,908          --              --          29,164
 Rental equipment, net   ............................           292,223        28,997          --              --         321,220
 Property and equipment, net   ......................            23,035        11,189      10,890              --          45,114
 Goodwill, net   ....................................            82,737            --          --          13,985          96,722
 Prepaid expenses and other assets ..................             1,605         3,614      83,757         (72,189)         16,787
 (Due to) from affiliates ...........................          (251,185)           --     251,185              --              --
                                                            -----------     ---------    --------    ------------     -----------
           Total assets .............................       $   212,780     $  71,961    $345,832    $    (58,204)    $   572,369
                                                            ===========     =========    ========    ============     ===========

              Liabilities and Common Stockholders Equity (Deficit)
 Liabilities
      Accounts payable ..............................       $     7,421     $  16,834    $    150    $         --     $    24,405
      Accrued expenses and other ....................            17,031         1,346      10,200              --          28,577
      Credit facility ...............................           153,589            --      37,600              --         191,189
      Senior subordinated notes .....................                --            --     198,522              --         198,522
      Notes payable .................................               741        16,541          --              --          17,282
                                                            -----------     ---------    --------     -----------     -----------
           Total liabilities ........................           178,782        34,721     246,472              --         459,975
                                                            -----------     ---------    --------     -----------     -----------
Commitments and contingencies ......................                 --            --          --              --              --
                                                            -----------     ---------    --------     -----------     -----------
 Minority interest ..................................                --            --          --          13,034          13,034
                                                            -----------     ---------    --------     -----------     -----------
 Stockholders'  equity
    Class A Common stock; $.01 par value; 100,000 shares
    authorized; 16,065 shares issued and outstanding                 --            --         161              --             161
    Class B special common stock; $.01 par value; 20,000
    shares authorized; 5,100 shares issued and outstanding           --            --          51              --              51
 Capital stock ......................................                --            90          --             (90)             --
 Additional paid-in capital .........................            37,077         3,009     127,765         (40,086)        127,765
 Retained earnings (accumulated deficit) ............            (3,079)       34,141     (28,617)        (31,062)        (28,617)
                                                            -----------     ---------    --------     -----------     -----------
           Total stockholders' equity ...............            33,998        37,240      99,360         (71,238)         99,360
                                                            -----------     ---------    --------     -----------     -----------
           Total liabilities and stockholders' equity       $   212,780     $  71,961    $345,832    $    (58,204)    $   572,369
                                                            ===========     =========    ========    ============     ===========




                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)

                                                           Guarantor     Non-Guarantor
                                                          Subsidiaries    Subsidiary      Parent     Eliminations      Consolidated
                                                          ------------    ----------      ------     ------------      ------------
 Revenues
    Rental revenue .....................................    $   52,160    $    8,648    $     --     $         --      $     60,808
    Equipment sales ....................................        25,863         3,985          --               --            29,848
    Parts and service ..................................        11,861         1,263          --               --            13,124
                                                          ------------    ----------      ------     ------------      ------------
       Total revenues ..................................        89,884        13,896          --               --           103,780
                                                          ------------    ----------      ------     ------------      ------------

 Cost of revenues
    Cost of equipment sold .............................        21,893         3,238          --               --            25,131
    Depreciation of rental equipment ...................        12,893         2,096          --               --            14,989
    Maintenance of rental equipment ....................        15,572         2,738          --               --            18,310
    Cost of parts and service ..........................         7,708           819          --               --             8,527
                                                          ------------    ----------      ------     ------------      ------------
       Total cost of revenues ..........................        58,066         8,891          --               --            66,957
                                                          ------------    ----------      ------     ------------      ------------

Gross profit ...........................................        31,818         5,005          --               --            36,823
                                                          ------------    ----------      ------     ------------      ------------
 Other operating expenses
 Selling, general and administrative expenses                   17,148         1,819         933               --            19,900
 Other depreciation and amortization ...................         2,588           277         180               --             3,045
 Writedown of assets held for sale .....................         1,444            --          --               --             1,444
                                                          ------------    ----------      ------     ------------      ------------
      Total other operating expenses ...................        21,180         2,096       1,113               --            24,389
                                                          ------------    ----------      ------     ------------      ------------

 Income (loss) from operations .........................        10,638         2,909      (1,113)              --            12,434
                                                          ------------    ----------      ------     ------------      ------------
 Other expense
    Interest expense ...................................         9,041           923         956               --            10,920
    Amortization of debt issue costs ...................            83            --         222               --               305
                                                          ------------    ----------      ------     ------------      ------------
       Total other expense .............................         9,124           923       1,178               --            11,225
                                                          ------------    ----------      ------     ------------      ------------
 Income (loss) before income taxes and minority interest         1,514         1,986      (2,291)              --             1,209
 (Provision for) benefit from income taxes .............          (620)         (762)        937               --              (445)
                                                          ------------    ----------      ------     ------------      ------------
 Income (loss) before minority interest ................           894         1,224      (1,354)              --               764
 Minority interest .....................................            --            --          --             (428)             (428)
                                                          ------------    ----------      ------     ------------      ------------
 Net income (loss) .....................................    $      894     $   1,224  $   (1,354)  $         (428)     $        336
                                                          ============    ==========      ======     ============      ============

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)

                                                           Guarantor     Non-Guarantor
                                                          Subsidiaries    Subsidiary    Parent   Eliminations   Consolidated
                                                          ------------  -------------  --------  -------------  -------------
Revenues
    Rental revenue .....................................  $     47,340  $      4,549   $     --  $         --   $      51,889
    Equipment sales ....................................        21,181         6,354         --            --          27,535
    Parts and service ..................................         9,269         1,212         --            --          10,481
                                                          ------------  ------------   --------  ------------   -------------
       Total revenues ..................................        77,790        12,115         --            --          89,905
                                                          ------------  ------------   --------  ------------   -------------
Cost of revenues
    Cost of equipment sold .............................        16,612         5,517         --            --          22,129
    Depreciation of rental equipment ...................        14,412         1,083         --            --          15,495
    Maintenance of rental equipment ....................        12,821         1,319         --            --          14,140
    Cost of parts and service ..........................         5,984           847         --            --           6,831
                                                          ------------  ------------   --------  ------------   -------------
       Total cost of revenues ..........................        49,829         8,766         --            --          58,595
                                                          ------------  ------------   --------  ------------   -------------
Gross profit ...........................................        27,961         3,349         --            --          31,310
                                                          ------------  ------------   --------  ------------   -------------
Other operating expenses
    Selling, general and administrative expenses .......        15,661         1,183        282            --          17,126
    Other depreciation and amortization ................         1,915           216        147            --           2,278
                                                          ------------  ------------   --------  ------------   -------------
       Total other operating expenses ..................        17,576         1,399        429            --          19,404
                                                          ------------  ------------   --------  ------------   -------------
Income (loss) from operations ..........................        10,385         1,950       (429)           --          11,906
                                                          ------------  ------------   --------  ------------   -------------
Other expense
    Interest expense ...................................         7,590           476        751            --           8,817
    Amortization of debt issue costs ...................            79            --         88            --             167
                                                          ------------  ------------   --------  ------------   -------------
       Total other expense .............................         7,669           476        839            --           8,984
                                                          ------------  ------------   --------  ------------   -------------
Income (loss) before income taxes and minority interest          2,716         1,474     (1,268)           --           2,922
(Provision for) benefit from income taxes ..............        (1,019)         (295)       476            --            (838)
                                                          ------------  ------------   --------  ------------   -------------
Income (loss) before minority interest .................         1,697         1,179       (792)           --           2,084
Minority interest ......................................            --            --         --          (413)           (413)
                                                          ------------  ------------   --------  ------------   -------------
Net income (loss) ......................................  $      1,697  $      1,179   $   (792) $       (413)  $       1,671
                                                          ============  ============   ========  ============   =============



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                                          Guarantor     Non-Guarantor
                                                          Subsidiaries    Subsidiary    Parent   Eliminations   Consolidated
                                                          ------------  -------------  --------  -------------  -------------
Revenues
    Rental revenue .....................................  $    143,251  $     22,703   $     --   $        --    $    165,954
    Equipment sales ....................................        82,954        13,131         --            --          96,085
    Parts and service ..................................        32,584         3,910         --            --          36,494
                                                          ------------  ------------   --------  ------------   -------------
       Total revenues ..................................       258,789        39,744         --            --         298,533
                                                          ------------  ------------   --------  ------------   -------------
Cost of revenues
    Cost of equipment sold .............................        67,906        10,638         --            --          78,544
    Depreciation of rental equipment ...................        36,315         5,300         --            --          41,615
    Maintenance of rental equipment ....................        41,991         7,230         --            --          49,221
    Cost of parts and service ..........................        21,022         2,455         --            --          23,477
                                                          ------------  ------------   --------  ------------   -------------
       Total cost of revenues ..........................       167,234        25,623         --            --         192,857
                                                          ------------  ------------   --------  ------------   -------------
Gross profit ...........................................        91,555        14,121         --            --         105,676
                                                          ------------  ------------   --------  ------------   -------------
Other operating expenses
    Selling, general and administrative expenses .......        47,512         4,767      2,450            --          54,729
    Other depreciation and amortization ................         7,037           485        494            --           8,016
    Writedown of assets held for sale ..................         1,444            --         --            --           1,444
                                                          ------------  ------------   --------  ------------   -------------
       Total other operating expenses ..................        55,993         5,252      2,944            --          64,189
                                                          ------------  ------------   --------  ------------   -------------
Income (loss) from operations ..........................        35,562         8,869     (2,944)           --          41,487
                                                          ------------  ------------   --------  ------------   -------------
Other expense
    Interest expense ...................................        24,983         2,325      2,474            --          29,782
    Amortization of debt issue costs ...................           249            --        622            --             871
                                                          ------------  ------------   --------  ------------   -------------
       Total other expense .............................        25,232         2,325      3,096            --          30,653
                                                          ------------  ------------   --------  ------------   -------------
Income (loss) before income taxes and minority interest         10,330         6,544     (6,040)           --          10,834
(Provision for) benefit from income taxes ..............        (4,225)       (2,349)     2,470            --          (4,104)
                                                          ------------  ------------   --------  ------------   -------------
Income (loss) before minority interest .................         6,105         4,195     (3,570)           --           6,730
Minority interest ......................................            --            --         --        (1,468)         (1,468)
                                                          ------------  ------------   --------  ------------   -------------
Net income (loss) ......................................  $      6,105  $      4,195   $ (3,570)  $    (1,468)   $      5,262
                                                          ============  ============   ========  ============   =============

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)


                                                            Guarantor   Non-Guarantor
                                                          Subsidiaries    Subsidiary    Parent   Eliminations   Consolidated
                                                          ------------  -------------  --------  -------------  -------------
Revenues
    Rental revenue ...................................    $    119,737  $       4,548  $     --   $        --    $   124,285
    Equipment sales ..................................          68,853          6,355        --            --         75,208
    Parts and service ................................          24,846          1,212        --            --         26,058
                                                          ------------  -------------  --------   -----------   ------------
       Total revenues ................................         213,436         12,115        --            --        225,551
                                                          ------------  -------------  --------   -----------   ------------
Cost of revenues
    Cost of equipment sold ...........................          52,129          5,517        --            --         57,646
    Depreciation of rental equipment .................          39,255          1,083        --            --         40,338
    Maintenance of rental equipment ..................          32,900          1,319        --            --         34,219
    Cost of parts and service ........................          16,138            847        --            --         16,985
                                                          ------------  -------------  --------   -----------   ------------
       Total cost of revenues ........................         140,422          8,766        --            --        149,188
                                                          ------------  -------------  --------   -----------   ------------
Gross profit .........................................          73,014          3,349        --            --         76,363
                                                          ------------  -------------  --------   -----------   ------------
Other operating expenses
    Selling, general and administrative expenses .....          40,568          1,183       398            --         42,149
    Other depreciation and amortization ..............           5,672            216       203            --          6,091
    Officer stock option compensation ................              --             --     3,198            --          3,198
                                                          ------------  -------------  --------   -----------   ------------
       Total other operating expenses ................          46,240          1,399     3,799            --         51,438
                                                          ------------  -------------  --------   -----------   ------------
Income (loss) from operations ........................          26,774          1,950    (3,799)           --         24,925
                                                          ------------  -------------  --------   -----------   ------------
Other expense
    Interest expense .................................          22,695            476       894            --         24,065
    Amortization of debt issue costs .................           2,837             --       118            --          2,955
                                                          ------------  -------------  --------   -----------   ------------
       Total other expense ...........................          25,532            476     1,012            --         27,020
                                                          ------------  -------------  --------   -----------   ------------
Income (loss) before income taxes, minority interest
 and extraordinary item ..............................           1,242          1,474    (4,811)           --         (2,095)
(Provision for) benefit from income taxes ............            (466)          (295)    1,804            --          1,043
                                                          ------------  -------------  --------  ------------   ------------
Income (loss) before minority interest and extraordinary
 item ................................................             776          1,179    (3,007)           --         (1,052)
Minority interest ....................................              --             --        --          (412)          (412)
                                                          ------------  -------------  --------  ------------   ------------
Income (loss) before extraordinary item ..............             776          1,179    (3,007)         (412)        (1,464)
Extraordinary loss, net ..............................          (2,675)            --        --            --         (2,675)
                                                          ------------  -------------  --------  ------------   ------------
Net Income (loss) ....................................    $     (1,899) $       1,179  $ (3,007)  $      (412)   $    (4,139)
                                                          ============  =============  ========  ============   ============



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)

                                                            Guarantor   Non-Guarantor
                                                          Subsidiaries    Subsidiary    Parent   Eliminations   Consolidated
                                                          ------------  -------------  --------  -------------  -------------
Cash Flows from Operating Activities
Net income (loss) .....................................   $     6,105   $      4,195   $(3,570)   $    (1,468)   $      5,262
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities, net of
 acquisitions .........................................        39,747          8,078    (8,407)         1,468          40,886
                                                          ------------  ------------   -------    -----------    ------------
Net cash provided by (used in) operating activities ...        45,852         12,273   (11,977)            --          46,148
                                                          ------------  ------------   -------    -----------    ------------
Cash Flows from Investing Activities
Purchases of equipment ................................     (157,742)        (34,005)       --             --        (191,747)
Proceeds from sale of rental equipment ................       82,954          13,131        --             --          96,085
Purchases of property and equipment ...................       (9,104)         (1,515)       (4)            --         (10,623)
Cash paid for acquisitions ............................      (16,268)             --        --             --         (16,268)
                                                          ------------  ------------   -------    -----------    ------------
     Net cash used in investing activities ............     (100,160)        (22,389)       (4)            --        (122,553)
                                                          ------------  ------------   -------    -----------    ------------
Cash Flows from Financing Activities
Debt issue costs ......................................           --             --       (128)            --            (128)
Net repayments under Credit Facility ..................       60,150             --      8,061             --          68,211
Net repayments under capitalized lease obligations ....         (308)            --         --             --            (308)
Net borrowings (repayments) under notes payable .......         (247)        10,044         --             --           9,797
Due to (from) affiliates ..............................       (4,048)            --      4,048             --              --
                                                          ------------  -----------    -------    -----------    ------------
     Net cash provided by financing activities ........       55,547         10,044     11,981             --          77,572
                                                          ------------  -----------   --------    -----------    ------------
Net (decrease) increase  in cash and cash equivalents..        1,239            (72)        --             --           1,167
Cash and cash equivalents, beginning of period ........        3,649            691         --             --           4,340
                                                          ------------  -----------   --------    -----------    ------------
Cash and cash equivalents, end of period ..............   $    4,888    $       619   $     --     $       --    $      5,507
                                                          ==========    ===========   ========    ===========    ============




                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

NOTE 6 -  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (con't)


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)

                                                           Guarantor    Non-Guarantor
                                                          Subsidiaries   Subsidiary     Parent    Eliminations   Consolidated
                                                          ------------  -------------  --------  -------------  -------------
Cash Flows from Operating Activities
Net income (loss) ....................................    $    (1,899)  $      1,179   $(3,007)  $       (412)   $    (4,139)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities, net of acquisitions         32,254          1,862     5,561            412         40,089
                                                          -----------   ------------   -------    -----------   ------------
     Net cash provided by operating activities .......         30,355          3,041     2,554             --         35,950
                                                          -----------   ------------   -------    -----------   ------------
Cash Flows from Investing Activities
Purchases of equipment ...............................       (154,239)       (9,683)        --             --       (163,922)
Proceeds from sale of rental equipment ...............         68,853         6,355         --             --         75,208
Purchases of property and equipment ..................        (12,106)       (1,277)      (357)            --        (13,740)
Cash paid for acquisitions ...........................       (119,607)           --    (36,053)            --       (155,660)
                                                          -----------  ------------   --------    -----------   ------------
     Net cash used in investing activities ...........       (217,099)       (4,605)   (36,410)            --       (258,114)
                                                          -----------  ------------   --------    -----------   ------------
Cash Flows from Financing Activities
Debt issue costs .....................................         (7,814)           --       (258)            --         (8,072)
Net borrowings  under senior credit facility .........         83,059            --     37,029             --        120,088
Net repayments under capitalized lease obligations ...           (575)           --         --             --           (575)
Proceeds from issuance of senior subordinated notes ..             --            --    100,000             --        100,000
Proceeds from common stock offering ..................             --            --     85,813             --         85,813
Net repayments under term loan .......................        (49,916)           --         --             --        (49,916)
Net borrowings (repayments) under notes and mortgage               --            --         --             --             --
 payable .............................................           (259)        2,284    (13,400)            --        (11,375)
Redemption of Series A Preferred Stock ...............             --            --    (13,915)            --        (13,915)
Due to (from) affiliates .............................        161,413            --   (161,413)            --             --
                                                          -----------   -----------   --------    -----------    -----------
     Net cash provided by financing activities .......        185,908         2,284     33,856             --        222,048
                                                          -----------   -----------   --------    -----------    -----------
Net (decrease) increase  in cash and cash equivalents.           (836)          720         --             --           (116)
Cash and cash equivalents, beginning of period .......          2,885            --         --             --          2,885
                                                          -----------   -----------   --------    -----------    -----------
Cash and cash equivalents, end of period..............    $     2,049   $       720    $    --   $         --    $     2,769
                                                          ===========   ===========   ========    ===========    ===========

                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

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


NOTE 8 - SUBSEQUENT EVENTS

     In October 1999, the Company announced that it had signed a definitive agreement to sell its 65% equity interst in S.A. Argentina for $42.5 million. The sale is expected to be completed before the end of the fiscal year.

     In November 1999, the Company announced that it had signed a definitive agreement to sell its wholly-owned subsidiary, Neff Machinery, Inc., for $91 million. The sale is expected to be completed before the end of the fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and nine months ended September 30, 1999 to the quarter and nine months ended September 30, 1998 and should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, appearing elsewhere in this Form 10-Q and in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

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

Overview

     Since 1995, the Company has pursued an aggressive growth strategy, increasing its number of equipment rental and sales locations to 96, as of September 30, 1999. The Company has achieved this growth through the addition of 60 equipment rental locations as a result of acquisitions, and the opening of 28 new equipment rental locations primarily throughout the southeast and southwest regions of the United States. The Company intends to continue to pursue its aggressive growth strategy by (i) making additional acquisitions of equipment rental companies; (ii) increasing fleet at its existing equipment rental locations in both existing and new product lines; and (iii) continuing to open new equipment rental locations.

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

     Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property and other taxes and other administrative overhead. Other depreciation and amortization represents the depreciation associated with property and equipment (other than rental equipment) and the amortization of goodwill and intangible assets. Writedown of assets held for sale represents a pre-tax charge of $1.4 million to writedown certain assets located in the Company's Gulf Region to estimated fair market value during the third quarter of 1999.


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

Third Quarter Ended September 30, 1999 Compared to Third Quarter Ended September 30, 1998

     Revenues. Total revenues for the quarter ended September 30, 1999 increased 15.5% to $103.8 million from $89.9 million for the quarter ended September 30, 1998. This growth in revenues primarily resulted from an increase in revenues from the maturation of the rental locations opened since March 1995 of approximately $5.6 million and approximately $14.1 million attributable to revenues generated by acquisitions.

     Gross Profit. Gross profit for the quarter ended September 30, 1999 increased 17.6% to $36.8 million or 35.5% of total revenues from $31.3 million or 34.8% of total revenues for the quarter ended September 30, 1998. This increase is primarily attributable to an increase in gross profit of approximately $1.3 million associated with the maturation of the rental locations opened since March 1995 and an increase of approximately $2.5 million associated with acquisitions. The increase in gross profit includes approximately $4.4 million related to the change in the Company's depreciation policy to recognize extended service levels and increased salvage value of its assets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 1999 increased 16.4% to $19.9 million or 19.2% of total revenues from $17.1 million or 19% of total revenues for the quarter ended September 30, 1998. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of locations operated by the Company and increased regional and corporate personnel to support the continued growth of the Company.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended September 30, 1999 increased 30.4% to $3.0 million or 2.9% of total revenues from $2.3 million or 2.6% of total revenues for the quarter ended September 30, 1998. The increase is primarily attributable to amortization of goodwill resulting from additional acquisitions.

     Interest Expense. Interest expense for the quarter ended September 30, 1999 increased 23.9% to $10.9 million from $8.8 million in 1998. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenues. Total revenues for the nine months ended September 30, 1999 increased 32.3% to $298.5 million from $225.6 million for the nine months ended September 30, 1998. This growth in revenues primarily resulted from an increase in revenues from the maturation of the rental locations opened since March 1995 of approximately $22.3 million and approximately $53.5 million attributable to revenues generated by acquisitions.

     Gross Profit. Gross profit for the nine months ended September 30, 1999 increased 38.4% to $105.7 million or 35.4% of total revenues from $76.4 million or 33.9% of total revenues for the nine months ended September 30, 1998. This increase is primarily attributable to an increase in gross profit of approximately $10.9 million associated with the maturation of the rental locations opened since March 1995 and approximately $14.5 million associated with the growth in revenues arising from acquisitions. These increases in gross profit include approximately $12.1 million related to the change in the Company's depreciation policy to recognize extended service levels and increased salvage value of its assets. The increase in gross profit as a percentage of revenue is primarily attributable to improved rental revenue margins coupled with a larger mix of rental revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased 29.6% to $54.7 million or 18.3% of total revenues from $42.2 million or 18.7% of total revenues for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of locations operated by the Company and increased regional and corporate personnel to support the continued growth of the Company.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the nine months ended September 30, 1999 increased 31.1% to $8.0 million or 2.7% of total revenues from $6.1 million or 2.7% of total revenues for the nine months ended September 30, 1998. The increase is primarily attributable to amortization of goodwill resulting from additional acquisitions.

     Interest Expense. Interest expense for the nine months ended September 30, 1999 increased 23.7% to $29.8 million from $24.1 million. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

Liquidity and Capital Resources

     During the third quarter of 1999, the Company financed its growth primarily through cash flow from operations and borrowings under credit facilities.

     For the nine months ended September 30, 1999, net cash flows provided by operating activities was $46.2 million, compared to $36 million for the nine months ended September 30, 1998. This increase is primarily attributable to the growth in the Company's operations resulting from an increase in the number of rental locations operated by the Company.

     Net cash used in investing activities for the nine months ended September 30, 1999 was $122.6 million as compared to $258.1 million for the same period of the prior year. This decrease is primarily attributable to a decrease in the amount expended for acquisitions.

     Net cash provided by financing activities was $77.6 million for the nine months ended September 30, 1999, as compared to $222 million for the same period in the prior year. The net cash provided by financing activities was primarily attributable to borrowings under the Company's Credit Facility. As of September 30, 1999, the Company had approximately $44.2 million available under its Credit Facility.

Year 2000

     The Company is aware of the issues associated with the programming code in existing computer and software systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company has completed an assessment of the effect of Year 2000 issues on its computer systems. Based upon this assessment, management believes the Company is Year 2000 compliant. The total cost to the Company to become Year 2000 compliant was not material. The Company has received confirmation from all of its current systems' vendors that each of their systems will properly handle the rollover to the Year 2000. Although there can be no assurance, management believes that Year 2000 problem will not have a material effect on the financial position, results of operations or cash flows of the Company. In addition, there can be no assurance that the systems of other companies with which the Company does business will properly handle the rollover to the Year 2000 and will not have an adverse effect on the Company's operations.

Recent Developments

     In October 1999, the Company announced that it had signed a definitive agreement to sell its 65% equity interst in S.A. Argentina for $42.5 million. The sale is expected to be completed before the end of the fiscal year.

     In November 1999, the Company announced that it had signed a definitive agreement to sell its wholly-owned subsidiary, Neff Machinery, Inc., for $91 million. The sale is expected to be completed before the end of the fiscal year.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit         Description
-------        -------------
10.1            First Amendment to Rights Agreement between Neff Corp. and First
                Union National Bank

27              Financial Data Schedule

(b) Reports on Form 8-K:

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEFF CORP.
                                   Registrant



Date:   November ___, 1999         /s/ Mark H. Irion
                                   ------------------------------------------
                                   MARK H. IRION
                                   Chief Financial Officer
                                   On behalf of the registrant and as
                                   Principal Financial and Accounting Officer