Form 10-Q/A
period 1999-09-30
NEFF CORP
filed 1999-12-22
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

              (X( Amendment to Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               Amendment For the Quarterly Period Ended: September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at _________________, 1999.

                                   NEFF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                                 For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                     1999           1998
                                                                                -------------   -------------
 Revenues
         Rental revenue ....................................................... $     165,954    $    124,285
         Equipment sales ......................................................        96,085          75,208
         Parts and service ....................................................        36,494          26,058
                                                                                -------------   --------------
              Total revenues ..................................................       298,533         225,551
                                                                                -------------   --------------
 Cost of revenues
         Cost of equipment sold ...............................................        78,544          57,646
         Depreciation of rental equipment .....................................        41,615          40,338
         Maintenance of rental equipment ......................................        49,221          34,219
         Cost of parts and service ............................................        23,477          16,985
                                                                                -------------   --------------
              Total cost of revenues ..........................................       192,857         149,188
                                                                                -------------   --------------
 Gross profit .................................................................       105,676          76,363
                                                                                -------------   --------------
 Other operating expenses
         Selling, general and administrative expenses .........................        54,729          42,149
         Other depreciation and amortization ..................................         8,016           6,091
         Officer stock option compensation ....................................            --           3,198
         Writedown of assets held for sale ....................................         1,444              --
                                                                                -------------   --------------
              Total other operating expenses ..................................        64,189          51,438
                                                                                -------------   --------------
 Income from operations .......................................................        41,487          24,925
                                                                                -------------   --------------
 Other expenses
         Interest expense .....................................................        29,782          24,065
         Amortization of debt issue costs .....................................           871           2,955
                                                                                -------------   --------------
              Total other expenses ............................................        30,653          27,020
                                                                                -------------   --------------
 Income (loss) before income taxes, minority interest and extraordinary item           10,834          (2,095)
 (Provision for) benefit from income taxes ....................................        (4,104)          1,043
                                                                                -------------   --------------
 Income (loss) before minority interest and extraordinary item ................         6,730          (1,052)
 Minority interest ............................................................        (1,468)           (412)
                                                                                -------------   --------------
 Income (loss) before extraordinary item ......................................         5,262          (1,464)
 Extraordinary loss, net of income taxes ......................................            --          (2,675)
                                                                                -------------   --------------
 Net income (loss) ............................................................ $       5,262    $     (4,139)
                                                                                =============    =============
 Basic earnings (loss) per common share
 Income (loss) before extraordinary item ...................................... $        0.25    $      (0.41)
 Extraordinary loss, net  .....................................................            --           (0.17)
                                                                                -------------   --------------
 Net income (loss) ............................................................ $        0.25    $      (0.58)
                                                                                =============    =============
 Diluted earnings (loss) per common share
 Income (loss) before extraordinary item ...................................... $        0.24    $      (0.41)
 Extraordinary loss, net  .....................................................            --           (0.17)
                                                                                -------------   --------------
 Net income (loss) ............................................................ $        0.24    $      (0.58)
                                                                                =============    =============
 Weighted average common shares outstanding
      Basic ...................................................................        21,165          15,834
                                                                                =============    =============
      Diluted .................................................................        21,931          15,834
                                                                                =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEFF CORP.
                                   Registrant



Date:   December ___, 1999         /s/ Mark H. Irion
                                   ------------------------------------------
                                   MARK H. IRION
                                   Chief Financial Officer
                                   On behalf of the registrant and as
                                   Principal Financial and Accounting Officer