Form 10-K
period 1999-12-31
NEFF CORP
filed 2000-03-31
CIK 1057725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
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


             3750 N.W. 87th AVENUE, SUITE 400, MIAMI, FLORIDA 33178
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                 Registrant's telephone number: (305) 513-3350

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                     -----------------------
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

     As of March 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49.7 million. As of March 28, 2000, there were 16,065,350 shares of the registrant's Class A Common Stock outstanding.

                      Documents incorporated by reference:

     Portions of the Company's Proxy Statement in connection with its Annual Meeting to be held on June 16, 2000 (the "2000 Proxy Statement"). Specifically, the sections in the 1999 Proxy Statement entitled "Ownership of Shares of Certain Beneficial Owners," "Certain Relationships and Related Transactions," "Executive and Director Compensation," and "Compensation Committee Interlocks and Insider Participation" are incorporated by reference into Part III of this Report.

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

     ITEM 1. BUSINESS

     General

     Neff is one of the largest equipment rental companies in the United States, with 84 rental locations in 18 states. The Company rents a wide variety of equipment, including backhoes, air compressors, loaders, lifts and compaction equipment to construction and industrial customers. In addition, the Company sells used equipment, spare parts and merchandise and provides ongoing repair and maintenance services.

     According to industry sources, the equipment rental industry grew from approximately $600 million in revenues in 1982 to over $20 billion in 1999. This growth has been driven primarily by construction and industrial companies that have increasingly outsourced equipment needs to reduce investment in non-core assets and convert costs from fixed to variable. The equipment rental industry is highly fragmented, with an estimated 18,000 equipment rental companies in the United States. As a result, the Company believes that there are substantial consolidation opportunities for well-capitalized operators such as the Company. Relative to smaller competitors, the Company has several advantages, including increased purchasing power, larger inventories to service larger accounts and the ability to transfer equipment among rental locations in response to changing patterns of customer demand.

Competitive Strengths

     The Company believes it has several competitive strengths, which provide it with the opportunity for continued growth and increased profitability.

     Strong Market Position. Neff is one of the largest construction and industrial equipment rental companies in the United States, and is a leading competitor with a significant presence in the Southeast and Gulf Coast regions. We operate 84 rental locations in 18 states, including Florida, Georgia, Alabama, Mississippi, South Carolina, North Carolina, Tennessee, Louisiana, Texas, Oklahoma, Arizona, Nevada, Utah, California, Oregon, Washington, Virginia and Colorado. From December 31, 1995 to December 31, 1999, we increased our equipment rental locations from eight to 84 and expanded our rental fleet from $62 million to $413 million based on original cost. We believe our size and geographic diversity help insulate us from regional economic downturns.

     High Quality Rental Fleet. We believe our rental fleet is one of the newest, most comprehensive and well-maintained rental fleets in the equipment rental industry. As of December 31, 1999, the average age of our rental fleet was approximately 24 months. We make ongoing capital investment in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. We believe this maintenance program increases fleet utilization, extends the useful life of equipment and produces higher resale values.

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

     Experienced Management Team. Since 1995, we have significantly increased the quality and depth of our management team to help oversee our growth strategy. Our senior management team has extensive experience in the equipment rental industry and our regional management has, on average, 21 years of experience and substantial knowledge of the local markets served within their regions. We believe that our management team has the ability to continue the Company's strong growth as well as manage the Company on a much larger scale. We are not dependent on recruiting additional operating, acquisition, finance or other personnel to implement our growth strategy.

     Business Strategy

     Our objective is to increase revenue, cash flow and profitability by building and maintaining a leading market position in the equipment rental industry. Key elements of our business strategy include:

     Increase Profitability of Recently Opened Rental Locations. Since March 1, 1995, we have opened 26 start-up rental equipment locations including 10 locations in 1997, 5 locations in 1998 and 1 location in 1999. Because we incur significant expenses in connection with the opening of new locations, management believes that our financial performance does not yet fully reflect the benefit of these rental locations. Based on our historical experience, a new equipment rental location tends to realize significant increases in revenues, cash flow and profitability during the first three years of operation as more prospective customers become aware of its operation and as the rental equipment fleet is customized to local market demand. Because there is relatively little incremental operating expense associated with such revenues, cash flow and profitability increase significantly as a rental location matures.

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

     Acquire Equipment Rental Companies. We intend to expand through acquisitions of equipment rental companies and believe there are a significant number of acquisition opportunities in North America, which would complement our existing operations. After completing an acquisition, we generally integrate the operations of the acquired company into our management information system, consolidate equipment purchasing and resale functions and centralize fleet management as quickly as possible while assuring consistent, high-quality service to the acquired company's customers. Since July 1997, we have made several strategic acquisitions, which have more than doubled our number of rental locations, significantly enhanced our geographic presence and further diversified our customer base.

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

     Selective Openings of Start-up Equipment Rental Locations. We intend to expand our operations by opening additional start-up locations in markets where we are not able to identify attractive acquisition candidates. We have been successful in opening start-up equipment rental locations in existing markets and new markets.

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

     In June 1998, we expanded our operations into South America by acquiring 65% of the outstanding stock of S.A. Argentina. S.A. Argentina rents and sells industrial and construction equipment throughout South America, including Argentina, Brazil, Uruguay, Paraguay, Chile and Bolivia.

     Sales of Subsidiaries. On November 18, 1999, the Company completed the sale of Sullair Argentina S.A. The Company received $42.5 million, of which $12.5 million was a receivable that was received in February 2000. The Company recorded a loss on the sale of $4.2 million.

     On December 17, 1999, the Company completed the sale of Neff Machinery, Inc., a wholly-owned subsidiary. The Company received $90.5 million and recorded a gain on the sale of $3.8 million.

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

     Equipment Rentals. We are one of the largest equipment rental companies in the United States, with 84 rental locations in 18 states. Our rental fleet is comprised of a complete line of light and heavy construction and industrial equipment from a wide variety of manufacturers, including John Deere, Case, Bomag, Bosch, Sullivan Industries, Ingersoll-Rand, Gradall, Lull, JLG, Bobcat, MultiQuip and Wacker.


    Major categories of equipment represented the following percentages (based on original cost) of the Company's total rental fleet as of December 31, 1999:


                                           Percentage of Total Rental Fleet
     Major Equipment Category                  (based on original cost)
     Earthmoving     ..........................        39.3 %
     Material Handling  .......................        16.6
     Aerial          ..........................        12.8
     Other           ..........................         6.4
     Compaction      ..........................         6.1
     Trucks          ..........................         5.9
     Compressors     ..........................         5.5
     Cranes          ..........................         2.3
     Generators      ..........................         1.6
     Welders         ..........................         1.3
     Pumps           ..........................         1.3
     Lighting        ..........................         0.9


     We attempt to differentiate ourselves from our competitors by providing a broad selection of new and well-maintained rental equipment, and through high-quality, responsive service to our customers. As of December 31, 1999, our equipment rental fleet had an original cost of approximately $413 million and an average age of 24 months, which management believes compares favorably with other leading equipment rental companies. We make ongoing capital investments in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. This program increases fleet utilization, extends the useful life of equipment and produces higher resale values.

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

     New Equipment Sales. We are a distributor of new equipment on behalf of several nationally known equipment manufacturers. Typically, dealership agreements do not have a specific term and may be terminated by either party upon specific events and/or written notice. In the future we may continue, amend or terminate dealership agreements.

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

     During 1999 we served over 27,000 customers. Our top 10 customers represented 3.4% of our total revenues in 1999. Our rental equipment customers vary in size from large Fortune 500 companies who have elected to outsource much of their equipment needs to small construction contractors, subcontractors, and machine operators whose equipment needs are job-based and not easily measured in advance. Our new and used equipment sales customers are generally large construction contractors who regularly purchase wholesale goods and annually budget for fleet maintenance purchases.

     We do not currently provide our own purchase financing to customers. We rent equipment, sell parts, and provide repair services on account to customers who are screened through a credit application process. Customers can finance purchases of large equipment with a variety of creditors, including manufacturers, banks, finance companies and other financial institutions.

     Sales and Marketing

     We maintain a strong sales and marketing orientation throughout our organization in order to increase our customer base and better understand and serve our customers. Managers at each of our branches are responsible for supervising and training all sales employees at that location and directing the salesforce by conducting regular sales meetings and participating in selling activities. Managers develop relationships with local customers and assist them in planning their equipment requirements. Managers are also responsible for managing the mix of equipment at their locations, keeping abreast of local construction activity and monitoring competitors in their respective markets.

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

     Purchasing

     We purchase equipment from vendors with reputations for product quality and reliability. Our Vice President of Asset Management and Procurement directs fleet purchasing, asset utilization and fleet maintenance for our rental fleet. We believe our size and the quantity of equipment we purchase enables us to purchase equipment directly from vendors pursuant to national purchasing agreements at lower prices and on more favorable terms than many smaller competitors. We seek to maintain close relationships with our vendors to ensure the timely delivery of new equipment. We believe that we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories.

     The following table summarizes our principal categories of equipment and specifies the Company's major suppliers of such equipment:


Product Category                              Primary Vendors
Air Compressors and Equipment.................Ingersoll-Rand, Sullivan and Sullair
Earthmoving Equipment (such as Backhoes,
  Loaders, Dozers, Excavators and Material
  Handling Equipment).........................John Deere, Case, JCB, Kobelco, Volvo and Bobcat
Compaction Equipment, Rollers
  and Recyclers...............................Bomag, Wacker, MultiQuip and Rammax
Pumps.........................................MultiQuip, Wacker and Thompson
Generators....................................MultiQuip, Wacker and Yamaha
Welders.......................................Miller and Lincoln
Electric Tools................................Bosch, Dewalt and Milwaukee
Light Towers..................................Specialty Lighting, Coleman and Ingersoll - Rand
Forklifts.....................................Lull, Gradall, Toyota and Clark
Trucking......................................International, Ford and GMC
Aerial........................................JLG, Genie Industries, and Snorkel
Concrete......................................Partner, Edco, Whiteman, Miller, MultiQuip, Wacker and
                                              Stone
Hydraulic Hammers.............................Kent and Tramac


        Locations

     Our locations typically include (i) offices for sales, administration and management; (ii) a customer showroom displaying equipment and parts; (iii) an equipment service area; and (iv) outdoor and indoor storage facilities for equipment. Each location offers a full range of rental equipment, with the mix designed to meet the anticipated needs of the customers in each location.

     Each stand-alone rental equipment location is staffed by, on average, approximately 15 full-time employees, including a branch manager, a rental coordinator, service manager, sales representatives, an office administrator, mechanics and drivers. Additionalpart-time employees are also used to staff the rental equipment operations located at the same sites.

     Competition

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

     Environmental and Safety Regulation

     Our facilities and operations are subject to certain federal, state and local laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, the treatment, storage and disposal of solid and hazardous wastes and materials, and the remediation of contamination associated with the release of hazardous substances. We believe that we are in material compliance with such requirements and do not currently anticipate any material capital expenditures for environmental compliance or remediation for the current or succeeding fiscal years. Certain of our present and former facilities have used substances and generated or disposed of wastes which are or may be considered hazardous, and we may incur liability in connection therewith. Moreover, there can be no assurance that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. Such future changes or interpretations, or the identification of adverse environmental conditions currently unknown to us, could result in additional environmental compliance or remediation costs. Such compliance and remediation costs could be material to our financial condition or results of operations.

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

     Employees

     As of February 25, 2000, we had approximately 1,260 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

     ITEM 2. PROPERTIES

     We lease approximately 18,000 square feet for our corporate headquarters in an office building in Miami, Florida. We own the buildings and/or the land at 3 of our locations. All other sites are leased, generally for terms of five years with renewal options. Owned and leased sites range from approximately 7,000 to 25,000 square feet on lots ranging up to 22 acres, and include showrooms, equipment service areas and storage facilities. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

     ITEM 3. LEGAL PROCEEDINGS

     On December 17, 1999, the Company completed the sale of Neff Machinery, Inc., a wholly-owned subsidiary. The Company received $90.5 million and recorded a gain on the sale of $3.8 million. The terms of the purchase and sale agreement (the "Agreement") provided for an adjustment to the purchase price based on the assets and liabilities of Neff Machinery, Inc. at the date of closing. In the opinion of the Company, it is due additional consideration of $8.8 million under the terms of the Agreement. The purchaser believes it is due $20.3 million under the terms of the Agreement.

     Because of the uncertainty of the outcome of this dispute, the Company has not recorded any additional amounts that may be receivable or payable under the terms of the Agreement.

     The Company and the members of its board of directors are defendants in at least six lawsuits filed in the Delaware Court of Chancery. Five of the suits were filed on February 29, 2000, and one was filed on March 1, 2000. The plaintiffs in the suits are Neff shareholders, and purport to bring the suits as class actions on behalf of all persons who own the common stock of the Company. The complaints allege, among other things, that the Company and the individual defendants acted improperly in responding to a buyout bid made by a member of management in February 2000. The plaintiffs seek, among other things, injunctive relief and damages. The Company has not yet responded to the complaints. The Board of Directors has established a Special Committee to evaluate the buyout offer and review the plaintiffs' claims in the lawsuits.

     The Company is also a party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, we do not believe any of these matters are material to our financial condition or results of operations.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matter was submitted to a vote of the security holders of the Company.

                                        PART II

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


                                                         High            Low
     Year ended December 31, 1999:
          First Quarter...........................       8.00            5.56
          Second Quarter..........................       15.75           6.44
          Third Quarter...........................       18.44          10.25
          Fourth Quarter..........................       12.75           6.25


    Year ended December 31, 1998:
          First Quarter...........................          NA            NA
          Second Quarter..........................       13.00           9.88
          Third Quarter...........................       14.19           7.75
          Fourth Quarter..........................        8.69           5.38

     As of March 28, 2000, the Company had 64 shareholders of record. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker "street names" for the benefit of individual investors.

     Dividend Policy

     We have not paid any cash dividends on our Common Stock during the two-year period ended December 31, 1999. We presently intend to retain all earnings for the development of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, our revolving credit agreement precludes us from purchasing, redeeming or retiring any of our capital stock or from paying dividends. The payment of dividends is also limited by provisions of the indentures governing our senior subordinated notes issued in May and December 1998 and due 2008. The declaration and payment of any future cash dividends will depend on a number of factors including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. There can be no assurances that we will pay any dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 1999. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. Certain amounts in the prior years have been reclassified to conform with the current year presentation.

                                                             Year Ended December 31,
                                                -----------------------------------------------------
                                                 1999      1998       1997      1996      1995
                                                ------    ------     ------    ------    ------
Statement of Operations                            (amounts in thousands, except per share data)

Revenues
  Rental revenue.............................  $ 222,862  $ 179,014  $ 69,512   $35,808   $ 20,019
  Equipment sales............................    121,865    108,352    50,578    44,160     33,943
  Parts and service..........................     47,284     36,724    22,132    15,045     13,292
                                                --------   --------  --------  --------    -------
     Total revenues..........................    392,011    324,090   142,222    95,013     67,254
                                                --------   --------  --------  --------    -------
Cost of revenues
  Cost of equipment sold.....................    100,871     83,783    40,766    33,605     26,562
  Depreciation of rental equipment (1).......     55,159     56,336    24,231    19,853     11,747
  Maintenance of rental equipment............     66,763     49,858    18,752     8,092      3,469
  Cost of parts and service..................     30,166     23,690    13,741     8,143      7,504
                                                --------   --------  --------  --------    -------
      Total cost of revenues.................    252,959    213,667    97,490    69,693     49,282
                                                --------   --------  --------  --------    -------

Gross profit.................................    139,052    110,423    44,732    25,320     17,972
                                                --------   --------  --------  --------    -------

Selling, general and administrative expenses.     74,893     60,347    31,329    18,478     10,956
Other depreciation and amortization..........     10,731      8,833     2,806     1,432        916
Write down of assets held for sale...........      1,444          -         -         -          -
Officer stock option compensation (2)........          -      3,198     4,400         -          -
                                                --------   --------  --------  --------    -------
Income from operations.......................     51,984     38,045     6,197     5,410      6,100
                                                --------   --------  --------  --------    -------
Other expenses...............................     41,520     35,855    14,338     6,337      3,090
                                                --------   --------  --------  --------    -------
Income (loss) before income taxes, minority
interest and extraordinary item..............     10,464      2,190    (8,141)     (927)     3,010
(Provision for) benefit from income taxes (3)     (3,877)       134     1,748      (461)    (1,176)
                                                --------   --------  --------  --------    -------
Income (loss) before minority interest and
  extraordinary item.........................      6,587      2,324    (6,393)   (1,388)     1,834
Minority interest............................     (1,733)    (1,111)        -         -          -
                                                --------   --------  --------  --------    -------
Income (loss) before extraordinary item......      4,854      1,213    (6,393)   (1,388)     1,834
Extraordinary loss,net.......................          -     (2,675)     (451)     (809)         -
                                                --------   --------  --------  --------    -------
Net income (loss)............................   $  4,854   $ (1,462) $ (6,844) $ (2,197)  $  1,834
                                                ========   ========  ========  ========   ========

Basic earnings (loss) per common share :
Income (loss) before extraordinary item.......  $   0.23   $  (0.23) $  (1.64) $  (0.56)  $   0.22
Extraordinary loss, net.......................         -      (0.15)    (0.05)    (0.10)         -
                                                --------   --------  --------  --------    -------
Net income (loss).............................  $   0.23   $  (0.38) $  (1.69) $  (0.66)  $   0.22
                                                ========   ========  ========  ========    =======
Diluted earnings (loss) per common share :
Income (loss) before extraordinary item.......  $   0.22   $  (0.23) $  (1.64) $  (0.56)  $   0.22
Extraordinary loss, net.......................         -      (0.15)    (0.05)    (0.10)         -
                                                --------   --------  --------  --------    -------
Net income (loss).............................  $   0.22   $  (0.38) $  (1.69) $  (0.66)  $   0.22
                                                ========   ========  ========  ========    =======
Weighted average common shares outstanding :
  Basic......................................     21,165     17,213     8,465     8,465      8,465
                                                ========   ========  ========  ========    =======
  Diluted....................................     21,887     17,213     8,465     8,465      8,465
                                                ========   ========  ========  ========    =======

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA - (continued)


                                                                      Year Ended December 31,
                                                                      -----------------------
                                                    1999        1998        1997         1996         1995
                                                   -----       -----       -----        -----        -----
Balance Sheet Data (end of period):                                  (amounts in thousands)

Net book value of rental equipment.............$ 285,863   $ 321,220   $ 179,547     $ 76,794     $ 45,596
Total assets...................................  471,706     572,369     279,654      109,118       68,816
Total debt.....................................  335,852     406,993     226,203       58,250       48,345
Redeemable preferred stock.....................        -           -      53,747       46,299       11,430
Total stockholders' equity (deficit)...........  104,208      99,360     (24,735)      (7,508)      (1,931)

Other Data:
EBITDA(4)......................................$ 117,874   $ 103,214   $ 33,234      $ 26,695     $ 18,763
EBITDA margin(5)...............................     30.1%       31.8%      23.4%         28.1%        27.9%
Rental equipment purchases.....................$ 221,671   $ 199,198   $ 143,515     $ 86,886     $ 52,795


_____________________

     1) Depreciation of rental equipment for 1996, 1997 and 1999 reflects the Company's change in depreciation policy to recognize extended estimated service lives and increased residual values of its rental equipment. See the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.
     2) Officer stock option compensation expense represents a noncash charge with respect to the change in estimated market value of the shares to be issued to the Chief Executive Officer under an option agreement.
     3) Prior to December  26,  1995,  the Company  operated as a  Subchapter  S corporation under the provisions of the Internal Revenue Code. Income (loss) before extraordinary items for 1995 is restated to reflect what the data would have been if the Company had Subchapter C status in this year.
     4) EBITDA represents income from operations plus depreciation and amortization. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of the Companys operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts and investors as a measure of profitability for companies with significant depreciation and amortization expense. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.
     5) EBITDA margin represents EBITDA as a percentage of total revenues.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the year ended December 31, 1999 to the year ended December 31, 1998 and the year ended December 31, 1998 to the year ended December 31, 1997. Consolidated results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, appearing elsewhere in this Annual Report.

     Overview

     Since 1995, the Company has pursued an aggressive growth strategy, increasing its number of equipment rental and sales locations to 84, as of December 31, 1999. The Company has achieved this growth through the addition of 53 equipment rental locations as a result of acquisitions, and the opening of 26 start-up equipment rental locations primarily throughout the southeast and southwest regions of the United States. The Company intends to continue to pursue its aggressive growth strategy by (i) making additional acquisitions of equipment rental companies; (ii) increasing fleet at its existing equipment rental locations in both existing and new product lines; (iii) continuing to open new equipment rental locations.

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

     Depreciation of rental equipment is calculated on a straight-line basis over the estimated service life of the asset (generally two to eight years with a 20% residual value). Since January 1, 1996, the Company has, from time to time, made certain changes to its depreciation assumptions to recognize extended estimated service lives and increased residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service lives of these assets. In addition, the new lives and residual values more closely conform to those prevalent in the industry.

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


                                                                    Year Ended December 31,
                                                                    -----------------------
  Revenues :                                            1999               1998              1997
                                                      --------           --------          --------
    Rental revenue..................................      56.9 %             55.3 %            48.9 %
    Equipment sales.................................      31.1               33.4              35.6
    Parts and service...............................      12.0               11.3              15.5
                                                      --------           --------          --------
         Total revenues.............................       100 %              100 %             100 %
                                                      --------           --------          --------
  Cost of revenues:
    Cost of equipment sold..........................      25.7               25.8              28.6
    Depreciation of rental equipment................      14.1               17.4              17.0
    Maintenance of rental equipment.................      17.0               15.4              13.2
    Cost of parts and services......................       7.7                7.3               9.7
                                                      --------           --------          --------
         Total cost of revenues.....................      64.5               65.9              68.5
                                                      --------           --------          --------
  Gross profit......................................      35.5               34.1              31.5

    Selling, general and administrative expenses          19.1               18.6              22.0
    Other depreciation and amortization............        2.7                2.7               2.0
    Writedown of assets held for sale..............        0.4                  -                 -
    Officer stock option compensation..............          -                1.1               3.1
                                                      --------           --------          --------
  Income from operations...........................       13.3 %             11.7  %            4.4  %
                                                      ========           ========          ========
  EBITDA...........................................       30.1 %             31.8  %           23.4  %
                                                      ========           ========          ========

    1999 Compared to 1998

     Revenues. Total revenues for 1999 increased 21.0% to $392.0 million from $324.1 million in 1998. This growth in revenues is primarily attributable to revenues generated by acquisitions of approximately $38.8 million and an increase in revenues from the maturation of the 26 new rental locations opened since March 1995 of approximately $26.4 million.

     Gross Profit. Gross profit for 1999 increased 26.0% to $139.1 million or 35.5% of total revenues from $110.4 million or 34.1% of total revenues in 1998. This increase is primarily attributable to an increase in gross profit of approximately $13.1 million associated with the growth in revenues arising from acquisitions and approximately $12.9 million associated with the maturation of the 26 new rental locations opened since March 1995. The increase in gross profit as a percentage of revenue is primarily attributable to improved rental revenue margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 24.2% to $74.9 million or 19.1% of total revenues from $60.3 million or 18.6% of total revenues in 1998. The increase in selling, general and administrative expenses is primarily attributable to increased regional and corporate personnel to support the continued revenue growth of the Company. The Company had 84 locations at December 31, 1999, compared to 86 at December 31, 1998.

     Other Depreciation and Amortization. Other depreciation and amortization expense for 1999 increased 21.6% to $10.7 million or 2.7% of total revenues from $8.8 million or 2.7% of total revenues in 1998. This increase is primarily attributable to amortization of goodwill resulting from acquisitions and to increased expenditures on computer equipment, management information systems and property and equipment needed to support the Company's expansion.

     Officer Stock Option Compensation. Officer stock option expense was $0 million for 1999 and $3.2 million for 1998. The expense in 1998 represented changes in estimated market value of the shares to be issued to a key employee under an option agreement.

     Interest Expense. Interest expense for 1999 increased 22.0% to $39.9 million from $32.7 million in 1998. This increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

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

     EBITDA for 1999 increased 14.2% to $117.9 million or 30.1% of total revenues from $103.2 million or 31.8% of total revenues in 1998. The increase in EBITDA is primarily attributable to the maturation of new rental locations and acquisitions as discussed above. In 1998, EBITDA included charges for officer stock option compensation of $3.2 million.

     1998 Compared to 1997

     Revenues. Total revenues for 1998 increased 127.9% to $324.1 million from $142.2 million in 1997. This growth in revenues was primarily attributable to revenues generated by acquisitions of approximately $114.9 million and an increase in revenues from the maturation of the 26 new rental locations opened since March 1995 of approximately $47.4 million.

     Gross Profit. Gross profit for 1998 increased 146.9% to $110.4 million or 34.1% of total revenues from $44.7 million or 31.5% of total revenues in 1997. This increase was primarily attributable to an increase in gross profit of approximately $44.1 million associated with the growth in revenues arising from acquisitions and approximately $17.4 million associated with the maturation of the 26 new rental locations opened since March 1995. The increase in gross profit as a percentage of revenue was primarily attributable to improved rental revenue margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 92.6% to $60.3 million or 18.6% of total revenues from $31.3 million or 22.0% of total revenues in 1997. The increase in selling, general and administrative expenses was primarily attributable to the increase in the number of locations operated by the Company and increased regional and corporate personnel to support the continued growth of the Company. The Company had 86 locations at December 31, 1998, compared to 53 at December 31, 1997.

     Other Depreciation and Amortization. Other depreciation and amortization expense for 1998 increased 214.8% to $8.8 million or 2.7% of total revenues from $2.8 million or 2.0% of total revenues in 1997. This increase was primarily attributable to amortization of goodwill resulting from acquisitions and to increased expenditures on computer equipment, management information systems and property and equipment needed to support the Company's expansion.

     Officer Stock Option Compensation. Officer stock option expense was $3.2 million for 1998 and $4.4 million for 1997. The expense represented changes in estimated market value of the shares to be issued to a key employee under an option agreement.

     Interest Expense. Interest expense for 1998 increased 172.9% to $32.7 million from $12.0 million in 1997. This increase was primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

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

     EBITDA for 1998 increased 210.6% to $103.2 million or 31.8% of total revenues from $33.2 million or 23.4% of total revenues in 1997. The increase in EBITDA was primarily attributable to the maturation of new rental locations and acquisitions as discussed above. In 1998 and 1997, EBITDA included charges for officer stock option compensation of $3.2 million and $4.4 million, respectively.

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

     During 1999, the Company's operating activities provided net cash flow of $43.5 million as compared to $42.7 million for 1998. This increase is primarily attributable to the growth in the Company's operations resulting from an increase in the number of rental locations operated by the Company.

     Net cash provided by (used in) investing activities was $1.6 million for 1999 as compared to $(266.5) million in the same period for the prior year. The change in cash from investing activities was due to sales of subsidiaries and decreased acquisitions in 1999.

     Net cash provided by (used in) financing activities was $(46.0) million for 1999 as compared to $225.3 million for 1998. The net cash used in financing activities was primarily attributable to net borrowings made under the Company's revolving credit facility.

     As of December 31, 1999, the Company had approximately $82.3 million available under its revolving credit facility. Based upon current expectations, the Company believes that cash flow from operations, together with amounts, which may be borrowed under the revolving credit facility, will be adequate for it to meet its capital requirements and pursue its business strategy for the next 12 months.

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

     At December 31, 1999, the Company had fixed rate debt of $198.7 million and variable rate debt of $137.2 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of the fixed rate debt by approximately $10.7 million and decrease earnings and cash flows for variable rate debt by approximately $0.8 million.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   Index to Financial Statements and Schedules

                                                                    Page Numbers
Reports of Independent Certified Public Accountants ................          20

Consolidated Balance Sheets as of December 31, 1999 and 1998 .......          22

Consolidated Statements of Operations for the years ended
 December 31, 1999, 1998 and 1997 .................................           23

Consolidated Statements of Stockholder's Equity (Deficit) for
 the years ended December 31, 1999, 1998 and 1997 .................           24

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997 .................................           25

Notes to Consolidated Financial Statements ........................           26

SCHEDULES:

Report of Independent Certified Public Accountants ................           42

II-Valuation and Qualifying Accounts and Reserves .................           43


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Neff Corp.


     We have audited the accompanying consolidated balance sheets of Neff Corp. and subsidiaries (the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (defecit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 financial statements of Sullair Argentina Sociedad Anonima (a consolidated subsidiary), which statements reflect total assets of $71,960,577 at December 31, 1998, and total revenues and net income of $27,138,214 and $3,175,507, respectively, for the period from July 1, 1998 through December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included by Sullair Argentina Sociedad Anonima, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and, for 1998, the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Corp. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche

Miami, Florida
March 23, 2000

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




/s/Price Waterhouse & Co.


Buenos Aires, Argentina
February 16, 1999



                           NEFF CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                         December 31,
                                                                    1999             1998
                                                                --------          --------
     ASSETS
Cash and cash equivalents..................................... $   3,374           $ 4,340
Accounts receivable, net of allowance for doubtful accounts of
     $2,904 in 1999 and $3,229 in 1998........................    53,740            59,022
Inventories...................................................     3,860            29,164
Rental equipment, net.........................................   285,863           321,220
Property and equipment, net...................................    25,638            45,114
Goodwill, net.................................................    88,008            96,722
Net deferred tax asset........................................         -             2,780
Intangible assets, net........................................     1,003             1,459
Prepaid expenses and other assets.............................    10,220            12,548
                                                                --------          --------
           Total assets....................................... $ 471,706         $ 572,369
                                                                ========          ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Accounts payable........................................ $   7,527          $ 24,405
      Accrued expenses........................................    22,734            27,090
      Credit facility.........................................   137,182           191,189
      Senior subordinated notes...............................   198,670           198,522
      Notes payable...........................................         -            17,282
      Capitalized lease obligations...........................       742             1,487
      Net deferred tax liability..............................       643                 -
                                                                --------          --------
           Total liabilities..................................   367,498           459,975
                                                                --------          --------
Commitments and Contingencies (Note 12).......................

Minority interest.............................................         -            13,034
                                                                --------          --------
Stockholders' equity
      Class A Common Stock; $.01 par value; 100,000 shares
        authorized; 16,065 shares issued and outstanding in
        1999 and 1998.........................................       161               161
      Class B special Common Stock; $.01 par value, liquidation
        preference $11.67; 20,000 shares authorized; 5,100
        shares issued and outstanding in 1999 and 1998........        51                51
      Additional paid-in capital..............................   127,759           127,765
      Accumulated deficit.....................................   (23,763)          (28,617)
                                                                --------          --------
           Total stockholders' equity.........................   104,208            99,360
                                                                --------          --------
           Total liabilities and stockholders' equity......... $ 471,706         $ 572,369
                                                                ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                   NEFF CORP. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share data)

                                                                                For the Years Ended December 31,
                                                                              1999           1998           1997
                                                                              ----           ----           ----
Revenues
       Rental revenue..................................................... $  222,862    $ 179,014      $  69,512
       Equipment sales....................................................    121,865      108,352         50,578
       Parts and service..................................................     47,284       36,724         22,132
                                                                              -------      -------        -------
            Total revenues................................................    392,011      324,090        142,222
                                                                              -------      -------        -------
Cost of revenues
       Cost of equipment sold.............................................    100,871       83,783         40,766
       Depreciation of rental equipment...................................     55,159       56,336         24,231
       Maintenance of rental equipment....................................     66,763       49,858         18,752
       Cost of parts and service..........................................     30,166       23,690         13,741
                                                                              -------      -------         ------
            Total cost of revenues........................................    252,959      213,667         97,490
                                                                              -------      -------         ------
Gross profit..............................................................    139,052      110,423         44,732
                                                                              -------      -------         ------
Other operating expenses
       Selling, general and administrative expenses.......................     74,893       60,347         31,329
       Other depreciation and amortization................................     10,731        8,833          2,806
       Writedown of assets held for sale..................................      1,444            -              -
       Officer stock option compensation..................................          -        3,198          4,400
                                                                               ------       ------         ------
            Total other operating expenses................................     87,068       72,378         38,535
                                                                               ------       ------         ------
Income from operations....................................................     51,984       38,045          6,197
                                                                               ------       ------         ------
Other expense
       Interest expense...................................................     39,901       32,677         11,976
       Loss on sale of subsidiaries.......................................        422            -              -
       Amortization of debt issue costs...................................      1,197        3,178          2,362
                                                                                -----       ------         ------
            Total other expense...........................................     41,520       35,855         14,338
                                                                               ------       ------         ------
Income (loss) before income taxes, minority interest and
   extraordinary item.....................................................     10,464        2,190         (8,141)
(Provision for) benefit from income taxes.................................     (3,877)         134          1,748
                                                                               ------          ---          -----
Income (loss) before minority interest and extraordinary item.............      6,587        2,324         (6,393)
Minority interest.........................................................     (1,733)      (1,111)             -
                                                                               ------       ------         ------
Income (loss) before extraordinary item...................................      4,854        1,213         (6,393)

Extraordinary loss, net of income taxes...................................          -       (2,675)          (451)
                                                                                -----       ------         ------
Net income (loss)........................................................  $    4,854   $   (1,462)     $  (6,844)
                                                                                =====       ======         ======
Basic income (loss) per common share :
Income (loss) before extraordinary item................................... $     0.23   $    (0.23)     $   (1.64)
Extraordinary loss, net...................................................          -        (0.15)         (0.05)
                                                                                -----         -----         -----
Net income (loss)......................................................... $     0.23   $    (0.38)     $   (1.69)
                                                                                =====        =====          =====

Basic weighted average common shares outstanding..........................     21,165       17,213          8,465
                                                                               ======       ======          =====

Diluted income (loss) per common share :
Income (loss) before extraordinary item................................... $     0.22   $    (0.23)     $   (1.64)
Extraordinary loss, net...................................................          -        (0.15)         (0.05)
                                                                               ------       ------          -----
Net income (loss)......................................................... $     0.22   $    (0.38)     $   (1.69)
                                                                               ======       ======          =====
Diluted weighted average common shares outstanding........................     21,887       17,213          8,465
                                                                               ======       ======          =====
The accompanying notes are an integral part of these consolidated financial statements.




                                                       NEFF CORP. AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF
                                             STOCKHOLDERS' EQUITY (DEFICIT) FOR EACH OF THE
                                            THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
                                                                 (in thousands)

                                                                                             Additional
                                                       Common Stock A     Common Stock B      Paid-in    Accumulated
                                                       --------------     --------------
                                                       Shares    Amount   Shares  Amount      Capital      Deficit        Total
                                                       ------    ------   ------  ------      -------      -------       ------
Balance, December 31, 1996 ........................     8,465   $    85        -      -           -      $  (7,593)  $   (7,508)
Net loss ..........................................         -         -        -      -           -         (6,844)      (6,844)
Adjustment for acquired property
   and equipment (Note 13), net of taxes ..........         -         -        -      -           -         (2,936)      (2,936)
Dividends in kind - Series A Preferred Stock ......         -         -        -      -           -           (657)        (657)
Preferred stock dividends accrued -
   Series B and C .................................         -         -        -      -           -         (3,200)      (3,200)
Accretion of Series A, B and C Preferred Stock ....         -         -        -      -           -         (3,590)      (3,590)
                                                       ------    ------          ------      ------        -------       ------
Balance, December 31, 1997 ........................     8,465        85        -      -           -        (24,820)     (24,735)
Net loss ..........................................         -         -        -      -           -         (1,462)      (1,462)
Preferred stock dividends accrued -
   Series A, B and C ..............................          -        -        -      -           -         (1,010)      (1,010)
Accretion of Series A, B and C Preferred Stock ....          -        -        -      -           -         (1,325)      (1,325)
Exchange of Preferred Stock Series B and C for Class
    B Common Stock ................................          -        -    6,000 $   60    $ 44,876              -       44,936
Conversion of Class B Common Stock
   to Class A Common Stock ........................        900        9     (900)    (9)          -              -            -
Net proceeds from Common Stock Offering ...........      6,700       67        -      -      85,663              -       85,730
Redemption of Series A Preferred Stock ............          -        -        -      -      (2,768)             -       (2,768)
Other .............................................          -        -        -      -          (6)             -           (6)
                                                        ------   ------   ------ ------       ------        ------       ------
Balance, December 31, 1998 ........................     16,065      161    5,100     51      127,765       (28,617)      99,360
Net income ........................................          -        -        -      -            -         4,854        4,854
Other .............................................          -        -        -      -           (6)            -           (6)
                                                        ------   ------   ------ ------       ------        ------       ------
Balance, December 31, 1999 ........................     16,065   $  161    5,100 $   51    $ 127,759     $ (23,763)   $ 104,208
                                                        ======   ======    ===== ======    =========     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.



                                                            NEFF CORP. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (in thousands)


                                                                                For the Years Ended December 31,
                                                                                1999        1998         1997
                                                                                ----        ----         ----
Cash Flows from Operating Activities
Net income (loss)..........................................................  $  4,854     $ (1,462)    $ (6,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of acquisitions.................................
       Depreciation and amortization.......................................    67,087      68,347       29,399
       Officer stock option compensation...................................         -       3,198        4,400
       Gain on sale of equipment...........................................   (20,994)    (24,569)      (9,812)
       Minority interest...................................................     1,733       1,111            -
       Loss on sale of subsidiaries........................................       422           -            -
       Extraordinary loss on debt extinguishment...........................         -       4,280          722
       Deferred income taxes...............................................     3,423        (510)      (1,748)
       Writedown of assets held for sale...................................     1,444           -            -
       Change in operating assets and liabilities (net of acquisitions and sales)
            Accounts receivable............................................   (18,739)    (14,488)      (8,341)
            Other assets...................................................    (5,288)       (403)      (2,957)
            Accounts payable and accrued expenses..........................     9,513       7,192        4,104
                                                                              -------     -------      -------
                 Net cash provided by operating activities.................    43,455      42,696        8,923
                                                                              -------     -------      -------

Cash Flows from Investing Activities
Purchases of equipment.....................................................  (221,671)   (199,198)    (143,515)
Proceeds from sale of equipment............................................   121,865     108,352       50,578
Proceeds from sale of subsidiaries.........................................   120,500           -            -
Purchases of property and equipment........................................    (2,803)    (15,015)     (16,747)
S.A. Argentina Earn-out payment............................................    (5,518)          -            -
Cash paid for acquisitions.................................................   (10,750)   (160,646)     (63,605)
                                                                              -------     -------      -------
                 Net cash provided by (used in) investing activities.......     1,623    (266,507)    (173,289)
                                                                              -------     -------      -------

Cash Flows from Financing Activities
Debt issue costs...........................................................      (128)    (12,277)      (2,425)
Net borrowings (repayments) under Senior Credit Facility...................   (54,007)     29,364      103,576
Proceeds from issuance of senior subordinated notes........................         -     198,516            -
Proceeds from common stock offering........................................         -      85,730            -
Borrowings (repayments) under mortgage note................................         -     (13,400)      13,400
Borrowings (repayments) under capitalized lease obligations................      (745)       (833)         866
Borrowings (repayments) under term loan....................................         -     (49,916)      49,916
Net borrowings (repayments) under notes payable............................     8,836       1,997         (135)
Redemption of Series A preferred stock.....................................         -     (13,915)           -
Distribution to stockholders...............................................         -           -       (2,936)
                                                                              -------     -------      -------
                 Net cash provided by (used in) financing activities.......   (46,044)    225,266      162,262
                                                                              -------     -------      -------
Net increase (decrease) in cash and cash equivalents.......................      (966)      1,455       (2,104)
Cash and cash equivalents, beginning of year...............................     4,340       2,885        4,989
                                                                              -------     -------      -------
Cash and cash equivalents, end of year.....................................   $ 3,374     $ 4,340      $ 2,885
                                                                              =======     =======      =======


The accompanying notes are an integral part of these consolidated financial statements.


                          NEFF CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1-GENERAL

     Description of Business

     Neff Corp. and its subsidiaries (the "Company") own and operate equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Neff Corp. and its wholly-owned and majority-owned subsidiaries. The financial statements of Sullair Argentina Sociedad Anonima ("S.A. Argentina") included in the consolidated financial statements of the Company have been adjusted to reflect U.S. Generally Accepted Accounting Principles. Significant intercompany transactions and balances have been eliminated in consolidation.

     Stock Split

     In May 1998, the Company effected an 84.65 for 1.00 stock split. The accompanying consolidated financial statements reflect the stock split on a retroactive basis from the beginning of the periods presented.

     Acquisitions

     In August 1997, the Company purchased the common stock of Industrial Equipment Rentals, Inc. ("IER") for approximately $63.6 million. This purchase was funded by a $50 million term loan and borrowings under the Company's credit facility (see Note 5). IER had rental equipment operations similar to the Company's in Alabama, Louisiana, Mississippi and Texas. The transaction was accounted for under the purchase method. In connection with this purchase, goodwill of approximately $29.2 million was recorded.

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

     Also during 1998, the Company acquired the net assets or outstanding securities of seven equipment rental companies (collectively, "the Other 1998 Acquisitions") in separate transactions for an aggregate purchase price of $25.4 million. The acquisition of these businesses added 4 locations in Texas, 4 in Florida and 3 locations in California. These transactions were all accounted for under the purchase method of accounting. In connection with these purchases, goodwill of approximately $14.6 million was recorded. Revenues on an unaudited pro forma basis would have increased by $48.2 million and $132.3 million, during 1998 and 1997, respectively, had the acquisitions of IER, Richbourg and the Other 1998 Acquisitions occurred on January 1, 1997.

     The net loss and the net loss per share (diluted) would have been decreased by $1.8 million and by $0.10 during 1998, respectively. The net loss and the net loss per share (diluted) would have been increased by $1.4 million and by $0.16 during 1997, respectively, had the acquisition of IER, Richbourg and the Other 1998 Acquisitions occurred on January 1, 1997.

     On June 30, 1998, the Company acquired 65% of the outstanding stock of S.A. Argentina, for approximately $36.1 million and earn-out payments equal to 82.8% of S.A. Argentina's net income for 1998 and 1999, with such earn-out payments not to exceed $12.6 million in the aggregate. The Company also had an option to purchase the remaining 35% of outstanding stock of S.A. Argentina. S.A. Argentina rents and sells industrial and construction equipment throughout South America. In connection with the purchase, goodwill of approximately $14.0 million was recorded. Earn-out payments of $5.5 million were made in 1999 and recorded to goodwill. The Company's investment in S.A. Argentina was sold in November 1999.

     In 1999, the Company acquired the net assets of three equipment rental companies for an aggregate purchase price of $10.8 million. The acquisitions of these businesses added 5 locations in Virginia, 2 in Colorado, 1 location in Oregon and 1 location in Washington. These transactions were accounted for under the purchase method of accounting and goodwill of approximately $8.0 million was recorded. The pro forma effect of the 1999 acquisitions on the results of operations are not presented as they are not considered material.

Sales of Subsidiaries

     On November 18, 1999, the Company completed the sale of Sullair Argentina S.A. The Company received $42.5 million, of which $12.5 million was a receivable that was received in February 2000. The Company recorded a loss on the sale of $4.2 million.


     The following amounts are included in the consolidated financial statements of the Company for Sullair Argentina S.A. (in thousands):


                                   1999          1998          1997
                                   ----          ----          ----
Assets                           $       -     $  71,961     $       -
                                ===========   ===========   ===========
Liabilities                      $       -     $  35,125     $       -
                                ===========   ===========   ===========
Revenues                         $  47,604     $  27,138     $       -
                                ===========   ===========   ===========
Net Income                       $   3,218     $   3,176     $       -
                                ===========   ===========   ===========

     On December 17, 1999, the Company completed the sale of Neff Machinery, Inc., a wholly-owned subsidiary. The Company received $90.5 million and recorded a gain on the sale of $3.8 million. The terms of the purchase and sale agreement (the "Agreement") provided for an adjustment to the purchase price based on the assets and liabilities of Neff Machinery Inc. at the date of closing. In the opinion of the Company, it is due additional consideration of $8.8 million under the terms of the Agreement. The purchaser believes it is due an additional $20.3 million under the terms of the Agreement. Because of the uncertainty of the outcome of this dispute, the Company has not recorded any additional amounts that may be receivable or payable under the terms of the Agreement.


    The following amounts are included in the consolidated financial statements of the Company for Neff Machinery, Inc. (in thousands):


                                    1999          1998          1997
                                -----------   -----------   -----------
Assets.......................    $       -     $  56,654     $  78,141
                                ===========   ===========   ===========
Liabilities..................    $       -     $  28,090     $  54,410
                                ===========   ===========   ===========
Revenues.....................    $  95,996     $  93,328     $  82,131
                                ===========   ===========   ===========
Net Income...................    $   5,100     $   3,020     $   1,647
                                ===========   ===========   ===========


     The Company's earnings and cash flows reflect the operations of Sullair Argentina S.A. and Neff Machinery, Inc. through November 18, 1999 and December 17, 1999, respectively.


     NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Rental Equipment

     Rental equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related equipment (generally two to eight years with an estimated 20% residual value). For certain equipment, depreciation is matched against the related rental income earned by computing depreciation on individual equipment at the rate of 50%, 80% and 80% for 1999, 1998 and 1997, respectively, of the rental income earned. Routine repairs and maintenance are expensed as incurred; improvements are capitalized at cost.

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

     During 1999 and 1997, the Company made certain changes to its depreciation assumptions to recognize extended estimated service lives and increased residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service life of these assets.

     These changes in accounting estimates increased income or reduced (loss) before extraordinary item and increased net income or reduced (loss) by approximately $10.0 million, and $3.3 million or $0.46, and $0.39 per diluted common share for the years ended December 31, 1999 and 1997, respectively.

     Rental fleet accumulated depreciation at December 31, 1999 and 1998 was approximately $74.1 million and $63.4 million, respectively.

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

     Intangible Assets

     Intangible assets primarily result from business combinations and include agreements not to compete and other identifiable intangible assets. These assets are amortized on a straight-line basis over their estimated useful life (five to 15 years). Accumulated amortization at December 31, 1999 and 1998 was approximately $0.3 million and $2.9 million, respectively.

     Goodwill arising from acquisitions is being amortized over 40 years using the straight-line method. Accumulated amortization at December 31, 1999 and 1998 was approximately $3.7 million and $2.6 million, respectively.

     Prepaid Expenses and Other Assets

     Prepaid expenses and other assets primarily include debt issue costs, prepaid expenses and deposits. Debt issue costs are amortized over the term of the debt on a straight-line basis, which approximates the interest method.

     Stock Options

     In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact of such changes. The Company adopted the disclosure provisions of SFAS 123 on January 1, 1996, but will continue to account for options issued to employees or directors under the Company's stock option plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees.

     Reclassifications

     Certain amounts for the prior years have been reclassified to conform with the current year presentation.

     NOTE 3-ACCOUNTS RECEIVABLE

     The majority of the Company's customers are engaged in the construction and industrial business throughout the southern and western regions of the United States.

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

     NOTE 4-PROPERTY AND EQUIPMENT


     Property and equipment consists of the following (dollars in thousands):




                                                                      December 31,            Estimated
                                                                     --------------         Useful Lives
                                                                   1999          1998        (in Years)
                                                                   ----          ----         ---------
Land.....................................................      $      -        $  8,343          -
Buildings and improvements...............................        16,567          15,874       2-30
Office equipment.........................................         7,344           7,083        2-7
Service equipment and vehicles...........................         9,841          20,364        2-5
Shop equipment...........................................         4,370           4,227         7
Capitalized lease equipment..............................           860           1,401        3-5
                                                               --------        --------   --------

                                                                 38,982          57,292

Less accumulated depreciation                                   (13,344)        (12,178)
                                                               --------        --------

                                                               $ 25,638        $ 45,114
                                                               ========        ========



     The Company has entered into lease arrangements for certain property and equipment, which are classified as capital leases. As of December 31, 1999, future minimum lease payments under capitalized lease obligations are as follows (in thousands):


     2000...............................................   $ 495
     2001...............................................     271
     2002...............................................      32
     Thereafter.........................................       -
                                                           -----
     Total future minimum lease payments................     798

     Less amounts representing interest (6.00% to 13.5%)     (56)
                                                           -----
     Present value of net future minimum lease payments    $ 742
                                                           =====

    NOTE 5-NOTES PAYABLE AND DEBT


     Notes payable and debt consist of the following (in thousands):

                                                                                             December 31

                                                                                          1999         1998
                                                                                          ----         ----



     $219.5 million revolving line of credit with interest ranging from the
     Lender's Prime Rate plus 1.25% to LIBOR plus up to 2.25%. At December
     31, 1999, the Lender's Prime Rate was 8.5% and LIBOR Rate was 5.81%.             $  137,182    $  191,189

     10.25%  Senior  Subordinated  Notes  issued  May 1998  due June  2008.              100,000       100,000


     10.25% Senior  Subordinated  Notes issued December 1998 due June 2008, with an effective interest rate of 10.5%, net of unamortized discount
     of $1,330 and $1,478, respectively.                                                  98,670        98,522

     S.A. Argentina  unsecured loans from various banks with interest rates
     of LIBOR plus 1.5% to 3.5%.                                                               -        16,541

     Various  notes  payable  assumed  through  acquisitions  of  IER  with
     interest rates ranging from 7% to 12%.                                                    -           741
                                                                                       ---------     ---------
                                                                                       $ 335,852     $ 406,993
                                                                                       =========     =========

     In May 1998, the Company amended and restated its $250 million revolving credit facility (as amended and restated, the "New Credit Facility"). In
September 1998, the New Credit Facility was increased to $310 million. Subsequent to the sale of Sullair Argentina S.A. and Neff Machinery, Inc. during the fourth quarter of 1999 (see Note 1), the New Credit facility was decreased to $219.5 million. Borrowings under the New Credit Facility are based upon eligible accounts receivable, rental fleet and inventory amounts. The interest rates on balances outstanding under the New Credit Facility vary based upon the leverage ratio maintained by the Company. The New Credit Facility expires in April 2003 and the Company is charged a commitment fee on the aggregated daily unused balance of the New Credit Facility which varies between 0.2% and 0.5% based on the leverage ratio maintained by the Company. The New Credit Facility is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and places certain restrictions on the payment of dividends.

     In connection with the Richbourg acquisition (see Note 1), the Company executed a $100 million term loan (the "Richbourg Term Loan"). In May 1998, the Company completed the sale of $100 million of Senior Subordinated Notes due 2008 (the "May Notes") as well as the initial public offering (see Note 6). The net proceeds of approximately $182.7 million from the sale of the May Notes and the initial public offering were used to repay the Richbourg Term Loan, redeem the Company's Series A Cumulative Redeemable Preferred Stock, repay the mortgage notes payable and reduce the amount outstanding under the New Credit Facility.

     In December 1998, the Company completed the sale of $100 million Senior Subordinated Notes due 2008 (the "December Notes"). The net proceeds of approximately $95.2 million from the December Notes were used to reduce amounts outstanding under the New Credit Facility. The terms of the December Notes are substantially the same as the May Notes.

     The May and December Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after June 1, 2003, at pre-established redemption prices together with accrued and unpaid interest to the redemption date.

     During 1998 and 1997 the Company recorded extraordinary losses of approximately $2.7 million and $0.5 million, respectively net of related income taxes, from the write-off of debt issue costs associated with the early extinguishment of debt.

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

     The Series A and the Redeemable Warrant were recorded at their pro rata estimated fair value in relation to the proceeds received on the date of issuance ($8.0 million for the Series A and $3.4 million for the Redeemable Warrant, net of issue costs). Series A was accreted using the effective interest method based on its liquidation value at maturity of $12.0 million. The Redeemable Warrant was being accreted to its fair value on a prospective basis until the mandatory redemption date in December 2000. Through December 31, 1996, accretion to the Series A and the Redeemable Warrant amounted to approximately $0.5 million and $1.9 million, respectively.

     During December 1996, in connection with the execution of the Company's $250 million revolving credit facility, the Company and GE Capital entered into certain agreements, including an agreement to exercise the Redeemable Warrant for approximately 20% of the Company's common stock. Simultaneously with this exercise, the Company and GE Capital agreed to exchange the shares of common stock for 800,000 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B").

     The accreted balance of the Redeemable Warrant on the date these agreements were entered into was approximately $5.3 million, which represented the carrying value of Series B as of December 31, 1996.

     In a separate transaction related to the credit facility, the Company issued 800,000 shares of Series C Cumulative Convertible Redeemable Preferred Stock ("Series C") to GE Capital in exchange for $32.0 million ($31.5 million net of certain related costs). For the year ended December 31, 1997, accretion of Series C amounted to approximately $0.1 million. Similarly to Series A, Series B and Series C were accreted toward their ultimate total liquidation value of $64 million.

     In March 1998, the holders of Series B and Series C exchanged their shares for Class B Common Stock, which has a liquidation preference of $11.67 per share.

     In May 1998, the Company completed an initial public offering (the "Offering") of 6.7 million shares of Class A Common Stock at a price of $14 per share. The Company received net proceeds of approximately $85.7 million from the Offering.

     NOTE 7-STOCK OPTION PLANS

     In December 1995, the Company granted its chief executive officer options to purchase shares of Class A Common Stock representing 3% (on a fully diluted basis) of the issued and outstanding Common Stock of the Company for an aggregate purchase price of $1.6 million. Upon completion of the Offering in 1998 (see Note 6) the number of shares granted under this agreement were fixed at 657,220 shares. No further options can be granted under this agreement. The Company estimated compensation expense at each reporting date based upon the estimated market value of shares to be issued until the number of shares was fixed. Compensation expense of $3.2 and $4.4 million was recognized in 1998 and 1997, respectively. These options have been fully vested since December 1996. One-third of the options expire on December 1, 2005, one-third expire on December 31, 2005 and the remaining one-third expire on December 31, 2006.

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

     In 1998, the Company adopted an Incentive Stock Option plan ("1998 ISO Plan"). Under this plan, designated officers, employees, and consultants of the Company are eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of 1.0 million shares of Class A Common Stock are reserved for issuance under the 1998 ISO Plan.

     In 1999, the Company adopted an Incentive Stock Option plan ("1999 ISO Plan"). Under this plan, designated officers, employees, and consultants of the Company are eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of 1.0 million shares of Class A Common Stock are reserved for issuance under the 1999 ISO Plan.

    The exercise price of options granted under the 1998 and 1999 ISO Plans may not be less than 100% of the fair market value of the Company's Class A Common Stock on the date of grant. Generally, options vest over a period of three years and are not exercisable beyond 10 years from date of grant. There have been no stock appreciation rights, restricted stock grants, performance awards or dividend equivalent rights awarded under the 1998 and 1999 ISO Plans. No options were granted under the 1998 and 1999 ISO Plans during 1999.

     The following table summarizes stock option activity under the ISO Plan, for the year ended December 31, 1998 (in thousands, except per share data):


                                                         ISO Plan Options
                                                         ----------------
                                       Shares Available  Number of   Weighted Average
                                         For Options      Shares    Exercise Price/Share
                                         -----------      ------    --------------------
Balance at December 31, 1997.........              -           -
Authorized...........................          1,000           -
Granted..............................           (945)        945                  $9.39
Forfeited............................              6          (6)                $14.00
Expired..............................              -           -
                                             -------     -------
Balance at December 31, 1998 and 1999             61         939                  $9.39
                                             =======     =======



                                                                                Exercisable Options
                                                                                -------------------
                             Number of    Weighted Average    Weighted Average               Weighted Average
                              Options    Exercise Price Per    Remaining Life   Number of     Exercise Price
                            Outstanding       Share              (Years)         Options         Per Share
                            -----------       -----               -----          -------         ---------
Range of Exercise Prices:

 $6.00-7.88                        553       $  6.18                10.0                -               N/A

 $9.75-14.00                       386       $ 13.97                 9.4              200          $  14.00
                                 -----

                                   939       $  9.39                 9.7
                                 =====

     The Company  accounts for  stock-based  compensation in accordance with APB
25. Under APB 25, compensation expense is measured as the excess of market value of the underlying stock on the date of grant over the exercise price of the options on the date of grant.

     The following table sets forth pro forma information as if stock options had been accounted for under the fair value method (in thousands, except per share data):


                                                For the Year Ended
                                                    December 31,

                                                 1998         1997
                                                 ----         ----
Pro forma net income (loss) (in thousands)       $(1,397)     $(4,094)
                                                 =======      =======

Pro forma loss per share
      Basic                                      $(0.38)      $(1.36)
                                                =======      =======

      Diluted                                    $(0.38)      $(1.36)
                                                =======      =======


     The weighted average fair value of options granted during 1998 as estimated on the date of grant using the Black-Scholes option pricing model was $5.47.

     The following weighted average assumptions were used in applying this model for 1998: a risk free rate of 5.05%; dividend yield of 0%; volatility factor of
 .636; and an expected life of the options of 5 years. There were no stock options granted in 1999 or 1997.

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

     The cash award the employee is entitled to receive on the redemption date is the difference between the value assigned on the date of grant and the greater of the fair market value of the Company's Class A Common Stock or the calculated Phantom Plan share value. As of December 31, 1999, the Company had granted 0.2 million Phantom Shares with assigned per share values ranging from of $9 to $11.25, vesting over three to five years. Approximately $0.3 and $0.1 million of compensation expense was recorded for the years ended December 31, 1999 and 1998, respectively. No compensation expense was recorded for the year ended December 31, 1997.

     NOTE 8-RETIREMENT PLAN

     In February 1996, the Company adopted a qualified 401(k) profit sharing plan (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company. Participating employees may contribute to the 401(k) Plan through salary deductions. The Company may contribute, at its discretion, matching contributions equal to 50% of the employee's contribution not to exceed 3% of the employee's annual salary. The Company contributed approximately $0.8 million, $0.6 million and $0.3 million to the 401(k) Plan for the years ended December 31, 1999, 1998 and 1997, respectively.

    NOTE 9-INCOME TAXES

     The components of the (provision for) benefit from income taxes is as follows (in thousands):


                                        For the Years Ended
                                             December 31,

                                     1999     1998       1997
                                     ----      ----      ----
Current......................... $   (454)  $ (376)   $     -
Deferred........................   (3,423)     510      1,748
                                 --------   ------    -------
Total........................... $ (3,877)  $  134    $ 1,748
                                 ========   ======    =======



     The following table summarizes the tax effects comprising the Company's net deferred tax assets and liabilities (in thousands):

                                                                      December 31,
                                                                  1999           1998
                                                                  ----           ----
Deferred Tax Assets
      Net operating loss carryforwards....................... $ 10,564       $  4,582
      Alternative minimum tax credits........................    1,039            874
      Deferred stock option compensation.....................    2,849          2,849
      Intangible assets, allowance for bad debts and other...    2,507          2,548
                                                                ------         -----
          Total deferred tax assets..........................   16,959         10,853
      Valuation allowance....................................        -           (900)
Deferred Tax Liabilities
      Depreciation...........................................  (17,602)        (7,173)
                                                                ------         ------
Net Deferred Tax Asset  (Liability).......................... $   (643)      $  2,780
                                                                ======         ======

     As of December 31, 1999 and 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $29.5 million and $15.0 million, respectively, expiring through 2019 (includes net operating loss carryforwards for federal and state income tax purposes of approximately $4.8 million and $4.4 million, respectively, acquired in connection with the acquisition of IER described in Note 1). IER's net operating loss carryforwards may only be utilized by Neff Rental, Inc. one of the Company's subsidiaries.

     Current accounting standards require that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss ("NOL") carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. Even though the Company has incurred tax losses for the past three years, management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the majority of the tax benefits associated with future deductible temporary differences and NOL carryforwards prior to their expiration.

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

     The following table summarizes the differences between the statutory federal income tax rate and the Company's effective income tax rate (dollars in thousands):


                                                                      For the Years Ended December 31,
                                                                  1999            1998           1997
                                                                  ----            ----           ----

                                                                 Amount   %      Amount   %     Amount    %
                                                                 ------   -      ------   -     ------    -
(Provision) benefit at statutory federal income tax rate....  $(3,558)   34.0    (745)   34.0   $2,768  (34.0)
State income tax, net of federal income tax benefit.........     (410)    3.9       -       -      171   (2.1)
Change in valuation allowance...............................      900    (8.6)    468   (21.4)    (559)   6.9
Non-deductible expenses.....................................     (650)    6.2    (467)   21.3     (716)   8.8
Foreign subsidiary..........................................      888    (8.5)    831   (37.9)       -      -
Other.......................................................   (1,047)   10.0      47    (2.1)      84   (1.1)
                                                               ------    ----      --    ----       --   ----

                                                              $(3,877)   37.0    $134    (6.1)  $1,748  (21.5)
                                                              =======    ====    ====    ====   ======  =====


     NOTE 10-EARNINGS PER SHARE

     For the years ended December 31, 1999, 1998 and 1997, the treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data.

     Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):



                                                          For the years ended December 31,
                                                          1999        1998          1997
                                                          ----        ----          ----
Net income (loss).....................................   $4,854     $(1,462)      $(6,844)
Deduct:
    Preferred stock dividend..........................        -      (1,010)       (3,857)
    Accretion of preferred stock......................        -      (4,093)       (3,590)
                                                       --------    --------      --------
Net income (loss) basic and diluted...................   $4,854     $(6,565)     $(14,291)
                                                       ========    ========      ========
Number of shares:
    Weighted average common shares outstanding-basic..   21,165      17,213         8,465
    Employee stock options (1)........................      722           -             -
                                                       --------    --------      --------
Weighted average common shares outstanding - diluted..   21,887      17,213         8,465
                                                       ========    ========      ========
Net income (loss) per common share-basic..............    $0.23       $0.38         $1.69
                                                       ========    ========      ========
Net income (loss) per common share-diluted............    $0.22       $0.38         $1.69
                                                       ========    ========      ========


     (1) The incremental shares resulting from the assumed exercise of options for the year ended 1998 and 1997 would be antidilutive and are therefore, excluded from the computation of diluted earnings (loss) per share.

    NOTE 11-FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of financial instruments held by the Company at December 31, 1999 are based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

     The fair value of the Company's credit facility is assumed to be equal to its carrying value, as the rates approximate market rates. At December 31, 1999 and 1998 approximately $137.2 million and $191.2 million was outstanding under the credit facility, respectively.

     The fair value of the Company's Senior Subordinated Notes was estimated by obtaining the quoted market price. The carrying amount of the Company's Senior Subordinated Notes was $198.7 million and $198.5 million, at December 31, 1999 and 1998, respectively. The fair value of the Company's Senior Subordinated Notes as of the same dates was estimated to be $188.7 million and $195.0 million, respectively.

     NOTE 12-COMMITMENTS AND CONTINGENCIES

     On December 17, 1999, the Company completed the sale of Neff Machinery, Inc., a wholly-owned subsidiary. The Company received $90.5 million and recorded a gain on the sale of $3.8 million. The terms of the Agreement provided for an adjustment to the purchase price based on the assets and liabilities of Neff Machinery, Inc. at the date of closing. In the opinion of the Company, it is due additional consideration of $8.8 million under the terms of the Agreement. The purchaser believes it is due $20.3 million under the terms of the Agreement. Because of the uncertainty of the outcome of this dispute, the Company has not recorded any additional amounts that may be receivable or payable under the terms of the Agreement.

     The Company and the members of its board of directors are defendants in at least six lawsuits filed in the Delaware Court of Chancery. Five of the suits were filed on February 29, 2000, and one was filed on March 1, 2000. The plaintiffs in the suits are shareholders of the Company, and purport to bring the suits as class actions on behalf of all persons who own the common stock of the Company. The complaints allege, among other things, that the Company and the individual defendants acted improperly in responding to a buyout bid made by a member of management in February 2000. The plaintiffs seek, among other things, injunctive relief and damages. The Company has not yet responded to the complaints. The Board of Directors has established a Special Committee to evaluate the buyout offer and review the plaintiffs' claims in the lawsuits.

     The Company is also a party to certain legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

     NOTE 13-RELATED PARTY TRANSACTIONS AND OTHER COMMITMENTS

     In May 1997, the Company acquired certain land and buildings used in its Florida operations for approximately $13.9 million from Atlantic Real Estate Holdings Corp. ("Atlantic"), an affiliate of the Company through common ownership.

     Prior to the acquisition of these assets, the Company leased these properties from Atlantic. The Company financed approximately $13.4 million of the purchase price with a mortgage note payable.

     The remaining purchase price consisted of the forgiveness of approximately $0.5 million in notes receivable from Atlantic. The assets were recorded at Atlantic's historical carrying value and approximately $2.9 million, net of income tax benefit of approximately $1.8 million, has been recorded as a distribution to stockholders in the accompanying statement of stockholders' equity (deficit).

     During 1999, 1998 and 1997 revenues from affiliated companies amounted to approximately $4.6 million, $2.2 million, and $0.7 million, respectively.

     Operating Leases

     During  1999,   1998  and  1997  rental  expense  under   operating   lease
arrangements amounted to approximately $7.3 million, $4.5 million, and $3.4 million, respectively.

     The Company leases real estate, rental equipment and other equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental amounts. As of December 31, 1999, future minimum rental payments under operating lease arrangements are as follows for the years ending December 31 (in thousands):

               2000........................$  9,708
               2001........................   9,205
               2002........................   9,019
               2003........................   7,008
               2004........................   4,242
               Thereafter..................   3,075
                                            -------
                                           $ 42,257
                                            =======

     NOTE 14-SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                   For the Years Ended
                                                                         December 31,

                                                            1999          1998          1997
                                                            ----          ----          ----
                                                                       (in thousands)
Supplemental Disclosure of Cash Flow Information

      Cash paid for interest............................  $ 41,353      $ 30,696     $ 10,367
                                                          ========      ========     ========
      Cash paid for taxes...............................  $  1,584      $    786     $    711
                                                          ========      ========     ========


      Cash paid for Acquisitions (Note 1) :
      Net assets acquired, net of cash................... $   2,787      $  91,546    $  34,405
      Goodwill..........................................      7,963         69,100       29,200
                                                          ---------      ---------    ---------
      Cash paid for acquisitions........................  $  10,750      $ 160,646    $  63,605
                                                          =========      =========    =========



     NOTE 15 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the quarterly operating results during 1999 and 1998 is as follows (in thousands except per share data):


                                                                   1999
                                              -------------------------------------------------
                                               1st           2nd           3rd            4th
                                             -------      --------       --------       -------
Revenues.................................   $ 91,652     $ 103,101      $ 103,780      $ 93,478
Gross Profit.............................     30,562        38,291         36,823        33,376
Net income (loss)........................   $    707     $   4,219      $     336      $   (408)

Earnings per share data - Basic:
Net income (loss)........................   $   0.03     $    0.20      $    0.02      $  (0.02)
                                            ========      ========       ========      ========

Earnings per share data - Diluted:
Net income (loss)........................   $   0.03     $    0.19      $    0.02      $  (0.02)
                                            ========      ========       ========      ========

                                                                   1998
                                            ---------------------------------------------------
                                                1st           2nd           3rd            4th
                                              ------        ------         ------        ------
Revenues................................    $ 61,846      $ 73,800       $ 89,905      $ 98,539
Gross Profit............................      19,970        25,082         31,309        34,062
Income (loss) before extraordinary item       (1,946)       (1,189)         1,671         2,677
Extraordinary item......................           -        (2,675)             -             -
Net income (loss).......................    $ (1,946)     $ (3,864)       $ 1,671      $  2,677

Earnings per share data - Basic:
Income (loss) before extraordinary item     $  (0.46)     $  (0.24)       $  0.08      $   0.13
Extraordinary item.....................            -         (0.15)             -             -
                                             -------       -------         ------       -------
Net income (loss)......................     $  (0.46)     $  (0.39)       $  0.08      $   0.13
                                             =======       =======         ======       =======
Earnings per share data - Diluted:
Income (loss) before extraordinary item     $  (0.46)     $  (0.24)       $  0.08      $   0.12
Extraordinary item.....................            -         (0.15)             -             -
                                            --------      --------        -------      --------
Net income (loss)......................     $  (0.46)     $  (0.39)       $  0.08      $   0.12
                                            ========      ========        =======      ========

     Certain amounts have been reclassified for comparative purposes.


NOTE 16-SEGMENT INFORMATION

     The Company has historically operated three segments: Neff Rental, Inc. ("Rental"), Neff Machinery, Inc.("Machinery") and S.A. Argentina. These segments were a result of the historical organization of the Company and the management of its subsidiaries. All of these segments rent and sell industrial and construction equipment, sell parts, merchandise and provide ongoing repair and maintenance service and have therefore been aggregated for disclosure purposes. Rental and Machinery's operations are conducted in the United States and S.A. Argentina's operations are conducted in South America. Machinery and S.A. Argentina were sold during the fourth quarter of 1999, (see Note 1).

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Neff Corp.

     We have audited the consolidated financial statements of Neff Corp. and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 23, 2000; such financial statements and report are included elsewhere in your 1999 Annual Report to Stockholders on Form 10-K. Our audits also included the financial statement schedule of Neff Corp. listed in
Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP


Miami, Florida
March 23, 2000

                                                                    SCHEDULE II

                                   NEFF CORP.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                              Balance     Charged to                                  Balance
                                         at Beginning      Costs and                                   at End
                                            of Period       Expenses      Other     Deductions (1)   of Period
Classification
Year ended December 31, 1999:
Allowance for doubtful accounts.............  $ 3,229     $ 2,317       $    -       $   (2,642)     $ 2,904
                                              =======     =======       ======        ==========      ======
Deferred tax valuation allowance............  $   900     $     -       $    -       $     (900)         $ -
                                              =======     =======       ======        ==========      ======
Year ended December 31, 1998:
Allowance for doubtful accounts.............  $ 1,092     $ 3,487       $    -       $   (1,350)     $ 3,229
                                              =======     =======       ======        ==========      ======
Deferred tax valuation allowance............  $ 1,368     $     -       $    -       $     (468)       $ 900
                                              =======     =======       ======        ==========      ======
Year ended December 31, 1997:
Allowance for doubtful account..............  $   375     $   957       $    -       $     (240)     $ 1,092
                                              =======     =======       ======        ==========      ======
Deferred tax valuation allowance............  $   809     $   559       $    -       $         -     $ 1,368
                                              =======     =======       ======        ==========      ======



     1) Deductions represent bad debt write-offs and adjustments to reflect future tax benefits based on their realization being more likely than not, and sales of subsidiaries.

                                    PART III

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

     1. Financial Statements. For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules in Item 8 on Page 19.

     2. Financial Statements Schedules.
        The following Supplementary Schedules are filed with this Annual Report on Form 10-K:

        See Index to Financial Statements and Schedules on Page 19.

     3. Exhibits

         Information with respect to this item is contained in Item 14(c) hereof and is incorporated herein by reference.


     (b)  Reports on Form 8-K

          During the last quarter of the period covered by this Annual Report, the following reports on Form 8-K were filed:

          From 8-K Report filed on December 2, 1999, reporting the sale of Sullair Argetina, S.A. under Item 5.

          Form 8-K Report filed on December 29, 1999 and amended on December 30, 1999 and March 2, 2000, reporting the sale of Neff Machinery, Inc. under item 5 and filing pro forma unaudited consolidated financial statements for Neff Corp. for the period ended September 30, 1999

     (c) Exhibits

          4.1 First Amendment to Amended and Restated Stockholder's Agreement between Jorge Mas, Juan Carlos Mas, Jose Ramon Mas, General Electric Capital Corporation, GECFS, Inc., Santos Fund I.L.P., Santos Capital Advisors, Inc., Kevin Fitzgerald and Neff Corporation.

          10.1 Agreement by and between Neff Corp. and Mark Irion, Chief Financial Officer, Neff Corp.

          10.2 Waiver to Credit Agreement dated March 22, 2000 among Neff Corp and Neff Rental, Inc. and Bankers Trust Company.

          27.1  Consolidated Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEFF CORP.



Date: March  29, 2000                                /s/ Mark H. Irion
                                                     -----------------------
                                                     Mark H. Irion
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                               Date


/s/ Kevin P. Fitzgerald
-----------------------       President,
Kevin P. Fitzgerald           Chief Executive Officer, Director  March  29, 2000

/s/ Mark H. Irion             Chief Financial Officer            March  29, 2000
-----------------------
Mark H. Irion

/s/ Jorge Mas                 Director                           March  29, 2000
-----------------------
Jorge Mas

/s/ Arthur B. Laffer          Director                           March  29, 2000
-----------------------
Arthur B. Laffer

/s/ Joel-Tomas Citron         Director                           March  29, 2000
-----------------------
Joel-Tomas Citron

/s/ Juan Carlos Mas           Director                           March  29, 2000
-----------------------
Juan Carlos Mas

/s/ Jose Ramon Mas            Director                           March  29, 2000
-----------------------
Jose Ramon Mas

/s/ Michael Markbreiter       Director                           March  29, 2000
-----------------------
Michael Markbreiter

                                    EXHIBITS



     EXHIBIT 4.1


                                 FIRST AMENDMENT
                                       TO
                              AMENDED AND RESTATED
                             STOCKHOLDERS' AGREEMENT


     FIRST AMENDMENT dated as of March 13, 2000 (this "Amendment") to the AMENDED AND RESTATED STOCKHOLDERS' AGREEMENT (the "Agreement") dated MARCH 25, 1998 by and among JORGE MAS, JUAN CARLOS MAS, JOSE RAMON MAS, each of whom is an individual residing in Florida, GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation, GECFS, Inc., a Nevada corporation, SANTOS FUND I, L.P., a Texas limited partnership, SANTOS CAPITAL ADVISORS, INC., a Florida corporation, KEVIN
P. FITZGERALD and NEFF CORP., a Delaware corporation.

     All capitalized terms not defined herein but defined in the Agreement shall have the meanings given to such terms in the Agreement.

                                   WITNESSETH:

     WHEREAS, the parties hereto desire that certain provisions of the Agreement be amended as herein set forth.

     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. Section 2(b)(i). Section 2(b)(i) of the Agreement is hereby amended by adding at the end thereof the following sentence:

     Notwithstanding anything to the contrary contained in the Agreement, the Board may be expanded to seven directors to add Mr. Michael Markbreiter as a member of the Board, in the director class whose term will expire in 2002. Upon Mr. Markbreiter's resignation or removal, the size of the Board will revert to six directors.

     2. No Other Amendments. Except as expressly amended hereby, the provisions of the Agreement are and shall remain in full force and effect.

     3. Counterparts. This Amendment may be executed by the parties hereto in any number of separate counterparts, each of which shall be deemed to be an original and all of which taken together shall be deemed to constitute one and the same instrument.

     4. Headings. The headings of this Amendment are for reference only and shall not limit or otherwise affect the meaning hereof.

    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the date first above written.

                                            ________________________________
                                            JORGE MAS

                                            ________________________________
                                            JUAN CARLOS MAS

                                            ________________________________
                                            JOSE RAMON MAS


                                            GENERAL ELECTRIC CAPITAL CORPORATION

                                            By:   __________________________
                                            Name: __________________________
                                            Title:__________________________

                                            GECFS, INC.

                                            By:   __________________________
                                            Name: __________________________
                                            Title:__________________________

                                            ________________________________
                                            KEVIN P. FITZGERALD

                                            SANTOS FUND I, L.P.
                                            By: Santos Fund, Inc., its
                                            general partner

                                            By:   __________________________
                                            Name: __________________________
                                            Title:__________________________

                                            SANTOS CAPITAL ADVISORS, INC.

                                            By:   __________________________
                                            Name: __________________________
                                            Title:__________________________

                                            NEFF CORP.

                                            By:   __________________________
                                            Name: __________________________
                                            Title:__________________________

     EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of the 1st day of March, 2000, by and between Neff Corp., a Delaware Company (the "Company"), and Mark Irion, an individual (the "Executive") (hereinafter collectively referred to as the "Parties").

     WHEREAS, the Executive and the Company have entered into a Severance Agreement, dated as of May 14, 1999 (the "Severance Agreement");

     WHEREAS, the Company continues to desire to employ the Executive as Chief Financial Officer of the Company and the Executive continues to desire to serve the Company as its Chief Financial Officer;

     WHEREAS, the Company and the Executive desire to terminate the Severance Agreement and set forth the terms of the Executive's continued employment with the Company herein:

     NOW, THEREFORE, in consideration of the foregoing, the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties, intending to be legally bound, agree as follows:

     1. Term. Subject to the provisions for termination set forth in Section 8, the initial term of employment under this Agreement shall be for a period of three (3) years commencing on the date hereof and shall be automatically extended for additional one (1) year periods, unless one of the Parties shall give written notice to the other on or before the date which is six (6) months prior to the expiration of the current term of the Agreement of such Party's election not to so extend this Agreement.

     2. Employment. The Executive shall be employed as Chief Financial Officer of the Company or in such other senior executive capacity as may be mutually agreed to in writing by the Parties. The Executive shall perform the duties, undertake the responsibilities and exercise the authority customarily performed, undertaken and exercised by persons situated in a similar executive capacity. The Executive shall report to the Chief Executive Officer of the Company.

     3. Base Salary and Bonus. The Company agrees to pay or cause to be paid to the Executive during the term of this Agreement a base salary at the rate of $160,000 per annum, which rate shall be reviewed at least annually by the Board of Directors of the Company (the "Board") and may be changed in the Board's discretion (hereinafter referred to as the "Base Salary"). Such Base Salary shall be payable in accordance with the Company's customary practices applicable to its senior executives. In addition to the Base Salary, Executive shall be eligible annually for the term of his employment under this Agreement to receive a cash bonus in the discretion of the Board.

     4. Employee Benefits. The Executive shall be entitled to participate in all employee benefit plans, practices and programs maintained by the Company and made available to employees generally including, without limitation all pension, retirement, profit sharing, savings, medical, hospitalization, disability, dental, life or travel accident insurance benefit plans. The Executive's participation in such plans, practices and programs shall be on the same basis and terms as are applicable to other similarly situated executives of the Company generally.

     5. Executive Benefits. The Executive shall be entitled to participate in all executive benefit or incentive compensation plans now maintained or hereafter established by the Company for the purpose of providing compensation and/or benefits to executives of the Company including, but not limited to, the Company's 401(k) Plan, the Company's 1998 Stock Incentive Plan, the Company's 1999 Stock Incentive Plan and any supplemental retirement, salary continuation, stock option, deferred compensation, supplemental medical or life insurance or other bonus or incentive compensation plans. Unless otherwise provided herein, or in the terms of such executive benefit or incentive compensation plans, the Executive's participation in such plans shall be on the same basis and terms as other similarly situated executives of the Company, but in no event on a basis less favorable in terms of benefit levels or reward opportunities applicable to the Executive as in effect on the date hereof. No additional compensation provided under any of such plans shall be deemed to modify or otherwise affect the terms of this Agreement or any of the Executive's entitlements hereunder.

     6. Other Benefits.

     (a) Fringe Benefits and Perquisites. The Executive shall be entitled to receive all fringe benefits and perquisites generally made available by the Company to similarly situated executives.

     (b)  Expenses.   The  Executive   shall  be  entitled  to  receive   prompt
reimbursement of all expenses reasonably incurred by him in connection with the performance of his duties hereunder.

     7. Vacation and Sick Leave. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, in accordance with the following:

     (a) The Executive shall be entitled to annual vacation in accordance with the policies as periodically established by the Board for similarly situated executives of the Company.

     (b) In addition to the aforesaid paid vacations, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment for such additional periods of time and for such valid and legitimate reasons as the Board in its discretion may determine. Further, the Board shall be entitled to grant to the Executive a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

     (c) The Executive shall be entitled to sick leave (without loss of pay) in accordance with the Company's policies as in effect from time to time.

     8. Termination. The Executive's employment hereunder may be terminated under the following circumstances:

     (a) Disability. The Company may terminate the Executive's employment after having established the Executive's Disability. For purposes of this Agreement, "Disability" means a physical or mental infirmity which impairs the Executive's ability to perform substantially his or her duties for a period of one hundred eighty (180) consecutive days. A determination of Disability shall be made by a physician satisfactory to both the Executive and the Company, which physician's determination as to Disability shall be made within 10 days of the request therefor and shall be binding on all parties; provided, however, that if the Executive and the Company do not agree on a physician, the Executive and the Company shall each select a physician and these two together shall select a third physician, which third physician's determination as to Disability shall be binding on all parties. The Executive shall be entitled to the compensation and benefits provided for under this Agreement for any period during the term of this Agreement and prior to the establishment of the Executive's Disability during which the Executive is unable to work due to a physical or mental infirmity. Notwithstanding anything contained in this Agreement to the contrary, until the Termination Date specified in a Notice of Termination (as each term is hereinafter defined) relating to the Executive's Disability, the Executive shall be entitled to return to his position with the Company as set forth in this Agreement in which event no Disability of the Executive will be deemed to have occurred.

     (b) Cause.  The  Company  may  terminate  the  Executive's  employment  for
"Cause." The Company shall be deemed to have terminated the Executive's employment for "Cause" in the event that the Executive's employment is terminated for any of the following reasons: (i) the commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Company; (ii) dishonesty or willful misconduct in the performance of duties; or (iii) willful violation of any law, rule or regulation in connection with the performance of duties (other than traffic violations or similar offenses); provided, that no act or failure to act shall be considered willful unless done or omitted to be done in bad faith and without reasonable belief that the action or omission was in the best interests of the Company. Notwithstanding anything contained in this Agreement to the contrary, no failure to perform by the Executive after Notice of Termination is given by the Company shall constitute Cause for purposes of this Agreement.

     (c) (i) Good Reason. The Executive may terminate his employment for "Good Reason." For purposes of this Agreement, Good Reason shall mean the occurrence of any of the events or conditions described in this Section (c)(i):

     (A) during the two (2) year period following a Change in Control (as defined):

     (1) a change in the Executive's status, title, position or responsibilities (including reporting responsibilities) which, in the Executive's reasonable judgment, does not represent a promotion from his status, title, position or responsibilities as in effect immediately prior thereto; the assignment to the Executive of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with such status, title, position or responsibilities; or any removal of the Executive from or failure to reappoint or reelect him to any of such positions, except in connection with the termination of his employment for Disability, Cause, as a result of his death or by the Executive other than for Good Reason;

     (2) a reduction in the Executive's Base Salary or any failure to pay the Executive any compensation or benefits to which he is entitled within five (5) days of the date due;

     (3) a failure by the Company to increase the Executive's Base Salary at least annually at a percentage of Base Salary no less than the average percentage increases granted to the Executive during the three most recent full years ended prior to a Change in Control;

     (4) the failure by the Company to (i) continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or benefit plan in which the Executive was participating at the time of the Change in Control, including, but not limited to, the Company's 401(k) Plan, the Company's 1998 Stock Incentive Plan, the Company's 1999 Stock Incentive Plan or
(ii) provide the Executive with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program and practice as in effect immediately prior to the Change in Control (or as in effect following the Change in Control, if greater).

     (5) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy, of the Company;

     (6) any material breach by the Company of any provision of this Agreement;

     (7) any purported termination of the Executive's employment for Cause by the Company which does not comply with the terms of Section 8 of this Agreement;

                                       or

     (8) the failure of the Company to obtain an agreement, satisfactory to the Executive, from any successor or assign of the Company to assume and agree to perform this Agreement, as contemplated in Section 13 hereof;

     (9) the Company requires the Executive to be based at any office located more than fifty (50) miles from the office where the Executive is currently based without the Executive's consent;

     (B) the nature of Executive's duties or the scope of Executive's responsibilities (including reporting responsibilities) is materially modified by the Company without Executive's written consent where such material modification constitutes a demotion of Executive or a substantial reduction in Executive's responsibilities;

     (C) a reduction in the Executive's Base Salary;

     (D) any material breach by the Company of any provision of this Agreement that has not been cured within thirty (30) days following receipt by the Company of written notice thereof from the Executive specifically identifying such material breach;

                                       or

     (E) this Agreement is not assumed by any successor to the Company pursuant to Section 13 hereof in a situation other than a Change in Control.

     (ii) The  Executive's  right to terminate his  employment  pursuant to this
Section 8(c) shall not be affected by his incapacity due to physical or mental illness if such incapacity occurs after the event or condition giving rise to Executive's right to terminate his employment pursuant to this Section 8(c).

     (d) Voluntary Termination. The Executive may voluntarily terminate his employment hereunder at any time.

     (e) For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

     (i) An acquisition (other than directly from Neff Corp. (the (Company)) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty percent (30%) or more of the then outstanding Shares or the combined voting power of the Company's then outstanding Voting Securities; provided, however, that Beneficial Ownership by any of Jorge Mas, Juan Carlos Mas, Jose Ramon Mas, or aggregate Beneficial Ownership by General Electric Capital Corporation and any of its 100% Affiliates (as defined), of thirty percent (30%) or more of the then outstanding Shares or the combined voting power of the Company's then outstanding Voting Securities shall not constitute a Change in Control; provided further, however, in determining whether a Change in Control has occurred, Shares or Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (A) an employee benefit plan (or a trust forming a part thereof) maintained by (1) the Company or (2) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"),
(B) the Company or its Subsidiaries, or (C) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

     (ii) The individuals who, as of the date of this Agreement are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the members of the Board of Directors of the Company; provided, however, that if the election, or nomination for election by the Company's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest;

                                       or

     (iii) The consummation of:


     (A) A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a "Non-Control Transaction." A "Non-Control Transaction" shall mean a merger, consolidation or reorganization of the Company where:

     (1) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least fifty percent (50%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

     (2) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or a corporation beneficially directly or indirectly owning a majority of the Voting Securities of the Surviving Corporation, and

     (3) no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof) that, immediately prior to such merger, consolidation or reorganization, was maintained by the Company, or any Subsidiary, or (iv) any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifty percent (50%) or more of the then outstanding Voting Securities or Shares, has Beneficial Ownership of fifty percent (50%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities or its common stock.

     (B) A complete liquidation or dissolution of the Company;

                                       or

     (C) The sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

     Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding Shares or Voting Securities as a result of the acquisition of Shares or Voting Securities by the Company which, by reducing the number of Shares or Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Shares or Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Shares or Voting Securities which increases the percentage of the then outstanding Shares or Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

     If the Executive's employment is terminated by the Company without Cause prior to the date of a Change in Control but the Executive reasonably demonstrates that the termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a change in control or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control which has been threatened or proposed, such termination shall be deemed to have occurred after a Change in Control for purposes of this Plan provided a Change in Control shall actually have occurred.

     For the purposes of this Agreement, "100% Affiliate" means with respect to any Person, (i) each other Person that, directly or indirectly, owns or controls one hundred percent (100%) of the stock having ordinary voting power in the election of directors of such Person, (ii) each other Person of which the stock having ordinary voting power in the election of its directors is owned or controlled one hundred percent (100%) by such Person, or (iii) each other Person of which the stock having ordinary voting power in the election of its directors is owned or controlled one hundred percent (100%) by any Person defined in clause (i) above or any of its 100% Affiliates.

     (f) Notice of Termination. Any purported termination by the Company or by the Executive shall be communicated by written Notice of Termination to the other. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which indicates the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. For purposes of this Agreement, no such purported termination of employment shall be effective without such Notice of Termination.

     (g) Termination Date, Etc. "Termination Date" shall mean in the case of the Executive's death, his date of death, or in all other cases, the date specified in the Notice of Termination subject to the following:

     (i) If the Executive's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty (30) days; and

     (ii) If the Executive's employment is terminated for Good Reason, the date specified in the Notice of Termination shall not be more than sixty (60) days from the date the Notice of Termination is given to the Company.

     9. Compensation Upon Termination. Upon termination of the Executive's employment during the term of this Agreement (including any extensions thereof), the Executive shall be entitled to the following benefits:

     (a) If the Executive's employment is terminated by the Company for Cause or Disability or by the Executive (other than for Good Reason), or by reason of the Executive's death, the Company shall pay the Executive all amounts earned or accrued hereunder through the Termination Date but not paid as of the Termination Date, including (i) Base Salary, (ii) reimbursement for any and all monies advanced or expenses incurred in connection with the Executive's employment for reasonable and necessary expenses incurred by the Executive on behalf of the Company for the period ending on the Termination Date, (iii) vacation pay, (iv) any bonuses or incentive compensation and (v) any previous compensation which the Executive has previously deferred (including any interest earned or credited thereon) (collectively, "Accrued Compensation"). In addition to the foregoing, if the Executive's employment is terminated by the Company for Disability or by reason of the Executive's death, the Company shall pay to the Executive or his beneficiaries as severance pay each month for the eighteen (18) months immediately following the date of termination an amount in cash equal to the difference, if any, between (i) the sum of (y) the amount of payments Executive receives or will receive during that month pursuant to the disability insurance policies maintained by the Company for Executive's benefit and (z) the adjustment described in the next sentence and (ii) Executive's base monthly salary on the date of termination due to Disability. The adjustment referred to in clause (z) of the preceding sentence is the amount by which any tax-exempt payments referred to in clause (y) would need to be increased if such payments were subject to tax in order to make the after-tax proceeds of such payments equal to the actual amount of such tax-exempt payments. The Executive's entitlement to any other compensation or benefits shall be determined in accordance with the Company's employee benefit plans and other applicable programs and practices then in effect.

     (b) If the Executive's employment by the Company shall be terminated (1) by the Company other than for Cause, death or Disability or (2) by the Executive for Good Reason, then the Executive shall be entitled to the benefits provided below:

     (i) the Company shall pay the Executive all Accrued Compensation;

     (ii) the Company shall pay the Executive as severance pay and in lieu of any further salary for periods subsequent to the Termination Date, in a single payment an amount in cash equal to one and one-half (1.5) times the sum of (A) the Executive's Base Salary at the highest rate in effect at any time within the ninety (90) day period ending on the date the Notice of Termination is given (or if the Executive's employment is terminated after a Change in Control, the Executive's Base Salary immediately prior to the Change in Control, if greater) and (B) the "Bonus Amount." The term "Bonus Amount" shall mean the greatest amount of the cash awards received by the Executive during any of the three fiscal years immediately preceding the Termination Date;

     (iii) for a period of eighteen (18) months following such termination, the Company shall at its expense continue on behalf of the Executive and his dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits which were being provided to the Executive at the time Notice of Termination is given (or, if the Executive is terminated following a Change in Control, the benefits provided to the Executive at the time of the
Change in Control,  if  greater).  The  benefits  provided in this Section 9 (b)
(iii) shall be no less favorable to the Executive, in terms of amounts and deductibles and costs to him, than the coverage provided the Executive under the plans providing such benefits at the time Notice of Termination is given (or, if the Executive is terminated following a Change in Control, at the time of the Change in Control if more favorable to the Executive). The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverage of the combined benefit plans is no less favorable to the Executive, in terms of amounts and deductibles and costs to him, than the coverage required to be provided hereunder. This Subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive or his dependents may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including, without limitation, retiree medical and life insurance benefits; and

     (iv) for a period of eighteen (18) months following such termination, the Company shall at its expense continue on behalf of the Executive the car allowance which was being provided to the Executive at the time Notice of Termination is given (or, if the Executive is terminated following a Change in Control, the car allowance provided to the Executive at the time of the Change of Control, if greater). The Company's obligation hereunder with respect to the car allowance shall terminate if the Executive receives a car allowance pursuant to a subsequent employer's benefit plans or practices.

     (v) all restrictions on any outstanding award (including restricted stock and performance stock awards) granted to the Executive shall lapse and such awards shall become fully (100%) vested immediately, assuming all performance targets and goals (if applicable) had been fully met by the Company and by the Executive, as applicable, for such year, and all stock options and stock appreciation rights granted to the Executive shall become fully (100%) vested and shall become immediately exercisable.

     (c) The amounts provided for in Sections 9(a) and 9(b)(i), (ii) and (iv) shall be paid within ten (10) days after the Executive's Termination Date.

     (d) The Executive shall not be required to mitigate the amount of any payment, benefit or other Company obligation provided for in this Agreement by seeking other employment or otherwise and no such payment, benefit or other Company obligation shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

     10. Termination of Severance Agreement. Effective as of the date hereof, the Severance Agreement shall be terminated and shall be of no further force or effect.

     11. Unauthorized Disclosure. The Executive shall not make any Unauthorized Disclosure. For purposes of this Agreement, "Unauthorized Disclosure" shall mean disclosure by the Executive without the consent of the Board to any person, other than an employee of the Company or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an executive of the Company or as may be legally required, of any confidential information obtained by the Executive while in the employ of the Company (including, but not limited to, any confidential information with respect to any of the Company's customers or methods of distribution) the disclosure of which he knows or has reason to believe will be materially injurious to the Company; provided, however, that such term shall not include the use or disclosure by the Executive, without consent, of any information known generally to the public (other than as a result of disclosure by him in violation of this Section 11) or any information not otherwise considered confidential by a reasonable person engaged in the same business as that conducted by the Company.

     12. Indemnification.

     (a) General. The Company agrees that if the Executive is made a party or threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "Proceeding"), by reason of the fact that the Executive is or was a director or officer of the Company or any subsidiary thereof or is or was serving at the request of the Company or any subsidiary thereof as a director, officer, member, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including, without limitation, service with respect to employee benefit plans, whether or not the basis of such Proceeding is alleged action in an official capacity as a director, officer, member, employee or agent while serving as a director, officer, member, employee or agent, the Executive shall be indemnified and held harmless by the Company to the fullest extent authorized by Florida law, as the same exists or may hereafter be amended, against all Expenses (as hereinafter defined) incurred or suffered by the Executive in connection therewith, and such indemnification shall continue as to the Executive even if the Executive has ceased to be an officer, director, or agent, or is no longer employed by the Company and shall inure to the benefit of his heirs, executors and administrators; provided, however, that the Executive shall not be so indemnified for any Proceeding which shall have been adjudicated to have arisen out of or been based upon his willful misconduct, bad faith, gross negligence or reckless disregard of duty or his failure to act in good faith in the reasonable belief that his action was in the best interests of the Company.

     (b) Expenses. As used in this Agreement, the term "Expenses" shall include, without limitation, damages, losses, judgments, liabilities, fines, penalties, excise taxes, settlements, and costs, attorneys' fees, accountants' investigations, and any expenses of establishing a right to indemnification under this Agreement.

     (c)  Enforcement.  If a claim or  request  for  indemnification  under this
Section 12 is not paid by the Company or on its behalf, within thirty (30) days after a written claim or request has been received by the Company, the Executive may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim or request and if successful in whole or in part, the Executive shall be entitled to be paid also the expenses of prosecuting such suit. All obligations for indemnification hereunder shall be subject to, and paid in accordance with, applicable Florida law.

     (d) Partial Indemnification. If the Executive is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of any Expenses, but not, however, for the total amount thereof, the Company shall nevertheless indemnify the Executive for the portion of such Expenses to which Executive is entitled.

     (e) Advances of Expenses. Expenses incurred by the Executive in connection with any Proceeding shall be paid by the Company in advance upon request of the Executive that the Company pay such Expenses and upon the Executive's delivery of an undertaking to reimburse the Company for Expenses with respect to which the Executive is not entitled to indemnification.

     (f) Notice of Claim. The Executive shall give to the Company notice of any claim made against him for which indemnification will or could be sought under this Agreement, but the failure of the Executive to give such notice shall not relieve the Company of any liability the Company may have to the Executive except to the extent that the Company is prejudiced thereby. In addition, the Executive shall give the Company such information and cooperation as it may reasonably require and as shall be within the Executive's power and at such time and places as are convenient for the Executive.

     (g) Defense of Claim. With respect to any Proceeding as to which the Executive notifies the Company of the commencement thereof;

     (i) The Company will be entitled to participate therein at its own expense; and

     (ii) Except as otherwise provided below, to the extent that it may wish, the Company will be entitled to assume the defense thereof, with counsel reasonably satisfactory to the Executive. The Executive also shall have the right to employ his own counsel in such action, suit or proceeding if he reasonably concludes that failure to do so would involve a conflict of interest between the Company and the Executive, and under such circumstances the fees and expenses of such counsel shall be at the expense of the Company.

     (iii) The Company shall not be liable to indemnify the Executive under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent. The Company shall not settle any action or claim in any manner which would not include a full and unconditional release of the Executive without the Executive's prior written consent. Neither the Company nor the Executive will unreasonably withhold or delay their consent to any proposed settlement.

     (h) Non-exclusivity. The right to indemnification and the payment of Expenses incurred in defending a Proceeding in advance of its final disposition conferred in this Agreement shall not be exclusive of any other right which the Executive may have or hereafter may acquire under any statute, provision of the declaration of trust or certificate of incorporation or by-laws of the Company or any subsidiary, agreement, vote of shareholders or disinterested directors or otherwise.

     13. Successors and Assigns.

     (a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its successors and assigns and the Company shall require any successor or assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. The term "the Company" as used herein shall include such successors and assigns. The term "successors and assigns" as used herein shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

     14. Covenant Not to Compete

     (a) The Executive agrees that during the term of this Agreement and for one
(1) year subsequent to termination of Executive's employment with the Company for any reason (the "Non-Compete Term") the Executive shall not:

     (i) Either directly or indirectly, for himself or on behalf of or in conjunction with any other person, persons, company, firm, partnership, corporation, business, group or other entity (each, a "Person"), engage in any business or activity, whether as an employee, consultant, partner, principal, agent, representative, stockholder or other individual, corporate, or representative capacity, or render any services or provide any advice or substantial assistance to any business, person or entity, if such business, person or entity, directly or indirectly will in any way compete with the Company (a "Competing Business"). Without limiting the generality of the foregoing, for purposes of this Section 14, it is understood that Competing Businesses shall include any business which rents or sells construction or industrial equipment or engages in the sale of maintenance, repair or operating supplies; provided, however, that notwithstanding the foregoing, the Executive may make passive investments in up to 2% of the outstanding publicly traded common stock of an entity which operates a Competing Business.

     (ii) Either directly or indirectly, for himself or on behalf of or in conjunction with any other Person, solicit, hire or divert any Person who is, or who is, at the time of termination of the Executive's employment, or has been within six (6) months prior to the time of termination of Executive's employment, an employee of the Company or any of its subsidiaries for the purpose or with the intent of enticing such employee away from the employ of the Company or any of its subsidiaries.

     (iii) Either directly or indirectly, for himself or on behalf of or in conjunction with any other Person, solicit, hire or divert any Person who is, or who is, at the time of termination of the Executive's employment, or has been within six (6) months prior to the time of termination of Executive's employment, a customer or supplier of the Company or any of its subsidiaries for the purpose or with the intent of (A) inducing or attempting to induce such Person to cease doing business with the Company or (B) in any way interfering with the relationship between such Person and the Company.

     (b) Because of the difficulty of measuring economic losses to the Company as a result of a breach of the foregoing covenants, and because of the immediate and irreparable damage that could be caused to the Company for which it would have no other adequate remedy, the Executive agrees (i) that the foregoing covenants, in addition to and not in limitation of any other rights, remedies or damages available to the Company at law, in equity or under this Agreement, may be enforced by the Company in the event of the breach or threatened breach by the Executive, by injunctions and/or restraining orders and (ii) to pay the sum of one thousand dollars ($1,000) per day for each day during which the Executive is in breach of such covenants as liquidated damages or, if greater, the amount of damages the Company can reasonably demonstrate it incurred as a result of such breach. The Company and Executive agree that the dollar amount in clause
(ii) of the preceding sentence represents the product of their good faith negotiations. If the Company is involved in court or other legal proceedings to enforce the covenants contained in this Section 14, then in the event the Company prevails in such proceedings, the Executive shall be liable for the payment of reasonable attorneys' fees, costs and ancillary expenses incurred by the Company in enforcing its rights hereunder.

     (c) The covenants in this Section 14 are severable and separate, and the unenforceability of any specific covenant shall not affect the provisions of any other covenant. Moreover, in the event any court of competent jurisdiction shall determine that the scope, time or territorial restrictions set forth herein are unreasonable, then it is the intention of the parties that such restrictions be enforced to the fullest extent that such court deems reasonable, and the Agreement shall thereby be reformed to reflect the same.

     (d) All of the covenants in this Section 14 shall be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Company whether predicated on this Agreement or otherwise shall not constitute a defense to the enforcement by the Company of such covenants. It is specifically agreed that the period following the termination of the Executive's employment with the Company during which the agreements and covenants of the Executive made in this
Section 14 shall be effective, shall be computed by excluding from such computation any time during which the Executive is in violation of any provision of this Section 14.

     (e) Notwithstanding any of the foregoing, if any applicable law, judicial ruling or order shall reduce the time period during which the Executive shall be prohibited from engaging in any competitive activity described in Section 14 hereof, the period of time for which the Executive shall be prohibited pursuant to Section 14 hereof shall be the maximum time permitted by law.

     15. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of
Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the President. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

     16. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its subsidiaries and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company or any of its subsidiaries. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or any of its subsidiaries shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     17. Settlement of Claims. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

     18. Survival. The agreements and obligations of the Company and the Executive made in Sections 9, 11, 12, 14, 15, 18 and 19 of this Agreement shall survive the expiration or termination of this Agreement.

     19. Federal Income Tax Withholding. The Company may withhold from any benefits payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

     20. Pooling Transactions. Notwithstanding anything to the contrary, in the event of a Change in Control which is also intended to constitute a pooling transaction, the Company shall take such actions, if any, as specifically recommended by an independent accounting firm retained by the Company to the extent reasonably necessary in order to assure that the pooling transaction will qualify as such, including, without limitation, (i) deferring the vesting, exercise, payment, settlement or lapsing restrictions with respect to any payments of base salary, other payments or benefits, allowances, awards, reimbursements or perquisites that are provided for hereunder, (ii) providing that the payment or settlement be made in the form of cash, Voting Securities or securities of a successor or acquirer of the Company, or a combination of the foregoing, and (iii) providing for the extension of the term of any option to the extent necessary to accommodate the foregoing, but not beyond the maximum term of such option.

     21. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     22. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Florida, without giving effect to the conflict of law principles thereof.

     23.  Jurisdiction  and Venue.  Each of the parties to this Agreement hereby
(a) consents to personal jurisdiction in any suit, claim, action or proceeding relating to or arising under this Agreement which is brought in any local or federal court in the State of Florida, (b) consents to service of process upon such party in the manner set forth in Section 15 hereof, and (c) waives any objection such party may have to venue in any such Florida court or to any claim that any such Florida court is an inconvenient forum.

     24. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     25. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.


                                                     NEFF CORP.



                                                     By:
                                                          Name:
                                                         Title:

    EXHIBIT 10.2


                                     WAIVER


     WAIVER TO CREDIT AGREEMENT (this "Waiver"), dated as of March 22, 2000, among NEFF CORP. (the "Company"), NEFF RENTAL, INC. ("Neff Rental", and together with the Company, the "Borrowers", and each a "Borrower"), the lenders party to the Credit Agreement referred to below (the "Lenders"), and Bankers Trust Company, as Agent (the "Agent"). All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided such terms in the Credit Agreement.

                              W I T N E S S E T H :

     WHEREAS, the Borrowers, the Lenders and the Agent are party to a Credit Agreement, dated as of May 1, 1998 (as amended, modified or supplemented to, but not including, the date hereof, the "Credit Agreement"); and

     WHEREAS, subject to the terms and conditions of this Waiver, the parties hereto agree as follows;

     NOW, THEREFORE, it is agreed:

     1. The Lenders hereby waive any Default or Event of Default which may have arisen under the Credit Agreement solely as a result of the Company failing to comply with Section 9.08 of the Credit Agreement for the Test Period ended on December 31, 1999, so long as the Consolidated Interest Coverage Ratio for such Test Period was at least 2.95:1.00.

     2. In order to induce the Lenders to enter into this Waiver, each Borrower hereby represents and warrants that (i) no Default or Event of Default exists as of the Waiver Effective Date (as defined below) and after giving effect to this Waiver, and (ii) on the Waiver Effective Date and after giving effect to this Waiver, all representations and warranties contained in the Credit Agreement and in the other Credit Documents are true and correct in all material respects.

     3. This Waiver shall become effective on the date (the "Waiver Effective Date") when (i) each Borrower and the Required Lenders shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Agent at the Notice Office and (ii) the Company shall have paid to the Agent for the account of each Lender who has executed a counterpart hereof and delivered same to the Agent at the Notice Office on or prior to 12:00 Noon (New York time) on Wednesday, March 22, 2000, a waiver fee equal to 0.10% of such Lender's Revolving Loan Commitment at such time.

     4. This Waiver is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

     5. This Waiver may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with each Borrower and the Agent.

     6. THIS WAIVER AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK.
                                      * * *

     IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Waiver to be duly executed and delivered as of the date hereof.

                                             NEFF CORP.


                                             By
                                             Title:


                                             NEFF RENTAL, INC.


                                             By
                                             Title:


                                             BANKERS TRUST COMPANY, Individually
                                             and as Agent



                                             By
                                             Title:


                                             DEUTSCHE FINANCIAL SERVICES



                                             By
                                             Title:


                                             TRANSAMERICA BUSINESS CREDIT
                                             CORPORATION

                                             By
                                             Title:

                                             LASALLE BUSINESS CREDIT, INC.



                                             By
                                             Title:


                                             CIT GROUP/BUSINESS CREDIT, INC.



                                             By
                                             Title:


                                             IBJ SCHRODER BUSINESS CREDIT
                                             CORPORATION



                                             By
                                             Title:


                                             NATIONAL BANK OF CANADA


                                             By
                                             Title:


                                             SUMMIT BANK


                                             By
                                             Title:

                                            FIRST UNION NATIONAL BANK


                                             By
                                             Title:


                                             UNION BANK OF CALIFORNIA N.A.



                                             By
                                             Title:



                                             BANK ATLANTIC



                                             By
                                             Title:



                                             BNY FINANCIAL CORPORATION



                                             By
                                             Title:



                                             BNY FINANCIAL CORPORATION



                                             By
                                             Title:



                                             FLEET NATIONAL BANK



                                             By
                                             Title:

                                             BANK OF BOSTON, N.A.



                                             By
                                             Title:




                                             GMAC COMMERCIAL CREDIT LLC



                                             By
                                             Title:



                                            CREDIT LYONNAIS, NEW YORK BRANCH



                                             By
                                             Title:



                                            FLEET CAPITAL CORPORATION



                                             By
                                             Title: