Form 10-K/A
period 1999-12-31
NEFF CORP
filed 2000-04-28
CIK 1057725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1999 Commission File Number: 001-14145

                                   NEFF CORP.
             (Exact Name of registrant as specified in its charter)


DELAWARE                                                  65-0626400
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


             3750 N.W. 87th AVENUE, SUITE 400, MIAMI, FLORIDA 33178
               (Address of principal executive offices) (Zip Code)

                  Registrans's telephone number: (305) 513-3350

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
_______________________                                  ______________________
Class A Common Stock
Par Value $.01 per share                                 New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of class)
                                      None


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of April 21, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27.3 million. As of April 21, 2000, there were 16,065,350 shares of the registrant's Class A Common Stock outstanding.

                      Documents incorporated by reference:

                                      None

     Neff Corp. hereby amends its Annual Report on Form 10-K as set forth in the pages attached hereto:

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT

     Biographical information with respect to the Company's current executive officers and directors as of April 21, 2000 is as follows:



                                                                                 Director Term to
             Name               Age      Positions or Offices with the Company     Since    Expire

Jorge Mas....................    37  Chairman of the Board                          1995     2001
Kevin P. Fitzgerald..........    43  President and Chief Executive Officer,         1995     2001
                                     Secretary, Treasurer, Director
Juan Carlos Mas..............    34  Director.                                      1995     2000
Jose Ramon Mas...............    28  Director                                       1995     2000
Joel-Tomas Citron............    36  Director                                       1998     2002
Paul E. Dean.................    62  Director                                       2000     2001
Arthur B. Laffer.............    59  Director                                       1998     2002
Michael Markbreiter .........    37  Director                                       2000     2002



     The following are brief summaries of the business experience during at least the past five years of each of the directors of the Company:

     Jorge Mas was the Chief Executive Officer of MasTec, Inc., a public company engaged in the telecommunications construction business, from March 1994 to October 1999. In addition, Mr. Mas is involved in several real estate holding companies, the Chairman of the Board of MasTec, Inc. and on the Board of Directors of First Union National Bank. Mr. Mas has been Chairman of the Cuban American National Foundation, Inc., a not-for-profit organization, since July 1999. Mr. Mas also serves on the board of directors of Nova Southeastern University.

     Mr. Fitzgerald joined the Company in 1995 as President and Chief Executive Officer. From 1991 through July, 1995, he was a Senior Vice President for the investment banking firm of Houlihan Lokey Howard and Zukin. He is also a member of the board of directors of Geoworks Corporation.

     Arthur B. Laffer has been Chairman of the Board of Directors of Laffer Associates, an economic research and financial consulting firm, since 1979 and Chief Executive Officer, Laffer Advisors Inc., an investment advisor and broker-dealer, since 1981. Mr. Laffer is a director of Nicholas Applegate Mutual Funds, Oxigene, Inc., MasTec, Inc. and Coinmach Laundry Corporation.

     Joel-Tomas Citron has been the Chief Executive Officer of MasTec, Inc. since October 1999 and the President since May 1999. Mr. Citron was the managing partner of Triscope Capital LLC, a private investment partnership, from January 1998 until December 1998, and Chairman of the Board of Directors of the United States subsidiary of Proventus AB, a privately held investment company based in Stockholm, Sweden, from January 1992 to December 1997. Mr. Citron is also Vice-Chairman of the board of directors of MasTec, Inc. and a director of Telergy, Inc.

     Juan Carlos Mas is currently a director and President of the Construction Division of Church and Tower, a subsidiary of MasTec, Inc., where he has been employed for the past five years.

     Jose Ramon Mas is a director and President of the Telecommunications Division of Church and Tower, a subsidiary of MasTec, Inc., where he has been employed for the past five years.

     Michael Markbreiter has been engaged in management consulting and investing for Displaytech, Inc. since February 2000 and Teletrax, Inc. since September 1999. From 1995 to 1999, he was a portfolio manager for private equity investments for Klingdon Capital Management Corp., a manager of investment funds. In April 1994, he co-founded Ram Investment Corp., a venture capital company. From March 1993 to January 1994, he was a portfolio manager for Klingdon Capital Management Corp. Prior to February 1993, he was an analyst at
Alliance Capital Management Corp. Mr. Markbreiter is a director of Alyn Corporation.

     Paul E. Dean was associated with Dow Chemical Company for over thirty years prior to his retirement in August 1993. From 1991 until his retirement, Mr. Dean was the Director of Corporate New Ventures at Dow Chemical Company. From 1987 to 1991, Mr. Dean was Michigan Director of Research and Development at Dow Chemical Company, and prior to that, Mr. Dean held various management positions in technical service and development and in research and manufacturing.

     The following are biographical summaries of the business experience during at least the past five years of each of the executive officers of the Company, other than those executive officers who are also serving as directors of the
Company:

     Mark H. Irion has served as the Company's Chief Financial Officer since May 1999. He joined the company in 1998 after being employed as Chief Financial
Officer of R.S. Computer Sales, Inc., a network integration company, from 1997 to 1998. From 1994 to 1997, Mr. Irion served as Chief Financial Officer of Markvision Holdings, Inc., a computer distribution company. Prior to 1994, Mr. Irion was employed by Deloitte & Touche LLP, a public accounting firm.

     Peter G. Gladis joined the Company in 1995 after 20 years of employment with Hertz Corporation, most recently, as Regional Vice President of western region operations. Mr. Gladis is the Senior Vice President of Neff Rental. Mr. Gladis has over 25 years of experience in the equipment rental industry.

     All officers serve at the discretion of the Board of Directors. Jorge Mas, Juan Carlos Mas and Jose Ramon Mas, all of whom are members of the Board of Directors, are brothers. There are no other family relationships among the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     The directors and executive officers of the Company are required to file reports of initial ownership and changes of ownership of Class A Common Stock with the Securities and Exchange Commission and with the New York Stock Exchange. To the Company's best knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required, the required filings of all directors and executive officers were filed timely, with the exception of the Form 3 for Mr. Markbreiter, which was filed late, and the Form 3 for Mr. Irion, which was filed late.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation for services in all capacities to the Company and its subsidiaries, of the Chief Executive Officer and each of the other two most highly paid executive officers whose total compensation for 1999 exceeded $100,000 and two former executive officers who would have been named officers but for the fact that they were not serving as executive officers of the Company on December 31, 1999 ("named executive officers").



                                                      Summary Compensation Table
                                                                                Securities
                                                                                Underlying
   Name and Principal Position         Year         Salary        Bonus        Options/SARs

Kevin P. Fitzgerald                    1999        $250,000      $250,000           --
President and Chief Executive          1998        250,000       300,000        407,220(1)
Officer                                1997        246,000       150,000            --


Peter G. Gladis                        1999        $225,000      $75,000            --
Senior Vice President, Neff            1998        185,000        75,000          60,000
Rental, Inc.                           1997        150,000        75,000            --


Mark H. Irion(2)                       1999        $110,000      $50,000            --
Chief Financial Officer                1998        $25,600        $5,000          5,000


Bonnie S. Biumi(3)                     1999        $86,000          --              --
Chief Financial Officer                1998        $175,000      $60,000          35,000
                                       1997           --            --              --


Robert G. Warren(4)                    1999        $71,150          --              --
Senior Vice President, Neff            1998        160,000       $50,000          45,000
Machinery, Inc.                        1997        155,000       $25,000            --



(1) In 1995, Mr. Fitzgerald and the Company entered into an option agreement granting him an option to purchase shares of Common Stock representing 3% of the issued and outstanding Common Stock of the Company for an aggregate purchase price of approximately $1.6 million. Upon consummation of the Company's initial public offering in May 1998, the number of shares subject to this option was increased by 207,220 shares in order to maintain his 3% ownership interest in the Company. No further options will be granted to Mr. Fitzgerald pursuant to the 1995 option agreement. Also in 1998, Mr. Fitzgerald received options to purchase 200,000 shares of Common Stock pursuant to the Neff Corp. 1998 Incentive Stock Plan. In 1999, Mr. Fitzgerald transferred options to purchase 428,610 shares of Common Stock to his ex-wife.
(2) Mr. Irion commenced work as the chief financial officer of the Company's wholly-owned subsidiary, Neff Rental, Inc. in September 1998 at an annual salary of $92,000. He became the Company's chief financial officer in May 1999.
(3) Ms. Biumi commenced work for the Company on December 29, 1997. Ms. Biumi resigned from the Company in May 1999.
(4) Mr. Warren resigned from the Company in April 1999. In addition to the amounts shown in the table, in April 1999 Mr. Warren received a severance payment of $185,000 upon his resignation in accordance with the terms of a Severance Agreement between himself and the Company. The terms of this Severance Agreement are described below in "Employment Agreements; Change-in-Control Arrangements."

Stock Option Grants and Exercises

     No stock options were granted to the named executive officers in 1999 and none of the named executive officers exercised any options in 1999. No awards under the Company's long-term incentive plan, the Phantom Stock Option Plan, were granted to the named executive officers in 1999.

     The following table provides information related to the number and value of options held by the named executive officers at the end of 1999. The last sales price of Class A Common Stock as reported by the New York Stock Exchange on December 31, 1999 was $6.375.


                                                     Fiscal Year End Option Values

                                        Number of Securities Underlying      Value of Unexercised
                                       Unexercised Options at Fiscal Year  "In-the-Money" Options at
                                                      End                     Fiscal Year End(1)
                                      ---------------------------------- --------------------------------

                 Name                    Exercisable    Unexercisable     Exercisable    Unexercisable

Kevin P. Fitzgerald, President and
Chief Executive Officer                     395,276          33,334        $1,296,168         $6,167

Peter G. Gladis, Senior Vice
President, Neff Rental, Inc.                19,999           40,001          $3,083           $6,167

Mark H. Irion
Chief Financial Officer                      1,666           3,334            $123             $247

Bonnie S. Biumi
Chief Financial Officer                       --               --              --               --

Robert G. Warren, Senior Vice
President, Neff Machinery, Inc.             84,650             --           $37,499             --


     (1) Options are "in-the-money" at the fiscal year end if the fair market value of the underlying securities on such date exceeds the exercise price of the option.

Director Compensation

     Stock Option Awards

     In 1998, Messrs. Citron and Laffer each received one-time grants of (1) options to purchase an aggregate of 70,000 shares of Class A Common Stock at an exercise price equal to the fair market value (as defined in the Compan's 1998 Incentive Stock Plan (the "1998 Plan")) of the Class A Common Stock on the date of grant, and (2) a grant of options to purchase 5,000 shares of Class A Common Stock at an exercise price of $14.00 per share, the initial public offering price. A portion of these options vest in equal installments over a five year period, the remainder vest in equal installments over a two year period. The options have a ten year term, unless (a) the Director leaves the Board of Directors for any reason other than disability, death or cause, in which case the director will have three months after termination to exercise vested options, (b) the Director is dismissed from the Board of Directors for cause, in which case all options terminate immediately, (c) the Director's service terminates by reason of disability or resignation, in which case the Director will have one year after termination to exercise vested options or (d) the Director dies, in which case the Director's estate will have one year to exercise vested options.

     Compensation for Service on the Special Committee

     In March 2000, the Board of Directors appointed a new independent member to the Board and formed a special committee to evaluate a merger proposal received by the Board of Directors on February 28, 2000 from Neff Investors, Inc., a newly formed corporation in which General Electric Capital Corporation and Kevin Fitzgerald will be stockholders, and any other business combination proposals the Company receives. Neff Investors, Inc., the entity making the merger proposal, included a member of the Company's management. In April 2000, the Board of Directors appointed another independent member to the Board and the special committee. The members of the special committee are Messrs. Laffer, Markbreiter and Dean. In 2000, Messrs. Markbreiter and Dean will each receive payments of $25,000 as compensation for serving on the special committee.

     On April 14, 2000, the Board of Directors received a letter from Neff Investors in which Neff Investors proposed to acquire the Company on the following terms: (1) Neff Investors will purchase 30% of the shares of the Company now held by Jorge Mas, Juan Carlos Mas and Jose Mas (collectively the "Mas Shareholders") for $9.00 per share in cash, and the balance of the shares held by the Mas Shareholders would be converted to a new Class C Common Stock of the surviving corporation after the merger, and (2) Neff Investors will purchase all other publicly held shares of the Company for $9.00 per share. Shares beneficially held by Kevin Fitzgerald and General Electric Capital Corporation will be exchanged for shares of the surviving corporation in the merger. The special committee and its legal and financial advisers are engaged in a dialogue with Neff Investors with respect to the merger proposal. Any business combination transaction involving the Company would be subject to approvals by the special committee and the Board of Directors, shareholder approval, the negotiation and execution of mutually satisfactory definitive agreements and other customary conditions. The Company can not assure its stockholders that any agreements relating to the proposal will be reached or that any transaction will be consummated.

Employment Agreements; Change in Control Arrangements

     Employment Agreements with Messrs. Gladis and Irion

     The Company has entered into Employment Agreements with Peter G. Gladis, the Senior Vice President of Neff Rental, Inc., a wholly-owned subsidiary of the Company in 1998, and Mark Irion, the Chief Financial Officer of the Company in 1999.

     Mr. Gladis' employment agreement has an initial term of three years and will be automatically extended for one year periods unless either party terminates the agreement on six months advance notice. In the event of termination of Mr. Gladis' employment due to his Disability (as defined in the agreement) or death, the Company will pay Mr. Gladis or his estate as severance pay each month for the two (2) years immediately following the date of termination, the amount necessary to make up the difference between the amount of payments the executive will receive during that month under the disability insurance policies maintained by the Company and Mr. Gladis' base monthly salary on the date of termination. In the event the Company terminates Mr. Gladis' employment other than for Cause (as defined in the agreement), death or Disability or he terminates his employment for Good Reason (as defined in the agreement) or under certain circumstances following a Change in Control (as defined in the agreement), then (a)the Company must pay Mr. Gladis a lump sum amount equal to three times the sum of his base salary and bonus; (b) Mr. Gladis is entitled, for a period of three years, to continuation of coverage at the Company's expense of his life insurance, disability, medical and dental benefits and (c) all restrictions on any outstanding awards granted to Mr. Gladis will lapse and be immediately vested. Mr. Gladis is prohibited from competing with the Company during the term of the agreement and for one year after his employment with the Company terminates for any reason.

     Mr. Irion's employment agreement has an initial term of one year and will be automatically extended for one year periods unless either party terminates the agreement on six months advance notice. In the event of termination of Mr. Irion's employment due to his Disability (as defined in the agreement) or death, the Company will pay Mr. Irion or his estate as severance pay each month for the eighteen months immediately following the date of termination, the amount necessary to make up the difference between the amount of payments the executive will receive during that month under the disability insurance policies maintained by the Company and Mr. Irion's base monthly salary on the date of termination. In the event the Company terminates Mr. Irion's employment other than for Cause (as defined in the agreement), death or Disability or he terminates his employment for Good Reason (as defined in the agreement) or under certain circumstances following a Change in Control (as defined in the agreement), then (a)the Company must pay Mr. Irion a lump sum amount equal to one and one-half times the sum of his base salary and bonus; (b) Mr. Irion is entitled, for a period of eighteen months, to continuation of coverage at the Company's expense of his life insurance, disability, medical and dental benefits and (c) all restrictions on any outstanding awards granted to Mr. Irion will lapse and be immediately vested. Mr. Irion is prohibited from competing with the Company during the term of the agreement and for one year after his employment with the Company terminates for any reason.

     Severance Agreement with Mr. Warren

     The Company entered into a severance agreement with Mr. Robert G. Warren in April 1999 when he resigned from his position as Senior Vice President of Neff Machinery, Inc., a wholly-owned subsidiary of the Company which was sold in December 1999.

     The severance agreement provided that the Company would (a) make a lump sum payment of $185,000 to Mr. Warren as severance pay and (b) continue coverage of Mr. Warren's life insurance, disability, medical and dental benefits for the twelve month period following April 23, 1999 (the "Termination Date"). In accordance with the severance agreement, options granted to Mr. Warren under the Company's 1998 Plan would remain exercisable for the six month period following the Termination Date and options granted to Mr. Warren under a stock option agreement dated as of June 28, 1996 would remain exercisable for the twelve month period following the Termination Date. The severance agreement prohibited Mr. Warren from competing with the Company for the six month period following the Termination Date.

     Stock Option Agreement with Mr. Fitzgerald

     The Company has entered into a stock option agreement, dated as of December 1, 1995, with Kevin P. Fitzgerald, the President and Chief Executive Officer of the Company. This agreement was not entered into pursuant to one of the Company's incentive stock plans. This option agreement provides that, in the event of a change in control (as defined), within sixty (60) days after such change in control, Mr. Fitzgerald will be permitted to surrender his unexercised options for cancellation, and he shall receive a cash payment calculated pursuant to a formula based on the excess, if any, of the fair market value, on the date preceding the date of the surrender, of the shares subject to the options surrendered over the aggregate exercise price for such shares. A change in control is generally defined in the agreement as (1) the acquisition by any person of more than 50% of the voting securities of the Company, (2) certain mergers involving the Company or (3) the sale of all of the assets of the Company.

     Incentive Stock Plans

     The 1998 Plan and the Company's 1999 Incentive Stock Plan (the "1999 Plan") permit the Company to provide that recipients of awards granted pursuant to these Plans shall receive certain benefits upon the occurrence of a change in control. A change in control is generally defined as (1) the acquisition by any person of more than 30% of the voting securities of the Company, (2) certain mergers involving the Company or (3) the sale of all of the assets of the Company.

Report on Executive Compensation

     During the fiscal year ended 1999, decisions concerning compensation of executive officers were made by the entire Board of Directors.

     The Board of Directors is responsible for setting and administering executive officer compensation policies and programs. The Board of Directors is also responsible for determining the recipients and terms of options and other awards under the 1998 Plan and the 1999 Plan. The Board of Directors considers the recommendations of management when making determinations regarding executive compensation and awards under these Plans.

     Philosophy

     The members of the Board of Directors (the "Board") believe that the Company's success is largely due to the efforts of its employees and, in particular, the leadership exercised by its executive officers. Therefore, the Board believes that it is important to:

     - Adopt compensation programs that stress stock ownership and, thereby, tie long-term compensation to increases in stockholder value as evidenced by price appreciation in the Class A Common Stock.

     - Adopt compensation programs that enhance the Company's ability to attract and retain qualified executive officers while providing the financial motivation necessary to achieve continued high levels of performance.

     - Provide a level of compensation that is competitive with a select group of successful national and regional construction equipment rental companies and dealerships that the Company believes are comparable to Neff.

     -  Select  compensation   programs  that  emphasize   teamwork,   corporate
efficiency and overall corporate results.

     The members of the Board believe, however, that fixed compensation formulas may not adequately reflect all aspects of the Company's and an individual executive officer's performance. Therefore, the Board has retained a high degree of flexibility in structuring Neff's executive compensation. This approach allows the Board annually to evaluate subjectively and reward each executive officer's individual performance and contribution to the Company's overall financial and operational success.

     The components of the Company's executive compensation program for fiscal year 1999 were (1) annual compensation consisting of base salaries, (2) performance bonuses and (3) other benefits. Executive compensation is determined on the basis of total compensation rather than as separate free-standing components.

     Base Salary and Bonus

     The Board reviews each executive officer's base salary on an annual basis. In determining base salary compensation for fiscal year 1999, the Board considered financial and operational results of the previous fiscal year and the contributions made by the executive officers to the achievement of those results, and the compensation packages for executives of comparable position and responsibility in the industry. Mr. Fitzgerald assists the other members of the Board by making recommendations concerning salaries and bonuses to be paid to executive officers, other than himself.

     To provide additional incentive to achieve outstanding performance, the Company awards cash bonuses to executive officers based on the Board's subjective evaluation of corporate and individual performance. The Company's increasing rate of growth and the competitive nature of the Company's business placed greater demands than ever on the executive officers in 1999. The bonuses awarded by the Company for 1999 and the salaries determined for 1999 reflect this fact, as well as the attainment of certain performance goals in 1999 such as the Company's continued revenue and earnings growth and the successful sale by the Company of its investment in Sullair Argentina, S.A. and its equipment dealership business.

     Long-Term and Other Incentive Compensation

     The Board believes that the financial interests of executive officers should be aligned closely with those of stockholders through stock ownership. Pursuant to the Company's incentive stock plans, the Board may grant stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units and performance shares to employees, officers, employee directors, consultants and advisors of the Company. These awards are based upon an evaluation of the contribution of eligible individuals to the Company's long-term performance and the importance of their responsibilities within the Company.

     Stock options granted under the 1998 Plan generally have a term of ten years, vest over three years and have an exercise price equal to the fair market value of the Class A Common Stock on the grant date. Phantom Shares granted under the Phantom Stock Plan generally vest over five years and must be redeemed by the Company within one year of vesting.

     In March 1999, the Company announced that it was evaluating strategic alternatives to enhance stockholder value. The Board decided not to grant any options or other stock-based awards under the 1998 Plan or the 1999 Plan while the Company is engaged in this process.

     Chief Executive Officer. Mr. Fitzgerald's compensation package for 1999 consisted of base salary and a cash bonus. In approving Mr. Fitzgerald's compensation arrangements, the Board took into account the Company and Mr. Fitzgerald's accomplishments during 1999, including successfully completing the acquisition of three equipment rental companies and increasing gross profit to 35.5% of total revenues for the year ended December 31, 1999. In addition, the Board also considered the overall compensation packages of other chief executive officers of companies in the construction equipment rental and dealership industries.

     Deductibility of Executive Compensation in Excess of $1.0 Million. Section 162(m) of the Internal Revenue Code of 1986 generally disallows a federal income tax deduction to any publicly held corporation for compensation paid in excess of $1 million in any taxable year to a named executive officer. Exceptions are made for qualified performance-based compensation, among other things. The Board intends generally to structure its executive awards under the Company's incentive stock plans to take advantage of this Section 162(m) exception. However, the Board does not believe that it is necessarily in the best interest of the Company and its stockholders that all compensation meet the requirements of Section 162(m) for deductibility and the Committee may determine to award non-deductible compensation in such circumstances as it deems appropriate. Moreover, in light of the ambiguities and uncertainties under Section 162(m), no assurance can be given that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

                                                           Jorge Mas
                                                           Jose Ramon Mas
                                                           Juan Carlos Mas
                                                           Kevin P. Fitzgerald
                                                           Arthur B. Laffer
                                                           Joel-Tomas Citron
                                                           Michael Markbreiter
                                                           Paul E. Dean

Performance Graph

     The following stock price performance chart compares cumulative total stockholder return, assuming reinvestment of dividends, for (1) the Class A Common Stock, (2) Standard & Poor's 500 Stock Index and (3) a Competitor Group Index, for the period indicated. The chart assumes that $100 was invested on May 22, 1998, the date Neff began trading on the New York Stock Exchange, at the initial public offering price of $14.00 per share. Past stock price performance is not necessarily indicative of future results.


[OBJECT OMITTED]



Measurement Period
(Fiscal Year Covered)                 Neff          Standard & Poor's 500       Competitor Group Index(1)

May 22, 1998......................    $100.00       $100.00                     $100.00
December 31, 1998.................    $44.64        $111.71                     $92.97
December 31, 1999.................    $45.53        $135.21                     $53.10

__________________
     (1) In accordance with the SEC's rules, the Company has elected to select a group of peer companies on an industry basis for comparison purposes. The Competitor Group includes three participants: National Equipment Services, Inc., Nationsrent, Inc. and United Rentals, Inc. Total return calculations were weighted according to the respective company's market capitalization.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 18, 2000, information regarding the beneficial ownership of Class A Common Stock and Class B Special Common Stock by (1) each person whom Neff knows beneficially owns 5% or more of any class of Neff's voting securities; (2) each director, Neff's Chief Executive Officer and each of Neff's two other most highly compensated executive officers and (3) all directors and executive officers as a group. Unless otherwise indicated, (1) each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder and (2) has the same address as Neff.


                           Number of Shares of    Percent of   Number of Shares of   Percent of Class
Nameof Beneficiary Owner     Class A Common      Class Owned     Class B Special           Owned
                                Stock(1)                         Common Stock(1)
Jorge Mas                    3,802,744(2)(3)        18.0%               --                  --
Juan Carlos Mas              2,381,303(2)(4)         11.3               --                  --
Jose Ramon Mas               2,381,303(2)(5)         11.3               --                  --
General Electric
Capital Corporation           5,100,000(6)           24.1          5,100,000(6)            100%
Santos Fund I, L.P.            900,000(7)            4.3                --                  --
Kevin P. Fitzgerald            403,276(2)            1.9                --                  --
Peter A. Gladis                  29,554               *                 --                  --
Mark H. Irion                     1,666               *
Arthur B. Laffer                  2,000               *
Joel-Tomas Citron                 4,000               *
Michael Markbreiter                --                 *
Paul E. Dean                       --                 *
All     directors    and
executive  officers as a
group (10 persons)            9,005,846(2)          42.5%


* Less than 1 percent.
(1) A person is deemed as of any date to have "beneficial ownership" of any security that such person has a right to acquire within 60 days after such date. Shares each identified person has a right to acquire within 60 days of the date of the table set forth above are deemed to be outstanding in calculating the percentage ownership of such stockholder, but are not deemed to be outstanding when calculating the percentage ownership of any other person.
(2)  Excludes shares beneficially owned through Santos Fund I, L.P. ("Santos").
(3)  Includes  shares   beneficially  owned  by  Jorge  Mas  Holding  I  Limited
     Partnership.
(4) Includes shares beneficially owned by Juan Carlos Mas Holding I Limited Partnership.
(5) Includes shares beneficially owned by Jose Ramon Mas Holding I Limited Partnership.
(6) Includes shares owned by GECFS, Inc., an affiliate of General Electric Capital Corporation ("GE Capital"). All of these shares are convertible into Class A Common Stock. GE Capital's and GECFS, Inc.'s address is 777 Long Ridge Road, Building B, First Floor, Stamford, CT, 06927.
(7) Santos is beneficially owned by Jorge Mas, Juan Carlos Mas, Jose Ramon Mas and Kevin P. Fitzgerald.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     MasTec, Inc., an affiliate of the Company controlled by four of the Company's Directors, Jorge Mas, Juan Carlos Mas, Jose Ramon Mas and Joel-Tomas Citron, purchased and leased construction equipment from the Company in 1999. Revenues from MasTec, Inc. during 1999 were $4,589,559. The Company believes that these payments were equivalent to the payments that would have been made between unrelated parties acting at arm's length.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         NEFF CORP.

Date: April 28, 2000                                     /s/ Mark H. Irion
                                                         -----------------------
                                                         Mark H. Irion
                                                         Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





               SIGNATURE                                 TITLE                        DATE
/s/ Kevin P. Fitzgerald                  President,  Chief Executive  Officer,  April 28, 2000
-----------------------                  Director
Kevin P. Fitzgerald

/s/ Mark H. Irion                        Chief Financial Officer                April 28, 2000
-----------------------
Mark H. Irion

/s/ Jorge Mas                            Director                               April 28, 2000
-----------------------
Jorge Mas

/s/ Juan Carlos Mas                      Director                               April 28, 2000
-----------------------
Juan Carlos Mas

/s/ Jose Ramon Mas                       Director                               April 28, 2000
-----------------------
Jose Ramon Mas

/s/ Joel-Tomas Citron                    Director                               April 28, 2000
-----------------------
Joel-Tomas Citron

/s/ Arthur B. Laffer                     Director                               April 28, 2000
-----------------------
Arthur B. Laffer

/s/ Michael Markbreiter                  Director                               April 28, 2000
-----------------------
Michael Markbreiter

/s/ Paul E. Dean                         Director                               April 28, 2000
-----------------------
Paul E. Dean

                                      -13-