Form 10-Q
period 2000-03-31
NEFF CORP
filed 2000-05-15
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended: March 31, 2000

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


                   3750 N.W. 87th Avenue, Miami, Florida 33178
               (Address of principal executive offices) (Zip Code)

                                 (305) 513-3350
              (Registrant's telephone number, including area code)

                            _________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,000 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at May 1, 2000.


                                   Neff Corp.
                          Quarterly Report on Form 10-Q

                              For the Quarter ended
                                 March 31, 2000



PART I.                   FINANCIAL INFORMATION
Item    1.                Financial Statements
                          Condensed Consolidated Balance Sheets at March 31, 2000  (Unaudited) and
                          December 31,1999..........................................................     3
                          Condensed Consolidated Statements of Operations for the three months ended
                          March 31, 2000, 1999 (Unaudited) and Pro Forma March 31, 1999
                          (Unaudited)...............................................................     4
                          Condensed Consolidated Statements of Cash Flows for the three months ended
                          March 31, 2000 and 1999 (Unaudited).......................................     5
                          Notes to Condensed Consolidated Financial Statements
                          (Unaudited)...............................................................     6
Item   2.                 Management's Discussion and Analysis of Financial Condition and Results of
                          Operations................................................................     9

PART II.                  OTHER INFORMATION
Item    1.                Legal Proceedings.........................................................    11
Item    6.                Exhibits..................................................................    12
SIGNATURE                 ..........................................................................    13


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                   NEFF CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              March 31,      December 31,
                                                                                2000            1999
                                                                                ----            ----
                                                                             (Unaudited)

                                           ASSETS

 Cash and cash equivalents    ........................................        $   6,613         $ 3,374
 Accounts receivable, net of allowance for doubtful accounts of
 $2,805 in 2000 and $2,904 in 1999   .................................           35,333          53,740
 Inventories  ........................................................            4,176           3,860
 Rental equipment, net   .............................................          301,839         285,863
 Property and equipment, net .........................................           27,210          25,638
 Goodwill, net  ......................................................           87,429          88,008
 Prepaid expenses and other assets  ..................................           13,404          11,223
                                                                              ---------       ---------

       Total assets  .................................................        $ 476,004       $ 471,706
                                                                              =========       =========


            LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities

      Accounts payable ...............................................        $  29,831         $ 7,527
      Accrued expenses and other .....................................           28,050          22,734
      Credit facility  ...............................................          116,509         137,182
      Senior subordinated notes ......................................          198,683         198,670
      Capitalized lease obligations ..................................              949             742
      Net deferred tax liability .....................................                -             643
                                                                              ---------       ---------
       Total liabilities  ............................................          374,022         367,498
                                                                              ---------       ---------


 Commitments and contingencies

 Stockholders' equity



      Class A Common Stock, $.01 par value; 100,000 shares
           authorized;  16,065 shares issued and outstanding  ........              161             161
      Class B Special Common Stock, $.01 par value, liquidation
           preference $11.67; 20,000 shares authorized; 5,100 shares
           issued and outstanding ....................................               51              51
      Additional paid-in capital .....................................          127,759         127,759
      Accumulated deficit   ..........................................          (25,989)        (23,763)
                                                                              ---------       ---------


      Total stockholders' equity .....................................          101,982         104,208
                                                                              ---------       ---------

      Total liabilities and stockholders' equity .....................        $ 476,004       $ 471,706
                                                                              =========       =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NEFF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                     For the Three Months Ended
                                                                               March 31,
                                                            ___________________________________________
                                                                                            Pro Forma
                                                                   2000          1999          1999
                                                                 --------      --------     --------
 Revenues
      Rental revenues    ...................................     $ 42,756      $ 49,008      $ 38,258
      Equipment sales  .....................................       12,284        31,698        12,831
      Parts and service         ............................        4,076        10,946         3,130
                                                                 --------      --------      --------

           Total revenues       ............................       59,116        91,652        54,219
                                                                 --------      --------      --------
Cost of revenues
      Cost of equipment sold    ............................       10,018        25,799        10,340
      Depreciation of rental equipment .....................       10,403        13,142         9,570
      Maintenance of rental equipment.......................       14,789        15,173        12,819
      Cost of parts and service  ...........................        2,175         6,976         1,827
                                                                 --------      --------       -------
           Total cost of revenues  .........................       37,385        61,090        34,556
                                                                 --------      --------       -------

 Gross profit ..............................................       21,731        30,562        19,663
                                                                 --------      --------       -------

 Other operating expenses
      Selling, general and administrative expenses  ........       15,353        16,985        12,752
      Other depreciation and amortization ..................        2,291         2,399         1,955
                                                                 --------      --------       -------
           Total other operating expenses  .................       17,644        19,384        14,707
                                                                 --------      --------       -------

 Income from operations   ..................................        4,087        11,178         4,956
                                                                 --------      --------       -------

 Other expenses
      Interest expense   ...................................        7,532         9,152         6,621
      Amortization of debt issue costs  ....................          322           257           245
                                                                 --------      --------       -------
           Total other expense .............................        7,854         9,409         6,866
                                                                --------       --------       -------

 Income (loss) before income taxes and minority interest ...       (3,767)        1,769        (1,910)
 (Provision for) benefit from income taxes .................        1,541          (624)          780
                                                                 --------      --------       --------

 Income (loss) before minority interest  ...................       (2,226)        1,145        (1,130)
 Minority interest  ........................................            -          (438)            -
                                                                 --------      --------       --------
 Net income (loss) .........................................     $ (2,226)     $    707       $(1,130)
                                                                 ========      ========       ========

 Basic and diluted earnings (loss) per common share.........     $  (0.11)     $   0.03       $ (0.05)
                                                                 ========      ========       ========

 Weighted average common shares outstanding

      Basic     ............................................       21,165        21,165        21,165
                                                                 ========      ========       ========

      Diluted   ............................................       21,165        21,599         21,599
                                                                 ========      ========       ========
 The accompanying notes are an integral part of these condensed consolidated financial statements.



                                  NEFF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------

                                                                                              2000              1999
                                                                                             -------           -------

 Cash Flows from Operating Activities
 Net income (loss)     .........................................................              (2,226)            $ 707
 Adjustments to reconcile net income (loss) to net cash provided by operating
   activities, net of acquisitions     .........................................              40,710            26,230
                                                                                             -------           -------

       Net cash provided by operating activities     ...........................              38,484            26,937
                                                                                             -------           -------

 Cash Flows from Investing Activities
 Purchases of equipment     ....................................................             (36,713)          (41,911)
 Proceeds from sale of equipment     ...........................................              12,284            31,698
 Purchases of property and equipment     .......................................              (2,643)           (3,656)
 Collection of receivable from sale of subsidiary     ..........................              12,500                 -
 Cash paid for acquisitions     ................................................                   -            (7,146)
                                                                                             -------           -------
       Net cash used in investing activities     ...............................             (14,572)          (21,015)
                                                                                             -------           -------


 Cash Flows from Financing Activities
 Net repayments under Credit Facility     ......................................             (20,673)           (8,117)
 Net repayments under capitalized lease obligations     ........................                   -              (231)

 Net borrowings under notes payable     ........................................                   -             3,609
                                                                                             -------           -------

 Net cash used in financing activities     .....................................             (20,673)           (4,739)
                                                                                             -------           -------

 Net increase in cash and cash equivalents     .................................               3,239             1,183
 Cash and cash equivalents, beginning of period     ............................               3,374             4,340
                                                                                             -------           -------

 Cash and cash equivalents, end of period     ..................................             $ 6,613           $ 5,523
                                                                                             =======           =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.



                                   NEFF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by Neff Corp. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2000 and 1999, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be reported for the year ending December 31, 2000.

     The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     During 1999 the Company sold its interest in two of its subsidiaries. The Company sold its 65% equity interest in S.A. Argentina ("Sullair") during November 1999 and sold all of the capital stock of its wholly-owned subsidiary Neff Machinery, Inc. ("Machinery") during December 1999. The pro forma condensed consolidated statement of operations reflects the results of operations of the Company for the quarter ended March 31, 1999 as if the sales of Sullair and Machinery had occurred on January 1, 1999. This statement has been prepared by adjusting the historical statement for the effects the sale of Sullair and Machinery might have had on revenues, expenses, assets and liabilities, if the sale of Sullair and Machinery had been effected as of January 1, 1999. This pro forma financial statement does not necessarily reflect the consolidated results of operations that would have existed had the sale of Sullair and Machinery occurred as of January 1, 1999.

NOTE 2 - RECLASSIFICATIONS

     Certain amounts for the prior year have been reclassified to conform with the current year presentation.


                                   NEFF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (unaudited)



NOTE 3 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION


                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                        2000        1999
                                                                        ----        ----
                                                                         (in thousands)

Supplemental Disclosure of Cash Flow Information

       Cash paid for interest   ..............................        $ 2,761     $ 4,545
                                                                      =======     =======

       Cash paid for taxes     ...............................        $     -     $   146
                                                                      =======     =======




NOTE 4 - EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net income (loss) and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):


                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
                                                            2000         1999
                                                         --------     --------

 Net income (loss) (basic and diluted)        .......... $ (2,226)    $    707
                                                         ========     ========

 Number of shares:
 Weighted average common shares oustanding - Basic  ....   21,165       21,165
       Employee stock options (1) (2) ..................        -          434
                                                         --------     --------
 Weighted average common shares - Diluted  .............   21,165       21,599
                                                         ========     ========

 Net income (loss) per common share - Basic and diluted. $  (0.11)    $   0.03
                                                         ========     ========


_______________
(1)      Assumes exercise of outstanding options at the beginning of the period.
(2)      Effects of employee  stock  options for the three  months  ended March
         31, 2000 were not  included as they were anti-dilutive.



                                   NEFF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (unaudited)


NOTE 5- SEGMENT INFORMATION

     During 1999 the Company had three segments: Neff Rental, Inc. ("Rental"), Machinery and Sullair. In November 1999 the Company sold its 65% equity interest in Sullair. In December 1999 the Company sold its interest in Machinery (See
Note 1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter ended March 31, 2000 to the quarter ended March 31, 1999 and should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.


     The matters discussed herein may include forward-looking statements that involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks inherent in the Company's growth strategy, such as the uncertainty that the Company will be able to identify, acquire and integrate attractive acquisition candidates, the Company's dependence on additional capital for future growth, and the high degree to which the Company is leveraged. Additional information concerning these and other risks and uncertainties is contained from time-to-time in the Company's filings with the Securities and Exchange Commission.

Overview

     Since 1995, the Company has pursued an aggressive growth strategy, increasing its number of equipment rental and sales locations to 84 as of March 31, 2000. The Company has achieved this growth through the addition of equipment rental locations as a result of acquisitions, and the opening of 26 new equipment rental locations (the "new rental locations") primarily throughout the southeast and southwest regions of the United States. The Company intends to continue  to pursue its  aggressive  growth  strategy  by (i) making  additional acquisitions of equipment rental companies; (ii) increasing fleet at its existing equipment rental locations in both existing and new product lines; and
(iii) continuing to open new equipment rental locations. During the fourth quarter of 1999 the Company sold its equity interests in two consolidated subsidiaries, Sullair Argentina S.A., an equipment rental company with operations in South America ("Sullair") and Neff Machinery, Inc., an equipment dealership company with operations in the Southern United States ("Machinery"). The Company had 84 rental locations at March 31, 2000, compared to 89 at March 31, 1999.

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

Results of Operations

     In view of the Company's growth, management believes that the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period-to-period in the future as a result of the cyclical nature of the industry in which the Company operates.

First Quarter Ended March 31, 2000 Compared to First Quarter Ended March 31, 1999 (in thousands)

     Comparisons in this section are based on current year results and the pro forma results of the Company excluding the operations of two of the Company's subsidiaries, Sullair and Machinery, which were sold in the fourth quarter of 1999.

     Revenues. Total revenues for the quarter ended March 31, 2000 increased 9.0% to $59,116 from $54,219 for the quarter ended March 31, 1999. This increase is primarily due to the larger rental fleet resulting from acquisitions completed during 1999 and the continued expansion of our rental fleet at existing locations.

     Gross Profit. Gross profit for the quarter ended March 31, 2000 increased 10.5% to $21,731 or 36.8% of total revenues from $19,663 or 36.3% of total revenues for the quarter ended March 31, 1999. This increase in gross profit is primarily due to the increase in total revenue. The increase in gross profit as a percentage of revenue is primarily attributable to the increase in rental revenues as a percentage of total revenues. Margins on rental revenues typically exceed those earned on equipment sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2000 increased 20.4% to $15,353 or 26.0% of total revenues from $12,752 or 23.5% of total revenues for the quarter ended March 31, 1999. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of locations operated by the Company and increased resources allocated to regional and corporate personnel to support the continued growth of the Company.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended March 31, 2000 increased 17.2% to $2,291 or 3.9% of total revenues from $1,955 or 3.6% of total revenues for the quarter ended March 31, 1999. The increase is primarily attributable to depreciation associated with additional investments in non-rental equipment.

     Interest Expense. Interest expense for the quarter ended March 31, 2000 increased 13.8% to $7,532 from $6,621 for the quarter ended March 31, 1999. The increase is primarily attributable to rate increases on the Company's Credit Facility.

Liquidity and Capital Resources (in thousands)

     During the first quarter of 2000, the Company financed its growth and made net repayments of borrowings from cash flows generated by operations. Comparisons in this section are based on current year results and historical results for 1999. The historical amounts for 1999 include the operations of Sullair and Machinery which were sold during the fourth quarter of 1999.

     For the three months ended March 31, 2000, net cash flows provided by operating activities was $38,484, compared to net cash provided by operating activities of $26,937 for the three months ended March 31, 1999. This increase is primarily attributable to changes in working capital associated with the operations of the Company.

     Net cash used in investing activities for the three months ended March 31, 2000 was $14,572 as compared to $21,015 for the same period of the prior year. This decrease is primarily attributable to a decrease in the amount of used equipment sales, offset by the collection of a receivable associated with the sale of Sullair during the fourth quarter of 1999.

     Net cash used in financing activities was $20,673 for the three months ended March 31, 2000, as compared to net cash provided of $4,739 for the same period in the prior year. The net cash used in financing activities is primarily attributable to repayments of borrowings under the Company's $219,500 revolving credit facility (the "Credit Facility"). As of March 31, 2000, the Company had approximately $102,991 available under its Credit Facility.


PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

     The Company is also a party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, the Company does not believe any of these matters are material to its financial condition or results of operations.

ITEM 6.    EXHIBITS

(a)      Exhibits:

Exhibit  Description
-------  -----------

10.1     Fifth  Amendment  to  Amended   and  Restated  Credit  Agreement  dated
         April 26, 2000 among Neff Corp., Neff   Rental, Inc.,  Various Lenders,
         and Bankers Trust Company, as Agent.


27       Financial Data Schedule

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEFF CORP.
                                      Registrant



Date:   May 4, 2000                   /s/Mark H. Irion
                                      -----------------
                                      MARK H.  IRION
                                      Chief Financial Officer
                                      On behalf of the registrant and as
                                      Principal Financial and Accounting Officer

                                 FIFTH AMENDMENT


     FIFTH AMENDMENT TO CREDIT AGREEMENT (this "Amendment"), dated as of April 26, 2000, among NEFF CORP. (the "Company"), NEFF RENTAL, INC. ("Neff Rental", and together with the Company, the "Borrowers", and each a "Borrower"), the lenders party to the Credit Agreement referred to below (the "Lenders"), and Bankers Trust Company, as Agent (the "Agent"). All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided such terms in the Credit Agreement.

                              W I T N E S S E T H :

     WHEREAS, the Borrowers, the Lenders and the Agent are party to a Credit Agreement, dated as of May 1, 1998 (as amended, modified or supplemented to, but not including, the date hereof, the "Credit Agreement"); and

     WHEREAS, subject to the terms and conditions of this Amendment, the parties hereto agree as follows;

     NOW, THEREFORE, it is agreed:

     1. Section 9.07 of the Credit Agreement is hereby amended by inserting the following new clause (h) at the end thereof:

     (h) In addition to the foregoing, beginning in fiscal year 2000 and in each fiscal year of the Company thereafter, the Company and its Subsidiaries may make Capital Expenditures with the amount of cash proceeds received from the sales of inventory in the ordinary course of business in an aggregate amount not to exceed $40,000,000 in any such fiscal year; provided, however, that no unutilized amounts from sales of inventory in any such fiscal year may be carried forward to any fiscal year thereafter.

     2. Section 9.08 of the Credit Agreement is hereby amended by (i) deleting the part of the chart appearing therein from "March 31, 2000" to and including "December 31, 2001" and (ii) inserting in lieu of the part so deleted the following new chart:
                          March 31, 2000                            2.50:1.00

                          June 30, 2000                             2.50:1.00

                          September 30, 2000                        2.50:1.00

                          December 31, 2000                         2.90:1.00

                          March 31, 2001                            3.00:1.00

                          June 30, 2001                             3.00:1.00

                          September 30, 2001                        3.00:1.00

                          December 31, 2001                         3.00:1:00.

     3. Section 9.09 of the Credit Agreement is hereby amended and restated in its entirety as follows:

     9.09 Maximum Leverage Ratio. The Company will not permit the Leverage Ratio at any time during a period set forth below to be greater than the ratio set forth opposite such period below:

                          Period                                    Ratio
                          January 1, 2000
                          through and including
                          December 30, 2000                         4.50:1.00

                          December 31, 2000
                          through and including
                          March 30, 2001                            4.00:1.00

                          March 31, 2001
                          through and including March 30, 2002      3.75:1.00

                          March 31, 2002                            3.50:1.00
                          and thereafter

     4. In order to induce the Lenders to enter into this Amendment, each Borrower hereby represents and warrants that (i) no Default or Event of Default exists as of the Fifth Amendment Effective Date (as defined below), after giving effect to this Amendment, and (ii) on the Fifth Amendment Effective Date, after giving effect to this Amendment, all representations and warranties contained in the Credit Agreement and in the other Credit Documents are true and correct in all material respects.

     5. This Amendment shall become effective on the date (the "Fifth Amendment Effective Date") when (i) each Borrower and the Required Lenders shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Agent at the Notice Office and (ii) the Company shall have paid to the Agent for the account of each Lender who has executed a counterpart hereof and delivered same to the Agent at the Notice Office on or prior to 12:00 Noon (New York time) on April 26, 2000, an amendment fee equal to 0.25% of such Lenders' Revolving Loan Commitment at such time.

     6. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

     7. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with each Borrower and the Agent.

     8. THIS Amendment AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK. * * *



     IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Amendment to be duly executed and delivered as of the date hereof.

                                          NEFF CORP.



                                          By___________________________________
                                               Title:


                                          NEFF RENTAL, INC.



                                          By___________________________________
                                               Title:


                                          BANKERS TRUST COMPANY, Individually
                                                       and as Agent



                                          By___________________________________
                                               Title:


                                          DEUTSCHE FINANCIAL SERVICES



                                          By___________________________________
                                               Title:

                                          TRANSAMERICA BUSINESS CREDIT
                                                          CORPORATION


                                          By___________________________________
                                               Title:


                                          LASALLE BUSINESS CREDIT, INC.



                                          By___________________________________
                                               Title:


                                          CIT GROUP/BUSINESS CREDIT, INC.



                                          By___________________________________
                                               Title:


                                          IBJ SCHRODER BUSINESS CREDIT
                                               CORPORATION



                                          By___________________________________
                                               Title:


                                          NATIONAL BANK OF CANADA


                                          By___________________________________
                                               Title:


                                          SUMMIT BANK


                                          By___________________________________
                                                Title:

                                          FIRST UNION NATIONAL BANK


                                          By___________________________________
                                               Title:


                                          UNION BANK OF CALIFORNIA N.A.



                                          By___________________________________
                                              Title:



                                          BANK ATLANTIC



                                          By___________________________________
                                               Title:



                                          BANKBOSTON, N.A.


                                          By___________________________________
                                               Title:


                                          BANK POLSKA KASA OPIEKI S.A.




                                          By___________________________________
                                              Title:


                                          CREDIT LYONNAIS



                                          By___________________________________
                                               Title:

                                          GMAC COMMERCIAL CREDIT LLC



                                          By___________________________________
                                               Title:



                                          FLEET NATIONAL BANK



                                          By___________________________________
                                               Title:
                                     - 19 -