Form 10-Q
period 2000-06-30
NEFF CORP
filed 2000-08-14
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended: June 30, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 001-14145


                                   NEFF CORP.
                                   ----------
             (Exact Name of registrant as specified in its charter)


              DELAWARE                                  65-0626400
             -----------                              -------------

   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                         I.D. No.)


                   3750 N.W. 87th Avenue, Miami, Florida 33178
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 513-3350
                                 --------------
              (Registrant's telephone number, including area code)

                            _________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,000 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at August 1, 2000.


                                   Neff Corp.
                          Quarterly Report on Form 10-Q

                        For the Quarter and Period ended
                                  June 30, 2000

PART I.                   FINANCIAL INFORMATION
Item    1.                Financial Statements
                          Condensed Consolidated Balance Sheets at June 30, 2000  (Unaudited) and
                          December 31,1999 ........................................................      3
                          Condensed Consolidated Statements of Operations for the three months ended
                          June 30, 2000, 1999 (Unaudited) and Pro Forma June 30, 1999
                          (Unaudited)..............................................................      4
                          Condensed Consolidated Statements of Operations for the six months ended
                          June 30, 2000, 1999 (Unaudited) and Pro Forma June 30, 1999 (Unaudited)..      5
                          Condensed Consolidated Statements of Cash Flows for the six months
                          Ended June 30, 2000 and 1999 (Unaudited).................................      6
                          Notes to Condensed Consolidated Financial Statements (Unaudited).........      7

Item   2.                 Management's Discussion and Analysis of Financial Condition and Results of
                          Operations ..............................................................     10

PART II.                  OTHER INFORMATION
Item    1.                Legal Proceedings .......................................................     15
Item    6.                Exhibits ................................................................     16
SIGNATURE                 .........................................................................     17

                                                      - 2 -

                                   NEFF CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                                       June 30,        December 31,
                                                                         2000             1999
                                                                       --------         --------
                                                                     (unaudited)
                                  ASSETS
 Cash and cash equivalents ........................................      $4,119           $3,374
 Accounts receivable, net of allowance for doubtful accounts of
    $2,805 in 2000 and $2,904 in 1999 .............................      37,103           53,740
 Inventories ......................................................       3,653            3,860
 Rental equipment, net ............................................     327,051          285,863
 Property and equipment, net ......................................      29,414           25,638
 Goodwill, net ....................................................      86,735           88,008
 Prepaid expenses and other assets ................................      15,884           11,223
                                                                       --------         --------
                Total assets ......................................    $503,959         $471,706
                                                                       ========         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
         Accounts payable .........................................     $27,762          $7,527
         Accrued expenses and other ...............................      23,870          22,734
         Credit facility ..........................................     155,000         137,182
         Senior subordinated notes ................................     198,683         198,670
         Capitalized lease obligations ............................         751             742
         Net deferred tax liability ...............................           -             643
                                                                       --------        --------
         Total liabilities ........................................     406,066         367,498
                                                                       ========        ========

 Commitments and contingencies

 Stockholders' equity
        Class A Common Stock, $.01 par value; 100,000 shares
          authorized; 16,065 shares issued and outstanding ........         161             161
        Class B Special Common Stock, $.01 par value, liquidation
          preference $11.67; 20,000 shares authorized; 5,100 shares
          issued and outstanding ..................................          51              51
        Additional paid-in capital ................................     127,759         127,759
        Accumulated deficit .......................................     (30,078)        (23,763)
                                                                       --------        --------

         Total stockholders' equity ...............................      97,893         104,208
                                                                       --------        --------

         Total liabilities and stockholders' equity ...............    $503,959        $471,706
                                                                       ========        ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NEFF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share data)



                                                                             For the Three Months Ended
                                                                                       June 30,
                                                                            ____________________________
                                                                                               Pro Forma
                                                                              2000     1999       1999
 Revenues                                                                     ------  -------    ------
         Rental revenues ...........................................         $48,519  $56,138   $44,720
         Equipment sales ...........................................           9,176   34,539    15,451
         Parts and service .........................................           4,450   12,424     3,852
                                                                              ------  -------    ------
              Total revenues .......................................          62,145  103,101    64,023
                                                                              ------  -------    ------

 Cost of revenues
         Cost of equipment sold ....................................           7,828   27,620    12,222
         Depreciation of rental equipment ..........................          11,437   13,485     9,840
         Maintenance of rental equipment ...........................          16,394   15,620    13,024
         Cost of parts and service .................................           2,876    8,085     2,399
                                                                              ------   ------    ------
              Total cost of revenues ...............................          38,535   64,810    37,485
                                                                              ------   ------    ------
 Gross profit ......................................................          23,610   38,291    26,538
                                                                              ------   ------    ------

 Other operating expenses
         Selling, general and administrative expenses ..............          15,410   17,731    13,794
         Other depreciation and amortization .......................           2,452    2,691     2,143
         Write-down  of assets held for sale .......................           4,275        -         -
                                                                              ------   ------    ------
              Total other operating expenses .......................          22,137   20,422    15,937
                                                                              ------   ------    ------
 Income from operations ............................................           1,473   17,869    10,601
                                                                              ------   ------    ------

 Other expenses
         Interest expense ..........................................           8,077    9,710     6,656
         Amortization of debt issue costs ..........................             315      309       297
                                                                               -----   ------     -----
              Total other expense ..................................           8,392   10,019     6,953
                                                                               -----   ------     -----

 Income (loss) before income taxes and minority interest ...........          (6,919)   7,850     3,648
 (Provision for) benefit from income taxes .........................           2,830   (3,029)   (1,492)
                                                                               -----   ------    ------
 Income (loss) before minority interest ............................          (4,089)   4,821     2,156
 Minority interest .................................................               -     (602)        -
                                                                              ------   ------    ------
 Net income (loss) .................................................         $(4,089)  $4,219    $2,156
                                                                              ======   ======    ======

 Net income (loss) per common share:
         Basic .....................................................          $(0.19)   $0.20     $0.10
                                                                              ======   ======    ======
         Diluted ...................................................          $(0.19)   $0.19     $0.10
                                                                              ======   ======    ======

 Weighted average common shares outstanding
         Basic .....................................................          21,165   21,165    21,165
                                                                              ======   ======    ======
         Diluted ...................................................          21,165   21,943    21,943
                                                                              ======   ======    ======


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NEFF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands, except per share data)


                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                              _________________________
                                                                                                Pro Forma
                                                                               2000      1999      1999
                                                                             -------   -------   -------
 Revenues
         Rental revenues ...........................................         $91,275  $105,146   $82,978
         Equipment sales ...........................................          21,460    66,237    28,282
         Parts and service .........................................           8,526    23,338     6,982
                                                                             -------   -------   -------
              Total revenues .......................................         121,261   194,721   118,242
                                                                             -------   -------   -------

 Cost of revenues
         Cost of equipment sold ....................................          17,846    53,419    22,562
         Depreciation of rental equipment ..........................          21,840    26,627    19,410
         Maintenance of rental equipment ...........................          31,183    30,793    25,843
         Cost of parts and service .................................           5,051    14,920     4,226
                                                                              ------    ------    ------
              Total cost of revenues ...............................          75,920   125,759    72,041
                                                                              ------   -------    ------
 Gross profit ......................................................          45,341    68,962    46,201
                                                                              ------    ------    ------

 Other operating expenses
         Selling, general and administrative expenses ..............          30,763    34,874    26,546
         Other depreciation and amortization .......................           4,743     5,090     4,098
         Write-down  of assets held for sale .......................           4,275         -         -
                                                                              ------    ------    ------
              Total other operating expenses .......................          39,781    39,964    30,644
                                                                              ------    ------    ------
 Income from operations ............................................           5,560    28,998    15,557
                                                                              ------    ------    ------

 Other expenses
         Interest expense ..........................................          15,609    18,862    13,277
         Amortization of debt issue costs ..........................             637       566       542
                                                                              ------    ------    ------
              Total other expense ..................................          16,246    19,428    13,819
                                                                              ------    ------    ------

 Income (loss) before income taxes and minority interest ...........         (10,686)    9,570     1,738
 (Provision for) benefit from income taxes .........................           4,371    (3,637)     (712)
                                                                               -----    ------    ------
 Income (loss) before minority interest ............................          (6,315)    5,933     1,026
 Minority interest .................................................               -    (1,040)        -
                                                                              ------    ------    ------
 Net income (loss) .................................................         $(6,315)   $4,893    $1,026
                                                                              ======    ======    ======

 Net income (loss) per common share:
         Basic .....................................................          $(0.30)    $0.23     $0.05
                                                                              ======    ======    ======
         Diluted ...................................................          $(0.30)    $0.22     $0.05
                                                                              ======    ======    ======

 Weighted average common shares outstanding
         Basic .....................................................          21,165    21,165    21,165
                                                                              ======    ======    ======
         Diluted ...................................................          21,165    21,816    21,816
                                                                              ======    ======    ======

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NEFF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)




                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                                ________________________

                                                                                  2000             1999
                                                                                -------          -------
Cash Flows from Operating Activities
Net Income (loss) ...........................................................   $(6,315)          $4,893
Adjustments to reconcile net income (loss) to net cash provided by operating
    activities, net of acquisitions .........................................    46,264           29,809
                                                                                -------          -------
        Net cash provided by operating activities ..........................     39,949           34,702
                                                                                -------          -------

Cash Flows from Investing Activities
Purchases of equipment .....................................................    (84,941)        (135,512)
Proceeds from sale of equipment ............................................     21,460           66,237
Purchases of property and equipment ........................................     (6,050)          (8,378)
Collection of receivable from sale of subsidiary ...........................     12,500                -
Cash paid for acquisitions .................................................         -           (16,268)
                                                                                -------          -------
        Net cash used in investing activities ..............................    (57,031)         (93,921)
                                                                                -------          -------
Cash Flows from Financing Activities
Net borrowings under Credit Facility .......................................     17,818           59,008
Net borrowings (repayments) under capitalized lease obligations ............          9             (362)
Net borrowings under notes payable .........................................          -            1,914
Debt issue costs ...........................................................          -              (32)
                                                                                -------          -------
        Net cash provided by financing activities ..........................     17,827           60,528
                                                                                -------          -------
Net increase in cash and cash equivalents ..................................        745            1,309
Cash and cash equivalents, beginning of period .............................      3,374            4,340
                                                                                -------          -------
Cash and cash equivalents, end of period ...................................     $4,119           $5,649
                                                                                =======          =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NEFF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (unaudited)

     NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited interim condensed consolidated financial statements have been prepared by Neff Corp. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months and the six months ended June 30, 2000 and 1999, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to
     Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The results of operations for the three months and the six months ended June 30, 2000 are not necessarily indicative of the results which may be reported for the year ending December 31, 2000.


          The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

          During 1999 the Company sold its interest in two of its subsidiaries. The Company sold its 65% equity interest in S.A. Argentina ("Sullair") during November 1999 and sold all of the capital stock of its wholly-owned subsidiary Neff Machinery, Inc. ("Machinery") during December 1999. The pro forma condensed consolidated statements of operations reflect the results of operations of the Company for the three months and the six months ended June 30, 1999 as if the sales of Sullair and Machinery had occurred on January 1, 1999. These pro forma condensed consolidated statements of operations have been prepared by adjusting the historical statements for the effects the sales of Sullair and Machinery might have had on revenues, expenses, assets and liabilities, if the sales of Sullair and Machinery had been effected as of January 1, 1999. These pro forma condensed consolidated statements of operations do not necessarily reflect the consolidated results of operations that would have existed had the sales of Sullair and Machinery occurred as of January 1, 1999.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), was issued by the Securities and Exchange Commission and is effective for the Company during the current fiscal year. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The Company has evaluated the relevant revenue recognition criteria disclosed in SAB 101 and believes that it should not have a material impact on its financial position or results of operations.

          The Company is required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including

                                   NEFF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (unaudited)

          certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company believes that the adoption of SFAS 133 as amended by SFAS 137 should not have a material impact on its financial position or results of operations.

     NOTE 2 - RECLASSIFICATIONS

          Certain amounts for the prior periods have been reclassified to conform with the current period presentation.

     NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                                     Six Months Ended
                                                                         June 30,
                                                                  ______________________
                                                                  2000             1999
                                                                 -------         -------
                                                                      (in thousands)
    Supplemental Disclosures of Cash Flow Information
        Cash paid for interest ..........................        $17,281         $19,665
                                                                 =======         =======
        Cash paid for income taxes ......................        $     -         $   146
                                                                 =======         =======



     NOTE 4 - EARNINGS PER SHARE

          The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net income (loss) and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):


                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                                 ____________________        _____________________
                                                                  2000             1999         2000           1999
                                                                 -------          ------       ------        -------

     Net income (loss) (basic and diluted) ................      $(4,089)         $4,219      $(6,315)        $4,893
                                                                 =======          ======       ======        =======

     Number of shares:
     Weighted average common shares outstanding - Basic ...       21,165          21,165       21,165         21,165
       Employee stock options .............................            - (2)         778 (1)        - (2)        651 (1)
                                                                 -------          ------       ------        -------

     Weighted average common shares outstanding - Diluted .       21,165          21,943       21,165         21,816
                                                                 =======          ======       ======        =======
     Net income (loss) per common share - Basic ...........       $(0.19)          $0.20       $(0.30)         $0.23
                                                                 =======          ======       ======        =======
     Net income (loss) per common share - Diluted .........       $(0.19)          $0.19       $(0.30)         $0.22
                                                                 =======          ======       ======        =======



_______________
(1)  Assumes exercise of outstanding options at the beginning of the period.
(2) Effects of employee stock options for the three and six months ended June 30, 2000 were not included as they were anti-dilutive.

                                   NEFF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (unaudited)


     NOTE 5 - SEGMENT INFORMATION

          During 1999 the Company had three segments: Neff Rental, Inc., Machinery and Sullair. In November 1999 the Company sold its 65% equity interest in Sullair. In December 1999 the Company sold its interest in Machinery (See Note 1).

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

          The following discussion and analysis compares the quarter and six months ended June 30, 2000 to the quarter and six months ended June 30, 1999 and should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

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

     Overview

          Neff Corp. is one of the largest equipment rental companies in the United States. As of June 30, 2000 the Company operated 84 locations in 17 states compared with 94 locations in 18 states and South America at June 30, 1999. During the fourth quarter of 1999 the Company sold its equity interests in two consolidated subsidiaries (the "Sale of Subsidiaries"), Sullair Argentina S.A., an equipment rental company with 6 locations in South America ("Sullair") and Neff Machinery, Inc., an equipment dealership company with 4 locations in the Southeastern United States ("Machinery").

          The Company primarily derives revenue from (i) the rental of equipment, (ii) sales of new and used equipment and (iii) sales of parts and service. The Company's primary source of revenue is the rental of equipment to construction and industrial customers. Growth in rental revenue is dependent upon several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and the general economic environment. The level of new and used equipment sales is primarily a function of the supply and demand for such equipment, price and general economic conditions. The age, quality and mix of the Company's rental fleet also affect revenues from the sale of used equipment. Revenues derived from the sale of parts and service are generally affected by equipment rental and sales volume.

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

     Second Quarter Ended June 30, 2000 Compared to Second Quarter Ended June 30, 1999 (in thousands, except percent data)

          Comparisons in this section are based on current year results to historical results and current year results to the pro forma results of the Company excluding the operations of two of the Company's subsidiaries, Sullair and Machinery, which were sold in the fourth quarter of 1999. Pro forma results assume that the Sale of Subsidiaries occurred on January 1, 1999.

          Revenues. Total revenues for the quarter ended June 30, 2000 decreased 39.7% to $62,145 from $103,101 for the quarter ended June 30, 1999. The decrease was due primarily to the Sale of Subsidiaries during 1999, and changes in pro forma revenues noted below.

          Pro forma Revenues. Total revenues for the quarter ended June 30, 2000 decreased 2.9% to $62,145 from $64,023 for the quarter ended June 30, 1999. The decrease in revenue is primarily due to a $6,275 or 40.6% decrease in sales of rental equipment during the three months ended June 30, 2000 compared with the three months ended June 30, 1999. The decrease of equipment sales was partially offset by the $3,799 or 8.5% increase in rental revenue which was due to the larger rental fleet resulting from acquisitions completed during 1999 and the continued expansion of our rental fleet at existing locations.

          Gross Profit. Gross profit for the quarter ended June 30, 2000, decreased 38.3% to $23,610 from $38,291 for the quarter ended June 30, 1999. The decrease was due primarily to the Sale of Subsidiaries during 1999, and changes in pro forma gross profit noted below.

          Pro forma Gross Profit. Gross profit for the quarter ended June 30, 2000 decreased 11.0% to $23,610 or 38.0% of total revenues from $26,538 or 41.5% of total revenues for the quarter ended June 30, 1999. The decrease in gross profit is primarily due to a decrease in gross profit from equipment sales of $1,881 for the three months ended June 30, 2000 compared with the same period for 1999. The remaining portion of the decrease was attributable to the rising depreciation and maintenance expenses associated with increased rental fleet assets, coupled with declining rental rates in certain markets.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2000 decreased 13.1% to $15,410 or 24.8% of total revenues from $17,731 or 17.2% of total revenues for the quarter ended June 30, 1999. The decrease was primarily due to the Sale of Subsidiaries in 1999, and changes in pro forma selling, general and administrative expenses noted below.

          Pro forma Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2000 increased 11.7% to $15,410 or 24.8% of total revenues from $13,794 or 21.5% of total revenues for the quarter ended June 30, 1999. The increase in selling, general and administrative expenses is primarily attributable to increased resources allocated to regional and corporate personnel to support the continued expansion of our rental fleet assets at existing locations.

          Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended June 30, 2000 decreased 8.9% to $2,452 or 3.9% of total revenues from $2,691 or 2.6% of total revenues for the quarter ended June 30, 1999. The decrease is primarily attributable to the Sale of Subsidiaries in 1999, and changes in pro forma other depreciation and amortization noted below.

          Pro forma Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended June 30, 2000 increased 14.4% to $2,452 or 3.9% of total revenues from $2,143 or 3.3% of total revenues for the quarter ended June 30, 1999. The increase is due to increased investments in non-rental equipment.

          Interest Expense. Interest expense for the quarter ended June 30, 2000 decreased 16.8% to $8,077 from $9,710 for the quarter ended June 30, 1999. The decrease is primarily due to decreased debt due to the paydown on debt with proceeds from the Sale of Subsidiaries in 1999, and changes in pro forma interest expense noted below.

          Pro forma Interest Expense. Interest expense for the quarter ended June 30, 2000 increased 21.3% to $8,077 from $6,656 for the quarter ended June 30, 1999. The increase is primarily attributable to increased borrowings to finance expansion of our rental fleet assets at existing locations and rate increases on the Company's Credit Facility.

          Write-down of Assets Held for Sale. Write-down of assets held for sale represents a pre-tax charge of $4,275 to write-down rental fleet assets primarily utilized by the oil industry to estimated fair value during the second quarter of 2000. No write-down of assets was recorded during the second quarter of 1999.

     Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 (in thousands, except percent data)

          Comparisons in this section are based on current year results to historical results and current year results to the pro forma results of the Company excluding the operations of two of the Company's subsidiaries, Sullair and Machinery, which were sold in the fourth quarter of 1999. Pro forma results assume that the Sale of Subsidiaries occurred on January 1, 1999.

          Revenues. Total revenues for the six months ended June 30, 2000 decreased 37.7% to $121,261 from $194,721 for the six months ended June 30, 1999. The decrease in revenues was due primarily to the Sale of Subsidiaries in 1999, and changes in pro forma revenues noted below.

          Pro forma Revenues. Total revenues for the six months ended June 30, 2000 increased 2.6% to $121,261 from $118,242 for the six months ended June 30, 1999. The increase in revenue is primarily due to a $8,297 or 10.0% increase in rental revenues offset by a $6,822 or 24.1% decrease in equipment sales for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. The increase in rental revenues was due to the larger rental fleet resulting from acquisitions completed during 1999 and the continual expansion of our rental fleet at existing locations.

          GrossProfit. Gross profit for the six months ended June 30, 2000 decreased 34.3% to $45,341 or 37.4% of total revenues from $68,962 or 35.4% of total revenues for the six months ended June 30, 1999. The decrease is primarily due to the Sale of Subsidiaries in 1999, and changes in pro forma gross profit noted below.

          Pro forma Gross Profit. Gross profit for the six months ended June 30, 2000 decreased 1.9% to $45,341 or 37.4% of total revenues from $46,201 or 39.1% of total revenues for the six months ended June 30, 1999. The decrease in gross profit is primarily due to a decrease in gross profit from equipment sales of $2,106 for the six months ended June 30, 2000 when compared with the same period of 1999. The decrease in gross profit for equipment sales was due primarily to the decrease in equipment sales revenue during 2000.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 decreased 11.8% to $30,763 or 25.4% of total revenues from $34,874 or 17.9% of total revenues for the six months ended June 30, 1999. The decrease was primarily due to the Sale of Subsidiaries in 1999, and changes in pro forma selling, general and administrative expenses noted below.

          Pro forma Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 increased 15.9% to $30,763 or 25.4% of total revenues from $26,546 or 22.5% of total revenues for the six months ended June 30, 1999. The increase in selling, general and administrative expenses is primarily attributable to increased resources allocated to regional and corporate personnel to support the continued expansion of our rental fleet assets at existing locations.

          Other Depreciation and Amortization. Other depreciation and amortization expense for the six months ended June 30, 2000 decreased 6.8% to $4,743 or 3.9% of total revenues from $5,090 or 2.6% of total revenues for the six months ended June 30, 1999. The decrease is due primarily to the Sale of Subsidiaries in 1999 and changes in pro forma other depreciation and amortization noted below.

          Pro forma Other Depreciation and Amortization. Other depreciation and amortization expense for the six months ended June 30, 2000 increased 15.7% to $4,743 or 3.9% of total revenues from $4,098 or 3.5% of total revenues. The increase is primarily attributable to increased investment in non-rental equipment.

          Interest Expense. Interest expense for the six months ended June 30, 2000 decreased 17.2% to $15,609 from $18,862. The decrease is due primarily to the Sale of Subsidiaries in 1999 and changes in pro forma interest expense noted below.

          Pro forma Interest Expense. Interest expense for the six months ended June 30, 2000 increased 17.6% to $15,609 from $13,277. The increase is primarily attributable to the Company's borrowings related to acquisitions and to additional borrowings related to the Company's continued investment in rental equipment.

          Write-down of Assets Held for Sale. Write-down of assets held for sale represents a pre-tax charge of $4,275 to write-down rental fleet assets primarily utilized by the oil industry to estimated fair value during the second quarter of 2000. No write-down of assets was recorded during the six months ended June 30, 1999.

     Liquidity and Capital Resources (in thousands)

          During the second quarter of 2000, the Company financed its expansion of rental fleet assets at existing locations from cash flows generated by operations and borrowing on the Company's credit facility. Comparisons in this section are based on current year results and historical results for 1999. The historical amounts for 1999 include the operations of Sullair and Machinery which were sold during the fourth quarter of 1999.

          For the six months ended June 30, 2000, net cash flows provided by operating activities was $39,949, compared to net cash provided by operating activities of $34,702 for the six months ended June 30, 1999. This increase is primarily attributable to changes in working capital associated with the operations of the Company.

          Net cash used in investing activities for the six months ended June 30, 2000 was $57,031 as compared to $93,921 for the six months ended June 30, 1999. This decrease is primarily attributable to a decrease in the amount of used purchases of equipment, the absence of acquisitions, and equipment sales, offset by a decline in equipment sales, and the collection of a receivable associated with the sale of Sullair during the fourth quarter of 1999.

          Net cash provided by financing activities was $17,827 for the six months ended June 30, 2000, as compared to $60,528 for the six months ended June 30, 1999. The net cash provided by financing activities is primarily attributable to borrowings under the Company's $219,500 revolving credit facility (the "Credit Facility"). As of June 30, 2000, the Company had approximately $64,500 available under its Credit Facility.

     PART II.          OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

          On December 17, 1999, the Company completed the sale of Neff Machinery, Inc. ("Neff Machinery"), a wholy-owned subsidiary that operated an equipment dealership in Florida. The Company received $90.5 million and recorded a gain on the sale of $3.8 million. The purchase and sale agreement (the "Agreement") provides for a post-closing purchase price adjustment based on the difference between the net worth of Neff Machinery, Inc. as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the signing) and the closing date (on the basis of a balance sheet prepared after closing). The Company takes the position that this provision was designed in general to provide an upward adjustment in the purchase price based on any increase in the Company's retained earnings during the period from June 30, 1999 to the closing date.

          Following preparation of a closing date balance sheet, the purchaser told the Company that the Company owed it an adjustment payment of $20.3 million. The Company responded by informing the purchaser that the purchaser owed it additional consideration of $8.8 million. In its response, it noted that Neff Machinery had been profitable during the period. The difference between the positions of the Company and the purchaser relates in part to the standards used to measure the value of Neff Machinery's inventory. The Company argues that the value of its inventory on the closing date should be measured on the same basis as the value of its inventory on June 30, 1999, which was measured using generally accepted accounting principles. The purchaser argues that although the value of the inventory on June 30, 1999 was measured using generally accepted accounting principles, the value of the inventory on the closing date should be measured using fair market value. It further argues that the inventory's fair market value is substantially lower than its value under generally accepted accounting principles.

          The  agreement  provides for  arbitration  by an accountant of certain disputes regarding the post-closing purchase price adjustment. The purchaser has sought to commence arbitration proceedings. The Company has filed suit in Florida state court seeking to stay arbitration until the disputes regarding the proper interpretation of the purchase price adjustment clause can be resolved. The Company takes the position that the disputes are not subject to the arbitration clause because they involve matters of contract interpretation. The Company is not able to predict the outcome of these proceedings and thus has not recorded any amounts as receivable or payable under the Agreement.

          The Company and certain members of its Board of Directors are defendants in at least six lawsuits filed in the Delaware Court of Chancery. Five of the suits were filed on February 29, 2000, and one was filed on March 1, 2000. The plaintiffs in the suits are Neff shareholders, and purport to bring the suits as class actions on behalf of all persons who own the common stock of the Company. The complaints allege, among other things, that the Company and the individual defendants acted improperly in responding to a buyout bid made by a member of management in February 2000. The plaintiffs seek, among other things, injunctive relief and damages. The Company has not yet responded to the complaints.

          The Company is also a party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, the Company does not believe any of these matters are material to its financial condition or results of operations.

     ITEM 6.    EXHIBITS

     (a)      Exhibits:

     Exhibit           Description


     27.1              Financial Data Schedule

                                    SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEFF CORP.
                                          Registrant



     Date:   August 14, 2000              /s/Mark H. Irion
     -----------------------              ----------------
                                          MARK H.  IRION
                                          Chief Financial Officer
                                          On behalf of the registrant and as
                                          Principal Financial and Accounting
                                          Officer