Form 10-Q
period 2000-09-30
NEFF CORP
filed 2000-11-13
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: September 30, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 001-14145


                                   NEFF CORP.
                                  _____________
             (Exact Name of registrant as specified in its charter)


                  DELAWARE                                  65-0626400
      _______________________________                   ________________
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                       I.D. No.)


                   3750 N.W. 87th Avenue, Miami, Florida 33178
               _________________________________________________
               (Address of principal executive offices) (Zip Code)

                                 (305) 513-3350
                                _______________
              (Registrant's telephone number, including area code)

                            _________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at November 1, 2000.

                                   Neff Corp.
                          Quarterly Report on Form 10-Q

                        For the Quarter and Period ended
                               September 30, 2000

PART I.                   FINANCIAL INFORMATION                                                        PAGE

Item    1.                Financial Statements
                          Condensed Consolidated Balance Sheets at September 30, 2000  (Unaudited)
                          and December 31,1999 .....................................................     3
                          Condensed Consolidated Statements of Operations for the three months ended
                          September 30, 2000, 1999 (Unaudited) and Pro Forma September 30, 1999
                          (Unaudited)......................... .....................................     4
                          Condensed Consolidated Statements of Operations for the nine months ended
                          September 30, 2000, 1999 (Unaudited) and Pro Forma September 30, 1999
                          (Unaudited)...............................................................     5
                          Condensed Consolidated Statements of Cash Flows for the nine months
                          ended September 30, 2000 and  1999 (Unaudited)............. ..............     6
                          Notes to Condensed Consolidated Financial Statements (Unaudited) .........     7

Item   2.                 Management's Discussion and Analysis of Financial Condition and Results of
                          Operations ...............................................................     10

PART II.                  OTHER INFORMATION
Item    1.                Legal Proceedings ........................................................     15
Item    6.                Exhibits .................................................................     17

SIGNATURE                 ..........................................................................     18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   NEFF CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                           September 30,           December 31,
                                                                               2000                    1999
                                                                            ----------             -----------
                                                                           (unaudited)
                ASSETS
Cash and cash equivalents ........................................        $    3,384               $    3,374
Accounts receivable, net of allowance for doubtful accounts of
      $2,703 in 2000 and $2,904 in 1999 ..........................            45,950                   53,740
Inventories ......................................................             2,569                    3,860
Rental equipment, net ............................................           315,304                  285,863
Property and equipment, net ......................................            29,722                   25,638
Goodwill, net ....................................................            86,277                   88,008
Prepaid expenses and other assets ................................            15,778                   11,223
                                                                          ----------               ----------
                Total assets .....................................        $  498,984               $  471,706
                                                                          ==========               ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Accounts payable ...........................................        $   14,488               $    7,527
      Accrued expenses and other .................................            29,171                   23,377
      Credit facility ............................................           157,035                  137,182
      Senior subordinated notes ..................................           198,683                  198,670
      Capitalized lease obligations ..............................               586                      742
                                                                          ----------               ----------
                Total liabilities ................................           399,963                  367,498
                                                                          ----------               ----------

Commitments and contingencies

Stockholders' equity:
      Class A Common Stock, $.01 par value; 100,000 shares
         authorized; 16,065 shares issued and outstanding ........              161                       161
      Class B Special Common Stock, $.01 par value, liquidation
         preference $11.67; 20,000 shares authorized; 5,100
         shares issued and outstanding ...........................               51                        51
      Additional paid-in capital .................................          127,759                   127,759
      Accumulated deficit ........................................          (28,950)                  (23,763)
                                                                         ----------                ----------

                Total stockholders' equity .......................           99,021                   104,208
                                                                         ----------                ----------

                Total liabilities and stockholders' equity .......       $  498,984                $  471,706
                                                                         ==========                ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NEFF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)





                                                                             For the Three Months Ended
                                                                                    September 30,
                                                             ____________________________________________________________
                                                                                                               Pro Forma
                                                                2000                     1999                     1999
                                                             __________               __________               __________
Revenues:
  Rental Revenues .......................................... $   52,618               $   60,808               $   47,861
  Equipment sales ..........................................     15,895                   29,848                   11,269
  Parts and service ........................................      4,461                   13,124                    4,186
                                                             ----------               ----------               ----------
     Total revenues ........................................     72,974                  103,780                   63,316
                                                             ----------               ----------               ----------

 Cost of revenues:
  Cost of equipment sold ...................................     13,867                   25,131                    9,772
  Depreciation of rental equipment .........................     11,515                   14,989                   10,767
  Maintenance of rental equipment ..........................     15,901                   18,310                   15,286
  Cost of parts and service ................................      2,906                    8,527                    2,505
                                                             ----------               ----------               ----------
     Total cost of revenues ................................     44,189                   66,957                   38,330
                                                             ----------               ----------               ----------
 Gross profit ..............................................     28,785                   36,823                   24,986
                                                             ----------               ----------               ----------

 Other operating expenses:
  Selling, general and administrative expenses .............     15,034                   19,900                   14,887
  Other depreciation and amortization ......................      2,561                    3,045                    2,320
  Write-down of assets held for sale .......................          -                    1,444                    1,444
                                                             ----------               ----------               ----------
     Total other operating expenses ........................     17,595                   24,389                   18,651
                                                             ----------               ----------               ----------
 Income from operations ....................................     11,190                   12,434                    6,335
                                                             ----------               ----------               ----------

 Other expenses:
  Interest expense .........................................      8,948                   10,920                    7,477
  Amortization of debt issue costs .........................        333                      305                      293
                                                             ----------               ----------               ----------
     Total other expenses ..................................      9,281                   11,225                    7,770
                                                             ----------               ----------               ----------

 Income (loss) before income taxes and minority interest ...      1,909                    1,209                   (1,435)
 (Provision for) benefit from income taxes .................       (781)                    (445)                     586
                                                             ----------               ----------               ----------
 Income (loss) before minority interest ....................      1,128                      764                     (849)
 Minority interest .........................................          -                     (428)                       -
                                                             ----------               ----------               ----------
 Net income (loss) ......................................... $    1,128               $      336               $     (849)
                                                             ==========               ==========               ==========
 Net income (loss) per common share:
     Basic ................................................. $     0.05               $     0.02               $    (0.04)
                                                             ==========               ==========               ==========
     Diluted ............................................... $     0.05               $     0.02               $    (0.04)
                                                             ==========               ==========               ==========

 Weighted average common shares outstanding:
     Basic .................................................     21,165                   21,165                   21,165
                                                             ==========               ==========               ==========
     Diluted ...............................................     21,423                   22,061                   21,165
                                                             ==========               ==========               ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       -4-

                                   NEFF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)



                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                             ____________________________________________________________
                                                                                                               Pro Forma
                                                                2000                     1999                     1999
                                                             ----------               ----------              -----------
 Revenues:
  Rental revenues ........................................   $  143,893               $  165,954               $  130,839
  Equipment sales ........................................       37,355                   96,085                   39,551
  Parts and service ......................................       12,987                   36,494                   11,168
                                                             ----------               ----------               ----------
    Total revenues .......................................      194,235                  298,533                  181,558
                                                             ----------               ----------               ----------

 Cost of revenues:
  Cost of equipment sold .................................       31,713                   78,544                   32,334
  Depreciation of rental equipment .......................       33,355                   41,615                   30,177
  Maintenance of rental equipment ........................       47,084                   49,221                   41,129
  Cost of parts and service ..............................        7,957                   23,477                    6,731
                                                             ----------               ----------               ----------
    Total cost of revenues ...............................      120,109                  192,857                  110,371
                                                             ----------               ----------               ----------
 Gross profit ............................................       74,126                  105,676                   71,187
                                                             ----------               ----------               ----------

 Other operating expenses:
  Selling, general and administrative expenses ...........       45,800                   54,729                   41,433
  Other depreciation and amortization ....................        7,304                    8,016                    6,418
  Write-down of assets held for sale .....................        4,272                    1,444                    1,444
                                                             ----------               ----------               ----------
      Total other operating expenses .....................       57,376                   64,189                   49,295
                                                             ----------               ----------               ----------
 Income from operations ..................................       16,750                   41,487                   21,892
                                                             ----------               ----------               ----------

 Other expenses:
  Interest expense .......................................       24,557                   29,782                   20,754
  Amortization of debt issue costs .......................          970                      871                      835
                                                             ----------               ----------               ----------
      Total other expenses ...............................       25,527                   30,653                   21,589
                                                             ----------               ----------               ----------

 Income (loss) before income taxes and minority interest..       (8,777)                  10,834                      303
 (Provision for) benefit from income taxes ...............        3,590                   (4,104)                    (126)
                                                             ----------               ----------               ----------
 Income (loss) before minority interest ..................       (5,187)                   6,730                      177
 Minority interest .......................................            -                   (1,468)                       -
                                                             ----------               ----------               ----------
 Net income (loss) .......................................   $   (5,187)              $    5,262               $      177
                                                             ==========               ==========               ==========
 Net income (loss) per common share:
        Basic  ...........................................   $    (0.25)              $     0.25              $     0.01
                                                             ==========               ==========              ==========
        Diluted  .........................................   $    (0.25)              $     0.24              $     0.01
                                                             ==========               ==========              ==========

 Weighted average common shares outstanding:
        Basic ............................................       21,165                   21,165                  21,165
                                                             ==========               ==========              ==========
        Diluted ..........................................       21,165                   21,931                  21,931
                                                             ==========               ==========              ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                    NEFF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                                                For the Nine Months Ended
                                                                                                       September 30,
                                                                                           __________________________________

                                                                                              2000                     1999
                                                                                           ----------               ----------
 Cash Flows from Operating Activities:
 Net income (loss) ...................................................................     $   (5,187)              $    5,262
 Adjustments to reconcile net income (loss) to net cash provided by
     operating activities, net of acquisitions .......................................         40,757                   40,886
                                                                                           ----------               ----------
               Net cash provided by operating activities .............................         35,570                   46,148
                                                                                           ----------               ----------

 Cash Flows from Investing Activities:
 Purchases of equipment ..............................................................        (97,489)                (191,747)
 Proceeds from sale of equipment .....................................................         37,355                   96,085
 Purchases of property and equipment .................................................         (7,623)                 (10,623)
 Collection of receivable from sale of subsidiary ....................................         12,500                        -
 Cash paid for acquisitions ..........................................................              -                  (16,268)
                                                                                           ----------               ----------
               Net cash used in investing activities .................................        (55,257)                (122,553)
                                                                                           ----------               ----------

 Cash Flows from Financing Activities:
 Net borrowings under Credit Facility ................................................         19,853                   68,211
 Net repayments under capitalized lease obligations ..................................           (156)                    (308)
 Net borrowings under notes payable and mortgages payable ............................              -                    9,797
 Debt issue costs ....................................................................              -                     (128)
                                                                                           ----------               ----------
               Net cash provided by financing activities .............................         19,697                   77,572
                                                                                           ----------               ----------
 Net increase in cash and cash equivalents ...........................................             10                    1,167
 Cash and cash equivalents, beginning of period ......................................          3,374                    4,340
                                                                                           ----------               ----------
 Cash and cash equivalents, end of period ............................................     $    3,384               $    5,507
                                                                                           ==========               ==========

 Supplemental disclosure of cash flow information:

 Cash paid for interest ..............................................................     $   18,289               $   25,962
                                                                                           ==========               ==========
 Cash paid for income taxes ..........................................................     $        -               $      146
                                                                                           ==========               ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by Neff Corp. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months and the nine months ended September 30, 2000 and 1999, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended
December 31, 1999 appearing in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The results of operations for the three months and the nine months ended September 30, 2000 are not necessarily indicative of the results which may be reported for the year ending December 31, 2000.

     The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     During 1999 the Company sold its interest in two of its subsidiaries. The Company sold its 65% equity interest in S.A. Argentina ("Sullair") during November 1999 and sold all of the capital stock of its wholly-owned subsidiary Neff Machinery, Inc. ("Machinery") during December 1999. The pro forma condensed consolidated statement of operations reflects the results of operations of the Company for the three months and the nine months ended September 30, 1999 as if the sales of Sullair and Machinery had occurred on January 1, 1999. These pro forma condensed consolidated statements of operations have been prepared by adjusting the historical statements for the effects the sales of Sullair and Machinery might have had on the Company's revenues, expenses, assets and liabilities, if the sales of Sullair and Machinery had occurred as of January 1, 1999. These pro forma condensed consolidated financial statements do not necessarily reflect the consolidated results of operations that would have existed had the sales of Sullair and Machinery occurred as of January 1, 1999.


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



     The  Company  is  required  to  adopt  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all

                                   NEFF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company believes that the adoption of SFAS 133 as amended by SFAS 137 should not have a material impact on its financial position or results of operations.

NOTE 2 - RECLASSIFICATIONS

     Certain amounts for the prior periods have been reclassified to conform with the current period presentation.


NOTE 3 - EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net income (loss) and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):






                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                            -----------------------             -------------------------
                                                              2000           1999                 2000             1999
                                                            --------       --------             --------         --------

Net income (loss) (basic and diluted) ....................  $  1,128       $    336             $ (5,187)        $  5,262
                                                            ========       ========             ========         ========

     Number of Shares:
     Weighted average common shares outstanding-basic ....    21,165         21,165               21,165           21,165
        Employee stock options ...........................       258   (1)      896   (1)              -   (2)        766   (1)
                                                            --------       --------             --------         --------
     Weighted average common shares-diluted ..............    21,423         22,061               21,165           21,931
                                                            ========       ========             ========         ========
        Net income (loss) per common share-basic .........  $   0.05       $   0.02             $  (0.25)        $   0.25
                                                            ========       ========             ========         ========
        Net income (loss) per common share-diluted .......  $   0.05       $   0.02             $  (0.25)        $   0.24
                                                            ========       ========             ========         ========

 _______________
 (1)  Assumes exercise of outstanding options at the beginning of the period.
 (2)  Effects of employee stock options for the nine months ended September 30, 2000 were not included as they were anti-dilutive.



                                   NEFF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)



NOTE 4 - SEGMENT INFORMATION

     During 1999 the Company had three segments: Neff Rental, Inc. ("Rental"), Machinery and Sullair. In November 1999 the Company sold its 65% equity interest in Sullair and in December 1999 the Company sold its 100% equity interest in Machinery (See Note 1).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and nine months ended September 30, 2000 to the quarter and nine months ended September 30, 1999 and should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

     The matters discussed herein may include forward-looking statements that involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks inherent in the Company's growth strategy, such as the uncertainty that the Company will be able to identify, acquire and integrate attractive acquisition candidates, the Company's dependence on additional capital for future growth, the high degree to which the Company is leveraged, and the high degree of competition the Company faces. Additional information concerning these and other risks and uncertainties is contained from time-to-time in the Company's filings with the Securities and Exchange Commission.

Overview

     Neff Corp. is one of the largest equipment rental companies in the United States. As of September 30, 2000, the Company operated 84 locations in 17 states, compared with 96 locations in 18 states and South America at September 30, 1999. During the fourth quarter of 1999 the Company sold its equity interests in two consolidated subsidiaries (the "Sale of Subsidiaries"), S.A. Argentina, an equipment rental company with 6 locations in South America ("Sullair") and Neff Machinery, Inc., an equipment dealership company with 4 locations in the Southern United States ("Machinery").

     The  Company  primarily  derives  revenue from (i) the rental of equipment,
(ii) sales of new and used equipment and (iii) sales of parts and service. The Company's primary source of revenue is the rental of equipment to construction and industrial customers. Growth in rental revenue is dependent upon several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and the general economic environment. The level of new and used equipment sales is primarily a function of the supply and demand for such equipment, price and general economic conditions. The age, quality and mix of the Company's rental fleet also effect revenues from the sale of used equipment. Revenues derived from the sale of parts and service are generally effected by equipment rental and sales volume.

     Cost of revenues include cost of equipment sold, depreciation and maintenance costs of rental equipment and cost of parts and service. Cost of equipment sold consists of the net book value of rental equipment at the time of sale and cost for new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis. Cost of parts and service represents costs attributable to the sale of parts directly to customers and service provided for the repair of customer owned equipment.

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

Third Quarter Ended September 30, 2000 Compared to Third Quarter Ended September 30, 1999 (in thousands, except percent data)

     Comparisons  in this section are based on  comparing  current year  results with historical results and current year results with the pro forma results of the Company excluding the operations of two of the Company's subsidiaries,
Sullair  and Machinery,  which  were sold in the fourth   quarter  of 1999.  Pro
forma   results  assume  that the Sale of  Subsidiaries  occurred  on January 1,
1999.

     Total Revenues. Total revenues for the quarter ended September 30, 2000 decreased 29.7% to $72,974 from $103,780 for the quarter ended September 30, 1999. The decrease was due primarily to the Sale of Subsidiaries during 1999.

     Pro forma Total Revenues. Total revenues for the quarter ended September 30, 2000 increased 15.3% to $72,974 from $63,316 for the quarter ended September 30, 1999. The increase in total revenues is partly due to an increase of $4,757 or 9.9% in rental revenues which was due to the continued expansion of our rental fleet at existing locations. The increase in total revenues was also due to a $4,626 or 41.1% increase in sales of rental equipment during the three months ended September 30, 2000 compared with the three months ended September 30, 1999. Total revenues at locations open for more than one year increased 16.0% for the three months ended September 30, 2000 compared with the three months ended September 30, 1999.

     Gross Profit. Gross profit for the quarter ended September 30, 2000, decreased 21.8% to $28,785 or 39.5% of total revenues from $36,823 or 35.5% of total revenues for the quarter ended September 30, 1999. The decrease was due primarily to the Sale of Subsidiaries during 1999.

     Pro forma Gross Profit. Gross profit for the quarter ended September 30, 2000 increased 15.2% to $28,785 or 39.4% of total revenues from $24,986 or
39.5% of total revenues for the quarter ended September 30, 1999. The increase in gross profit is primarily due to an increase in gross profit from rental revenues of $3,394 or 6.5% of rental revenues and was partly due to a small increase in rental rates and a reduction in maintenance expenses as a percentage of rental revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2000 decreased 24.5% to $15,034 or 20.6% of total revenues from $19,900 or 19.2% of total revenues for the quarter ended September 30, 1999. The decrease was primarily due to the Sale of Subsidiaries in 1999.

     Pro forma Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased 1.0% to $15,034 or 20.6% of total revenues from $14,887 or 23.5% of total revenues for the quarter ended September 30, 1999. The increase in selling, general and administrative expenses is primarily attributable to increased resources allocated to support the continued expansion of our rental fleet assets at existing locations.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended September 30, 2000 decreased 15.9% to $2,561 or 3.5% of total revenues from $3,045 or 2.9% of total revenues for the quarter ended September 30, 1999. The decrease is primarily attributable to the Sale of Subsidiaries in 1999.

     Pro forma Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended September 30, 2000 increased 10.4% to $2,561 or 3.5% of total revenues from $2,320 or 3.7% of total revenues for the quarter ended September 30, 1999. The increase is due to increased investments in non-rental equipment.

     Interest Expense. Interest expense for the quarter ended September 30, 2000 decreased 18.1% to $8,948 from $10,920 for the quarter ended September 30, 1999. The decrease is primarily due to decreased debt due to the repayment of outstanding debt with proceeds from the Sale of Subsidiaries in 1999.

     Pro forma Interest Expense. Interest expense for the quarter ended September 30, 2000 increased 19.7% to $8,948 from $7,477 for the quarter ended September 30, 1999. The increase is primarily attributable to increased borrowings to finance the expansion of our rental fleet assets at existing locations and rate increases on the Company's Credit Facility.

     Write-down of Assets Held for Sale. Write-down of assets held for sale represents a pre-tax charge of $1,444 to write-down rental fleet assets to estimated fair value during the third quarter of 1999. No write-down of assets was recorded during the third quarter of 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999 (in thousands, except percent data)

     Comparisons  in this  section are based on comparing current  year  results with historical results and current year results with the pro forma results of the Company excluding the operations of two of the Company's subsidiaries, Sullair and Machinery, which were sold in the fourth quarter of 1999. Pro forma results assume that the Sale of Subsidiaries occurred on January 1, 1999.

     Total Revenues. Total revenues for the nine months ended September 30, 2000 decreased 34.9% to $194,235 from $298,533 for the nine months ended September 30, 1999. The decrease in total revenues was due primarily to the Sale of Subsidiaries in 1999, and changes in pro forma revenues noted below.

     Pro forma Total Revenues. Total revenues for the nine months ended September 30, 2000 increased 7.0% to $194,235 from $181,558 for the nine months ended September 30, 1999. The increase in total revenues is primarily due to a $13,054 or 10.0% increase in rental revenues, offset by a $2,196 or 5.6% decrease in equipment sales for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. The increase in rental revenues was due to the larger rental fleet resulting from acquisitions completed during 1999 and the continued expansion of our rental fleet at existing locations. Total revenues at locations open for more than one year increased 5.7% for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999.

     Gross Profit. Gross profit for the nine months ended September 30, 2000 decreased 29.9% to $74,126 or 38.2% of total revenues from $105,676 or 35.4% of total revenues for the nine months ended September 30, 1999. The decrease is primarily due to the Sale of Subsidiaries in 1999.

     Pro forma Gross Profit. Gross profit for the nine months ended September 30, 2000 increased 4.1% to $74,126 or 38.2% of total revenues from $71,187 or 39.2% of total revenues for the nine months ended September 30, 1999. The increase in gross profit is primarily due to an increase in gross profits from rental revenues of $3,921 or 2.7% of rental revenues offset by a decrease in gross profit from equipment sales of $1,575 or 4.2% of equipment sales, for the nine months ended September 30, 2000 when compared to the same period of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased 16.3% to $45,800 or 23.6% of total revenues from $54,729 or 18.3% of total revenues for the nine months ended September 30, 1999. The decrease was primarily due to the Sale of Subsidiaries in 1999.

     Pro forma Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased 10.5% to $45,800 or 23.6% of total revenues from $41,433 or 22.8% of total revenues for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses is primarily attributable to increased resources allocated to support the continued expansion of our rental fleet assets at existing locations.

     Other  Depreciation  and  Amortization.     Other    depreciation       and
amortization expense for the nine months ended September 30, 2000 decreased 8.9% to $7,304 or 3.8% of total revenues from $8,016 or 2.7% of total revenues for the nine months ended September 30, 1999. The decrease is due primarily
to   the  Sale  of   Subsidiaries  in  1999.

     Pro forma Other Depreciation and Amortization. Other depreciation and amortization expense for the nine months ended September 30, 2000 increased 13.8% to $7,304 or 3.8% of total revenues from $6,418 or 3.5% of total revenues. The increase is primarily attributable to increased investment in non-rental equipment.

     Interest Expense. Interest expense for the nine months ended September 30, 2000 decreased 17.5% to $24,557 from $29,782. The decrease is due primarily to decreased debt due to the repayment of outstanding debt with proceeds from the Sale of Subsidiaries in 1999.

     Pro forma Interest Expense. Interest expense for the nine months ended September 30, 2000 increased 18.3% to $24,557 from $20,754. The increase is primarily attributable to the increased borrowings to finance the expansion of our rental fleet assets at existing locations and rate increases on the Company's Credit Facility.

     Write-down  of Assets  Held for Sale.  Write-down  of  assets held for sale represents a pre-tax charge of $4,272 to write-down rental fleet assets primarily utilized by the oil industry to estimated fair value during the second quarter of 2000, compared with a write-down of assets of $1,444 for the nine months ended September 30, 1999.


     Liquidity and Capital Resources (in thousands)

     Comparisons in this section are based on comparing current year results with historical results for 1999. The historical amounts for 1999 include the operations of Sullair and Machinery, which were sold during the fourth quarter of 1999.

     For the nine months ended September 30, 2000, net cash flows provided by operating activities were $35,570, compared to net cash provided by operating activities of $46,148 for the nine months ended September 30, 1999. This decrease is primarily attributable to changes in working capital associated with the operations of the Company.

     Net cash used in investing activities for the nine months ended September 30, 2000 was $55,257 as compared to $122,553 for the nine months ended September 30, 1999. This decrease is primarily attributable to a decrease in the amount of equipment purchases, the absence of acquisitions and is offset by a decline in equipment sales, and the collection of a receivable associated with the sale of Sullair during the fourth quarter of 1999.

     Net cash provided by financing activities was $19,697 for the nine months ended September 30, 2000, as compared to $77,572 for the nine months ended September 30, 1999. The net cash provided by financing activities is primarily attributable to borrowings under the Company's $219,500 revolving credit facility (the "Credit Facility"). As of September 30, 2000, the Company had approximately $62,465 available under its Credit Facility.

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 17, 1999, the Company completed the sale of Neff Machinery, Inc. ("Machinery"), a wholly-owned subsidiary that operated an equipment dealership in Florida. The Company received $90.5 million from the purchaser and recorded a gain on the sale of $3.8 million. The purchase and sale agreement (the "Agreement") provides for a post-closing purchase price adjustment based on the difference between the pro forma net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the signing) and as of the closing date (on the basis of a balance sheet prepared after closing). The Company's position is that this provision was designed in general to provide an upward adjustment in the purchase price based on any increase Machinery's retained earnings during the period from June 30, 1999 to the closing date.

     After the closing, the purchaser asserted that, based on the closing date balance sheet prepared by the purchaser, the Company owed it a refund of $20.3 million. The Company responded that the purchaser's closing date balance sheet had not been prepared in accordance with generally accepted accounting principles, and informed the purchaser that, based on the Company's calculation, the purchaser owed the Company additional consideration in the amount of $8.8 million.

     The Company believes that the difference between the position of the Company and the purchaser is generally the result of a difference in contract interpretation. The Company's position is that the Agreement requires all of Machinery's assets and liabilities to be valued, for purposes of the closing date balance sheet, using the same standards used to prepare the June 30, 1999 pro forma balance sheet. The purchaser's position is that the Agreement allows many of Machinery's assets and liabilities to be valued, for purposes of the closing date balance sheet, at the lower of book value or market, irrespective of the valuation standards used to prepare the June 30, 1999 pro forma balance sheet.

     The largest monetary dispute concerns Machinery's rental fleet. The book value (cost less accumulated depreciation) of the rental fleet as of the closing was approximately $50.5 million. The gross book value of the rental fleet was approximately $63.7 million. The Company's position is that Machinery's rental fleet should be measured on the closing date balance sheet at its book value, consistent with the Company's historical financial statements and the June 30, 1999 pro forma balance sheet. The purchaser argues that Machinery's rental fleet as of the closing date should be measured at the lower of book value and market, which the purchaser maintains is approximately $14.6 million lower than the Company's valuation of the rental fleet under GAAP. The Company also disputes the market values assigned by the purchaser to the rental fleet.

     The next largest item in dispute between the Company and the purchaser relates to the treatment of floor plan financing programs with equipment manufacturers. The purchaser assumed approximately $3 million of floor plan liabilities as of the closing and included those liabilities on the closing date balance sheet prepared by the purchaser. Floor plan financing was not included on the June 30, 1999 pro forma balance sheet. As of June 30, 1999, the amount of the floor plan financing was approximately $6 million. The Company maintains that this debt was erroneously omitted from the June 30, 1999 pro forma balance sheet and maintains that the June 30, 1999 pro forma should be corrected accordingly. The purchaser opposes this adjustment on the grounds that the Agreement does not expressly contemplate adjustments to the pro forma balance sheet. The purchaser also maintains that floor plan financing was properly omitted from the June 30, 1999 pro forma.

     The balance of the difference between the Company's and the purchaser's claims relates to the following items: (1) The closing date balance sheet prepared by the purchaser includes a reserve for bad debt as of the closing date. The Company maintains that the magnitude of the purchaser's proposed bad debt reserve is higher that appropriate under GAAP. The difference between the Company's position on the issue and the purchaser's position is approximately $2.4 million. (2) The purchaser contends that Machinery's real estate should be valued on the closing date balance sheet at the lower of book value or market. The Company maintains that, under GAAP, Machinery's real estate should be stated at book value unless assets are impaired, in which case the assets should be written down to fair market value. The Company further maintains that the assets are not impaired. The difference between the Company's position on this issue and the purchaser's position is approximately $2.3 million. (3) The purchaser has written down a portion of Machinery's parts inventory, for parts it claims are inactive or are obsolete. The Company maintains that the write down is inappropriate because the parts are included on the "active" parts inventory lists of their respective manufacturers as of December 31, 1999, and are required in many cases to be stocked pursuant to agreements with those manufacturers. The difference between the Company's position on this issue and the purchaser's position is approximately $2.1 million.

     On May 5, 2000, the Company filed suit in Florida state court, seeking, inter alia, a declaration that the Agreement as written requires that the inventory be valued as of the closing in accordance with GAAP applied on a basis consistent with the Company's historical financial statements and the June 30, 1999 pro forma balance sheet. In the alternative, the Company sought to have the Agreement reformed to so require. Neff Corp. v. Nortrax Equipment Co. - Southeast, L.L.C., Case No. 00-11524 CA01 (Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida). On or about May 25, 2000, the purchaser filed a motion to stay the litigation and compel arbitration. The parties recently filed a stipulation in which they have agreed that all disputes pertaining to the closing balance sheet and the June 30, 1999 pro forma balance sheet will be resolved by an internationally recognized firm of independent public accountants ( the "Accounting Firm") to be selected by the parties. The Accounting Firm will, acting as arbitrators in accordance with the Federal Arbitration Act and the terms of the Agreement, determine whether and to what extent the closing net asset value of Machinery derived from the closing balance sheet requires adjustment and whether the Agreement and the June 30, 1999 pro forma balance sheet should be reformed. Pursuant to Section 1.9.2, the Accounting Firm shall refer to a nationally recognized firm of personal property appraisers selected by the parties, or to a real estate appraiser selected by the parties, those items, if any, that it determines are to be valued at market.

     The Company and certain members of its Board of Directors were defendants in at least nine lawsuits filed in the Delaware Court of Chancery. Five of the suits were filed on February 29, 2000, and one was filed on March 1, 2000. The plaintiffs in the suits were Neff Corp. shareholders, and purported to bring the suits as class actions on behalf of all persons who owned the common stock of the Company. The complaints alleged, among other things, that the Company and the individual defendants acted improperly in responding to a buyout bid made by a member of management in February 2000. The plaintiffs sought, among other things, injunctive relief and damages. The plaintiffs have filed a notice of voluntary dismissal of these lawsuits.

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


                                                     NEFF CORP.
                                                     Registrant



     Date:   November 13, 2000                        /s/Mark H. Irion
     _________________________                       ___________________________

                                                     MARK H.  IRION
                                                     Chief Financial Officer
                                                     On behalf of the registrant
                                                     and As Principal  Financial
                                                     and Accounting Officer