Form 10-K/A
period 1999-12-31
NEFF CORP
filed 2001-01-23
CIK 1057725

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

     Neff Corp. hereby ammends its annual report on form  10-K as follows:

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

     We have opened 26 start-up equipment rental locations since March 1995. Our decision to open start-up equipment rental locations is based upon a review of demographic information, business growth projections and the level of existing competition.

     Because our management team has extensive experience opening start-up locations, our growth strategy is not dependent on the availability of acquisition candidates on satisfactory terms.

     Sales of Subsidiaries. On November 18, 1999, the Company completed the sale of its 65% equity interest in S.A. Argentina. The total proceeds from the sale of the Company's interest in S.A. Argentina were $42.5 million , including the payment of a $12.5 million recievable by S.A. Argentina to the Company in February 2000. The Company recorded a loss on the sale of $4.2 million. The Company acquired its interest in S.A. Argentina in June 1998. S.A. Argentina rents and sells industrial and construction equipment throughout South America.

     On December 17, 1999, the Company completed the sale of Neff Machinery, Inc., a wholly-owned subsidiary. The Company received $40.5 million and recorded a gain on the sale of $3.8 million.

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

     Each stand-alone rental equipment location is staffed by, on average, approximately 15 full-time employees, including a branch manager, a rental coordinator, service manager, sales representatives, an office administrator, mechanics and drivers. Additional part-time employees are also used to staff the rental equipment operations located at the same sites.

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


                                   NEFF CORP.



Date: January 10, 2001                               /s/ Mark H. Irion
                                                     -----------------------
                                                     Mark H. Irion
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                               Date


/s/ Peter G. Gladis
-----------------------       President,
Peter G. Gladis               Chief Executive Officer, Director January 10, 2001


/s/ Mark H. Irion             Chief Financial Officer           January 10, 2001
-----------------------
Mark H. Irion


/s/ Jorge Mas                 Director                          January 10, 2001
-----------------------
Jorge Mas


/s/ Arthur B. Laffer          Director                          January 10, 2001
-----------------------
Arthur B. Laffer


/s/ Joel-Tomas Citron         Director                          January 10, 2001
-----------------------
Joel-Tomas Citron


/s/ Juan Carlos Mas           Director                          January 10, 2001
-----------------------
Juan Carlos Mas


/s/ Jose Ramon Mas            Director                          January 10, 2001
-----------------------
Jose Ramon Mas


/s/ Michael Markbreiter       Director                          January 10, 2001
-----------------------
Michael Markbreiter



/s/ Paul E. Dean              Director                          January 10, 2001
-----------------------
Paul E. Dean