Form 10-K
period 2000-12-31
NEFF CORP
filed 2001-04-02
CIK 1057725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2000

                       Commission File Number: 001-14145

                                   NEFF CORP.
             (Exact Name of registrant as specified in its charter)


                DELAWARE                                  65-0626400
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)


             3750 N.W. 87th AVENUE, SUITE 400, MIAMI, FLORIDA 33178
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (305) 513-3350

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
    Title of each class                     on which registered
    --------------------                    ---------------------
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

As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.9 million. As of March 1, 2001, there were 16,065,350 shares of the registrant's Class A Common Stock outstanding.
                      Documents incorporated by reference:

Portions of the Company's Proxy Statement in connection with its Annual Meeting to be held on June 1, 2001 (the "2001 Proxy Statement"). Specifically, the sections in the 2001 Proxy Statement entitled "Ownership of Shares of Certain Beneficial Owners," "Certain Relationships and Related Transactions," "Executive and Director Compensation," and "Compensation Committee Interlocks and Insider Participation" are incorporated by reference into Part III of this Report.

                                     Part I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     The matters discussed in this Annual Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Statements in
Item 1, Business, and Item 7, Management's Discussion and Analysis of Operations and Financial Condition, of this Annual Report, together with other statements beginning with such words as "believes", "intends", "plans", "expects" and similar expressions include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause our future results to differ materially from those in the forward-looking statements are described in this Annual Report under the section "Risk Factors" and include, but are not limited to our dependence on additional capital for future growth, the high degree to which we are leveraged, the restrictions on our operations imposed by our debt instruments, competition in our industry, and general economic conditions.

     Any forward-looking statements speak only as of the date on which the statement is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances occurring after the date on which the statement is made. New factors that may affect our operating results emerge from time to time, and it is not possible for management to predict the materialization of all new factors. Further, management cannot assess the impact of each factor on our business or the extent to which any factor, or combinations of factors, may cause our actual results to differ materially from those discussed in any forward-looking statements.

ITEM 1. BUSINESS


General

     Neff Corp. ("Neff" or the "Company") is one of the largest equipment rental companies in the United States, with 82 rental locations in 17 states as of March 1, 2001. We rent a wide variety of equipment, including backhoes, air compressors, loaders, lifts and compaction equipment, to construction and industrial customers. In addition, we sell new and used equipment, spare parts and merchandise and provide ongoing repair and maintenance services.

     According to industry sources, the equipment rental industry grew from approximately $600 million in revenues in 1982 to over $20 billion in 2000. This growth has been driven primarily by construction and industrial companies, and other equipment users such as governmental entities, that have increasingly outsourced equipment needs to reduce capital investment in non-core assets, convert costs from fixed to variable, lower storage and maintenance costs and access a broad selection of equipment, including the latest technology. The equipment rental industry is highly fragmented, with an estimated 18,000 equipment rental companies in the United States. Relative to smaller competitors, we have several advantages, including increased purchasing power, larger inventories to service larger accounts and the ability to transfer equipment among rental locations in response to changing patterns of customer demand.

Competitive Strengths

     We believe that we have several competitive strengths that provide us with the opportunity for increased profitability.

     Strong Market Position. Neff is one of the largest construction and industrial equipment rental companies in the United States, and is a leading competitor with a significant presence in the Southeast and Gulf Coast regions. We operate 82 rental locations in 17 states, including Florida, Georgia, Alabama, South Carolina, North Carolina, Tennessee, Louisiana, Texas, Oklahoma, Arizona, Nevada, Utah, California, Oregon, Washington, Virginia and Colorado. From December 31, 1995 to December 31, 2000, we increased our equipment rental locations from 8 to 82 and expanded our rental fleet from $62 million to $460 million based on original cost. We believe our size gives us an advantage over our smaller competitors, while our geographic diversity helps insulate us from regional economic downturns.

     High Quality Rental Fleet. We believe our rental fleet is one of the newest, most comprehensive and well-maintained rental fleets in the equipment rental industry. As of December 31, 2000, the average age of our rental fleet was approximately 26 months. We make ongoing capital investment in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. We believe this maintenance program increases fleet utilization, extends the useful life of equipment and produces higher resale values. We expect to reduce our sales of used equipment during 2001 to reduce our capital fleet expenditures which should result in an average rental fleet age of 32 months at December 31, 2001.

     Excellent Customer Service. We differentiate ourselves from our competitors by providing high quality, responsive service to our customers. Service initiatives include (1) reliable on-time equipment delivery directly to our customers' job sites; (2) on-site repairs and maintenance of rental equipment by factory trained mechanics, generally available 24 hours a day, seven days a week; and (3) ongoing training of an experienced sales force to consult with customers regarding their equipment needs.

     State-of-the-Art Management Information System. We have developed a customized, state-of-the-art management information system. We use this system to maximize fleet utilization and determine the optimal fleet composition by market. The system links all of our rental locations and allows management to track customer and sales information, as well as the location, rental status and maintenance history of every piece of equipment in the rental fleet. Rental location managers can search our entire rental fleet for needed equipment, quickly determine the closest location of such equipment, and arrange for delivery to the customer's work site, maximizing equipment utilization.

     Experienced Management Team. Since 1995, we have significantly increased the quality and depth of our management team. Our senior management team has extensive experience in the equipment rental industry and our regional management has, on average, 22 years of experience and substantial knowledge of the local markets served within their regions.

Business Strategy

     Our objective is to increase revenues, cash flow and profitability by building and maintaining a leading market position in the equipment rental industry. Key elements of our business strategy include:

     Improve Utilization of Fleet. We will continue our efforts to improve the utilization of our rental fleet by carefully managing inventory levels at all locations. We carefully weigh the benefits of each new investment in rental fleet against the returns expected on that investment at our locations. In addition, we will continue to adjust the selection of equipment available at each location in order to provide product lines that are tailored to most efficiently meet the demands of our customers.

     Reduce Outstanding Debt. We intend to use all available free cash flow from operations to pay down outstanding debt on our credit facility during 2001. By reducing our outstanding debt, we hope to decrease leverage, reduce interest expense and increase profitability.


     Increase Profitability of Recently Opened Rental Locations. Since January 1, 1998, we have opened 10 start-up rental equipment locations including 4 locations in 2000, 1 location in 1999 and 5 locations in 1998. Because we incur significant expenses in connection with the opening of new locations, management believes that our financial performance does not yet fully reflect the benefit of these rental locations. Based on our historical experience, a new equipment rental location tends to realize significant increases in revenues, cash flow and profitability during the first three years of operation as more prospective customers become aware of its operation and as the composition of the rental equipment fleet is customized to local market demand. Because there is relatively little incremental operating expense associated with such revenues, cash flow and profitability increase significantly as a rental location matures.


     Selective Openings of Start-up Equipment Rental Locations. We intend to explore the possibility of expanding our operations by opening additional start-up locations. We have been successful in opening start-up equipment rental locations in existing markets and new markets. Our decision to open a start-up equipment rental location is based upon a review of demographic information, business growth projections and the level of existing competition.

Operations


     Our operations primarily consist of renting equipment, and to a lesser extent, selling used equipment and complementary parts and merchandise to a wide variety of construction and industrial customers. In addition, to service our customer base more fully, we also sell new equipment and provide ongoing maintenance and repair services for the equipment we sell and rent.

     Our locations are grouped together by geographic area into different regions. A regional vice-president oversees operations within each region.

     Equipment Rentals. We are one of the largest equipment rental companies in the United States, with 82 rental locations in 17 states. Our rental fleet is comprised of a complete line of light and heavy construction and industrial equipment from a wide variety of manufacturers, including John Deere, Case, Bomag, Bosch, Sullivan Industries, Ingersoll-Rand, Gradall, Lull, JLG, Bobcat, MultiQuip, Volvo and Wacker.

     Major categories of equipment represented the following percentages (based on original cost) of our total rental fleet as of December 31, 2000:

                                   Percentage of Total Rental Fleet
Major Equipment Category              (based on original cost)
                                      -----------------------
Earthmoving            ...............         40.0 %
Material Handling      ...............         18.5
Other                  ...............         14.4
Aerial                 ...............          9.5
Trucks                 ...............          6.2
Compaction             ...............          3.2
Compressors            ...............          3.0
Cranes                 ...............          2.0
Welders                ...............          1.5
Lighting               ...............          0.7
Generators             ...............          0.5
Pumps                  ...............          0.5



     We attempt to differentiate ourselves from our competitors by providing a broad selection of new and well-maintained rental equipment, and through high-quality, responsive service to our customers. As of December 31, 2000, our equipment rental fleet had an original cost of approximately $460 million and an average age of 26 months, which management believes compares favorably with other leading equipment rental companies. We make ongoing capital investments in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. This program increases fleet utilization, extends the useful life of equipment and produces higher resale values.

     In addition to providing a new and reliable equipment rental fleet, management believes providing high quality customer service is essential to our future success. The equipment rental business is a service industry requiring quick response times to satisfy customers' needs. Though some activity is arranged with lead-time, much of the rental initiation process takes place within a 48-hour period. Consequently, equipment availability, branch location and transportation capabilities play a major role in earning repeat business. Rental customers prefer a quick selection process and seek efficient communication when ordering equipment. Punctuality and reliability are key components of the servicing process, as well as maintenance performance, timely equipment removal at the end of the rental period and simplified billing.

Our service initiatives include:

     o reliable on-time equipment delivery directly to customers' job sites;

     o on-site repairs and maintenance of rental equipment by factory trained mechanics, which are generally available 24 hours a day, seven days a week; and

     o ongoing training of an experienced sales force to consult with customers regarding their equipment needs.

     New and Used Equipment Sales. We maintain a regular program of selling used equipment in order to adjust the size and composition of our rental fleet in response to changing market conditions and our business plan. Management attempts to balance the objective of obtaining acceptable prices from equipment sales against the revenues obtainable from future rentals of the equipment. We are generally able to achieve favorable resale prices for our used equipment due to our strong preventative maintenance program and our practice of selling used equipment before it becomes obsolete or irreparable. We believe the proactive management of our rental fleet allows us to adjust the rates of new equipment purchases and used equipment sales to maximize equipment utilization rates and respond to changing economic conditions. Such proactive management, together with our broad geographic diversity, minimizes the impact of regional economic downturns. During 2001, we expect to reduce the level of used equipment sales in order to reduce the amount of capital expenditures made on new rental fleet equipment. In order to serve our customer base more fully, we also sell new equipment to customers.

     Parts and Service. We sell a full complement of parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business. We also offer maintenance service to our customers that own equipment and we generate revenues from damage waiver charges, delivery charges and warranty income. We believe that these revenues are more stable than equipment sales revenues because of the recurring nature of the parts and service business. We also believe that revenues from the parts and service business may actually increase during economic downturns as customers postpone new equipment purchases and instead attempt to maintain their existing equipment.

Management Information System

     We have developed a state-of-the-art, customized management information system, that is capable of monitoring our operations on a real-time basis. We currently employ eight management information system employees who continually update and refine the system. This system links all of our rental locations and allows management to track customer and sales information, as well as the location, rental status and maintenance history of every piece of equipment in the rental fleet. We use this system to maximize fleet utilization and determine the optimal fleet composition by geographic market.

     Using this system, branch managers can search our entire rental fleet for needed equipment, quickly determine the closest location of such equipment and arrange for delivery to the customer's work site. This practice helps diminish "lost rents," improves utilization and makes equipment available in markets where it can earn increased revenues. Our communications system can handle multiple protocols and allows the integration of systems running on different platforms.

Customers

     Our customers include commercial, industrial and civil construction contractors, manufacturers, public utilities, municipalities, golf courses, shipyards, commercial farmers, military bases, offshore platform operators and maintenance contractors, refineries and petrochemical facilities and a variety of other industrial businesses.

     During 2000 we served over 30,500 customers. Our top 10 customers represented 3.9% of our total revenues in 2000. Our rental equipment customers vary in size from large Fortune 500 companies who have elected to outsource much of their equipment needs to small construction contractors, subcontractors, and machine operators whose equipment needs are job-based and not easily measured in advance. Our new and used equipment sales customers are generally large construction contractors who regularly purchase wholesale goods and annually budget for fleet maintenance purchases.

     We do not currently provide our own purchase financing to customers. We rent equipment, sell parts, and provide repair services on account to customers who are successfully screened through a credit application process. Customers can finance purchases of large equipment with a variety of creditors, including manufacturers, banks, finance companies and other financial institutions.

Sales and Marketing

     We maintain a strong sales and marketing orientation throughout our organization in order to increase our customer base and better understand and serve our customers. Managers at each of our branches are responsible for supervising and training all sales employees at that location and supervising the sales force by conducting regular sales meetings and participating in selling activities. Managers develop relationships with local customers and assist them in planning their equipment requirements. Managers are also responsible for managing the mix of equipment at their locations, keeping abreast of local construction activity and monitoring competitors in their respective markets.

     To stay informed about their local markets, salespeople track new equipment sales and construction projects in the area through Equipment Data Reports, FW Dodge Reports and PEC Reports (Planning, Engineering and Construction), follow up on referrals and visit construction sites and potential equipment users who are new to the local area. Our salespeople use targeted marketing strategies to address the specific needs of local customers.

Purchasing

     We purchase equipment from vendors with reputations for product quality and reliability. Our Vice President of Asset Management and Procurement directs fleet purchasing, asset utilization and fleet maintenance for our rental fleet. We believe the quantity of equipment we purchase enables us to purchase equipment directly from vendors at lower prices and on more favorable terms than many smaller competitors. We seek to maintain close relationships with our vendors to ensure the timely delivery of new equipment. We do not rely on any one vendor exclusively for a particular type of equipment, and we believe that we have sufficient alternative sources of supply for the equipment we purchase, in each of our principal product categories.

     The following table summarizes our principal categories of equipment and specifies our major suppliers of such equipment:

Product Category                                          Primary Vendors

Air Compressors and Equipment.........................    Ingersoll-Rand, Sullivan and Sullair
Earthmoving Equipment (such as Backhoes,
  Loaders, Dozers, Excavators and Material
  Handling Equipment).................................    John Deere, Case, JCB, Kobelco, Volvo and Bobcat
Compaction Equipment, Rollers
  and Recyclers   ....................................    Bomag, Wacker, MultiQuip and Rammax
Pumps.................................................    MultiQuip, Wacker and Thompson
Generators............................................    MultiQuip, Wacker and Yamaha
Welders...............................................    Miller and Lincoln
Electric Tools........................................    Bosch, Dewalt and Milwaukee
Light Towers..........................................    Specialty Lighting, Coleman and Ingersoll - Rand
Forklifts.............................................    Lull, Gradall, Toyota and Clark
Trucking..............................................    International, Ford and GMC
Aerial................................................    JLG, Genie Industries, and Snorkel
Concrete..............................................    Partner, Edco, Whiteman, Miller,
                                                          MultiQuip, Wacker
                                                          and Stone
Hydraulic Hammers.....................................    Kent and Tramac


Locations

     Our locations typically include (1) offices for sales, administration and management; (2) a customer showroom displaying equipment and parts; (3) an equipment service area; and (4) outdoor and indoor storage facilities for equipment. Each location offers a full range of rental equipment, with the mix of equipment available designed to meet the anticipated needs of the customers in each location.

     Each location is staffed by, on average, 15 full-time employees, including a branch manager, a rental coordinator, service manager, sales representatives, an office administrator, mechanics and drivers. Additional part-time employees are also used as necessary.

Competition

     The equipment rental industry is highly fragmented and very competitive. We compete with independent third parties in all of the markets in which we operate. Most of our competitors in the rental business tend to operate in specific, limited geographic areas, although some larger competitors compete on a national basis. We also compete with equipment manufacturers which sell and rent equipment directly to customers. Some of our competitors have greater financial resources and name recognition than we have. These larger competitors may have the ability to set market rates for rental equipment in certain geographic areas in which we operate. If competitive pressure forces us to lower our rental rates, this could reduce our rental revenues and materially adversely affect our financial condition or results of operations.

Environmental and Safety Regulation

     Our facilities and operations are subject to certain federal, state and local laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, the treatment, storage and disposal of solid and hazardous wastes and materials, and the remediation of contamination associated with the release of hazardous substances. We believe that we are in compliance with such requirements and do not currently anticipate making any material capital expenditures or incurring material costs for environmental compliance or remediation for the current or succeeding fiscal years.

Employees

     As of February 25, 2001, we had approximately 1,130 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

RISK FACTORS

     These are not the only risks and uncertainties we face. The following important factors, among others, could adversely impact our business, operating results, financial condition and cash flows. These factors could cause our actual results to differ materially from those projected in any forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.


We are dependent on additional  capital for future  growth.

     Although we believe that we have sufficient funds for working capital, we may need to raise additional funds in the future if we need to respond to competitive pressures or decide to accelerate our growth rate by increasing our rental equipment fleet, opening more start-up locations or making additional acquisitions. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. We cannot assure you that we will be able to raise additional funds on terms acceptable to us, or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing on terms acceptable to us could materially and adversely effect our financial condition.

We have a substantial amount of debt.

     As of February 28, 2001, we had total indebtedness of approximately $344.1 million. The degree to which Neff is leveraged could have important consequences to holders of our common stock including, but not limited to:

        o our leverage may limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes;


        o a substantial portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

        o our substantial leverage may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility to respond to changing business and economic conditions.

The terms of our current  indebtedness  restrict our operations.

     Our ability to finance future acquisitions, start-ups and internal growth is limited by the covenants contained in our $219.5 million revolving credit facility and in the indentures governing $200 million in subordinated debt securities that we issued and sold in 1998. These covenants restrict our ability, among other things to:

        o        dispose of assets

        o        engage in mergers or consolidations;

        o        incur debt;

        o        pay dividends;

        o        repurchase our capital stock;

        o        create liens on our assets;

        o        make capital expenditures;

        o        make investments or acquisitions; and

        o        engage in transactions with our affiliates.


     Our credit facility also requires us to maintain specified financial ratios, including minimum cash flow levels and interest coverage. These covenants may significantly limit our ability to respond to changing business and economic conditions and to secure additional financing, and we may be prevented from engaging in transactions, including acquisitions, that might be considered important to our business strategy or otherwise beneficial to us.

     Our ability to comply with the restrictive covenants in our credit facility and the indentures may be affected by events that are beyond our control. The breach of any of these covenants could result in a default under the credit facility or the indentures. In the event of a default under the credit facility, our lenders could declare all amounts borrowed under the credit facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the indentures, the trustee under each indenture or the holders of our senior subordinated notes may declare the principal of and accrued interest on the notes to be due and payable. We cannot assure you that we would be able to repay all amounts due under the credit facility or the indentures in the event these amounts are declared due upon a breach of the credit facility of the indentures.

     We are currently in default under the consolidated interest coverage ratio and leverage ratio covenants under the credit facility. Our lenders have waived these defaults until May 23, 2001. We are in negotiations with our lenders to amend the financial covenants in the credit facility and permanently cure the defaults.

     Our quarterly and annual operating results may fluctuate and the price of our common stock may change in response to those fluctuations.

     Our quarterly and annual revenues and operating results have varied in the past and may continue to fluctuate in the future depending on factors such as:

        o        general economic conditions in our markets;

        o        changes in our, and our competitors' pricing;

        o the timing of start-up locations and acquisitions and related costs;

        o the effectiveness of efforts to integrate start-up locations and acquired businesses with existing operations;

        o        rental patterns of our customers; and

        o        increased competition.

     In addition, equipment rental businesses often experience a slowdown in demand during the winter months when adverse weather conditions affect construction activity. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the price of our common stock is likely to decrease.

We face intense competition.

     If we are unable to compete successfully, we will lose market share and our business will suffer. The equipment rental industry is highly competitive. Our competitors include large national rental companies, regional competitors that operate in one or more states, smaller independent businesses with one or two rental locations, and equipment vendors and dealers who both sell and rent equipment to customers. Some of our competitors have greater financial resources, are more geographically diverse, and have greater name recognition than we do. If existing or future competitors reduce prices and we must also reduce prices to remain competitive, our operating results would be adversely affected. In addition, other equipment rental companies may compete with us for acquisition candidates or start-up locations, which may increase acquisition prices and reduce the number of suitable acquisition candidates or expansion locations.

We depend on our senior  management.

     Neff is managed by a small number of key executive officers. The loss of the services of these key executives could have a material adverse effect on our business. We do not maintain any key man life insurance policies on any of our officers. Our success also depends on our ability to hire and retain qualified management personnel. We cannot assure you that we will be able to hire and retain the personnel we need.

     Any acquisitions we make could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

     In the future, we may make material acquisitions of, or large investments in, other equipment rental businesses. We cannot assure you that we would successfully integrate any businesses or personnel that we might acquire with our existing operations. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

        o        difficulty  in combining  the   operations  or work force of an
                 acquired  business;

        o        potential loss of key personnel of an acquired business;

        o        disruptions of our on-going business;

        o        difficulty   in   maintaining   uniform   standards,  controls,
                 procedures and   policies;

        o        potential negative impact on results of operations due to
                 amortization of  goodwill,  other intangible   assets  acquired
                 or  assumption of liabilities;

        o risks associated with entering markets with which we have limited previous experience; and

        o        diversion of management attention.

     We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock. Additional equity issued in connection with future acquisitions could result in dilution of our stockholders' equity interest. Fluctuations in our stock price may make acquisitions more expensive or prevent us from being able to complete acquisitions on terms that are acceptable to us.

     We may incur substantial costs in order to comply with environmental and safety regulations.

     We are subject to certain federal, state and local laws and regulations relating to environmental protection and occupational health and safety, including those governing:

        o        wastewater discharges;

        o the treatment, storage and disposal of solid and hazardous wastes and materials; and

        o        the  remediation of  contamination  associated   with  the
                 release of hazardous substances.


     These laws often impose liability without regard to whether the owner or lessee of real estate knew of, or was responsible for, the presence of hazardous or toxic substances. Some of our present and former facilities have used substances and generated or disposed of wastes which are or may be considered hazardous, and we may incur liability in connection with these activities. Although we investigate each business or property that we acquire or lease, these businesses or properties may have undiscovered potential liabilities relating to non-compliance with environmental laws and regulations that we will be required to investigate and/or remediate. While we do not currently expect to make any material capital expenditures for environmental compliance or remediation in the foreseeable future, we cannot assure you that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future, which could cause us to incur additional environmental compliance or remediation costs. These compliance and remediation costs could materially adversely affect our financial condition or results of operations.

We may be liable for claims that our insurance will not cover.

     Our business exposes us to possible claims for personal injury or death resulting from the use of equipment that we rented or sold and from injuries caused in motor vehicle accidents in which our delivery and service personnel are involved. We carry comprehensive insurance subject to a deductible at a level management believes is sufficient to cover existing and future claims. We cannot assure you that existing or future claims will not exceed the level of our insurance or that such insurance will continue to be available on economically reasonable terms, or at all. In addition, our insurance may not cover claims for punitive damages or for damages arising from intentional misconduct.

The market price for our common stock may fluctuate widely.

     The  trading  price for our common  stock has been and may  continue  to be
highly  volatile.   The  market  price  of  our  common  stock  could  fluctuate substantially due to factors, many of which are beyond our control, such as:

        o        actual  or  anticipated  variations in our  quarterly   results
                 of  operations;

        o        additions or departures of key personnel;

        o announcements of acquisitions, new products or new services by us or our competitors;

        o changes in earnings estimates or recommendations by securities analysts;

        o        changes in business or regulatory conditions affecting us;

        o changes in the market valuations of other equipment rental companies;

        o        trading of our common stock; and

        o        general market conditions.


Our principal stockholders have substantial control over our affairs.

     Neff is controlled by the Mas family and General Electric Capital Corporation ("GE Capital"). Jorge Mas, our Chairman, his brothers, Juan Carlos Mas and Jose Ramon Mas, who are also members of our board of directors, and Santos Fund I, L.P. ("Santos"), a limited partnership controlled by the Mas family beneficially own approximately 44.9% of our common stock. In addition, GE Capital owns Class B Special common stock that represents 24.1% of the outstanding equity of Neff. Neff, GE Capital, Santos and the Mas family have entered into a Stockholders' Agreement. The agreement provides that if GE Capital transfers common stock representing 15% or more of the equity of Neff to a third party, the parties to the agreement will cause Neff's Board of Directors to increase by one member and will cause the nominee designated by the purchaser of GE Capital's common stock to be elected as the additional director.

     The Mas family, Santos and GE Capital, or a transferee who acquires the common stock held by GE Capital, acting together will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Future sales of our common stock may adversely affect our common stock price.

     If our stockholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our stockholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock. An additional 1.5 million shares of our common stock may be issued upon the exercise of vested stock options we have previously granted, all of which could be sold in the public market if issued, subject to compliance with Rule 144 of the Securities Act in the case of shares held by our affiliates.

ITEM 2. PROPERTIES

     We lease approximately 18,000 square feet for our corporate headquarters in an office building in Miami, Florida. We own the buildings and/or the land at 2 of our locations. All other sites are leased, generally for terms of five years with renewal options. Owned and leased sites range from approximately 7,000 to 25,000 square feet on lots ranging up to 22 acres, and include showrooms, equipment service areas and storage facilities. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3. LEGAL PROCEEDINGS

     Neff, the members of our Board of Directors, two of our principal stockholders and United Rentals, Inc. ("United") are defendants in at least nine lawsuits filed in the Delaware Court of Chancery. Five of the suits were filed on January 3, 2001, two were filed on January 4, 2001 and two were filed on January 5, 2001. All of the suits were filed after Neff announced that it had received a proposal from United to acquire all of the outstanding shares of our Class A common stock held by the public. The plaintiffs in the suits are stockholders of Neff who purport to bring the suits as class actions on behalf of all persons, other than the defendants, who own our Class A common stock. The complaints allege, among other things, that certain members of the Board of Directors, General Electric Capital Corporation and Santos Fund I ,L.P. have breached their fiduciary duties to our public shareholders and engaged in self-dealing in negotiating the terms of the United proposal. The plaintiffs seek, among other things, injunctive relief and damages. Neff has not yet responded to the complaints. On February 26, 2001, Neff announced that the United proposal had expired and negotiations with United had terminated.

     On December 17, 1999, we completed the sale of Neff Machinery, Inc. ("Machinery"), a wholly-owned subsidiary of Neff. Neff received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement (the "Agreement") provides for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the Agreement) and the closing date (on the basis of a balance sheet prepared after closing). Neff takes the position that this provision was designed in general to provide an upward adjustment in the purchase price based on any increase in Machinery's retained earnings during the period from June 30, 1999 to the closing date.

     Following preparation of a closing date balance sheet, the purchaser told Neff that Neff owed the purchasers an adjustment payment of $20.3 million. Neff responded by informing the purchaser that the purchaser owed it additional consideration of $8.8 million. In its response, Neff noted that Machinery had been profitable during the period between June 30, 1999 and the closing date. In fact, a significant portion of the additional consideration Neff claimed it was owed is attributable to Machinery's earnings during this period. Neff believes that the difference between its position and the purchaser is generally the result of a difference in contract interpretation. Neff's position is that the Agreement requires all of Machinery's assets and liabilities to be valued, for purposes of the closing date balance sheet, using the same standards used to prepare the June 30, 1999 pro forma balance sheet. The purchaser's position is that the Agreement allows many of Machinery's assets and liabilities to be valued, for purposes of the closing date balance sheet, at the lower of book value or market, irrespective of the valuation standards used to prepare the June 30, 1999 pro forma balance sheet.

     The largest monetary dispute concerns Machinery's rental fleet. The book value (cost less accumulated depreciation) of the rental fleet as of the closing was approximately $50.5 million. The gross book value of the rental fleet was approximately $63.7 million. Neff's position is that Machinery's rental fleet should be measured on the closing date balance sheet at its book value, consistent with Neff's historical financial statements and the June 30, 1999 pro forma balance sheet. The purchaser argues that Machinery's rental fleet as of the closing date should be measured at the lower of book value and market, which the purchaser maintains is approximately $14.6 million lower than Neff's valuation of the rental fleet under accounting principles generally accepted in the United States of America ("GAAP"). Neff also disputes the market values assigned by the purchaser to the rental fleet.

     The next largest item in dispute between Neff and the purchaser relates to the treatment of floor plan financing programs with equipment manufacturers. The purchaser assumed approximately $3 million of floor plan liabilities as of the closing and included those liabilities on the closing date balance sheet prepared by the purchaser. Floor plan financing was not included on the June 30, 1999 pro forma balance sheet. As of June 30, 1999, the amount of the floor plan financing was approximately $6 million.

     Neff maintains that this debt was erroneously omitted from the June 30, 1999 pro forma balance sheet and maintains that the June 30, 1999 pro forma balance sheet should be corrected accordingly. The purchaser opposes this adjustment on the grounds that the Agreement does not expressly contemplate adjustments to the pro forma balance sheet. The purchaser also maintains that floor plan financing was properly omitted from the June 30, 1999 pro forma balance sheet.

     The balance of the difference between Neff's and the purchaser's claims relates to the following items: (1) The closing date balance sheet prepared by the purchaser includes a reserve for bad debt as of the closing date. Neff maintains that the magnitude of the purchaser's proposed bad debt reserve is higher than appropriate under GAAP. The difference between Neff's position on the issue and the purchaser's position is approximately $2.4 million; (2) The purchaser contends that Machinery's real estate should be valued on the closing date balance sheet at the lower of book value or market. Neff maintains that, under GAAP, Machinery's real estate should be stated at book value unless assets are impaired, in which case the assets should be written down to fair market value. Neff further maintains that the assets are not impaired. The difference between the Neff's position on this issue and the purchaser's position is approximately $2.3 million; and (3) The purchaser has written down a portion of Machinery's parts inventory for parts it claims are inactive or are obsolete. Neff maintains that the write down is inappropriate because the parts are included on the "active" parts inventory lists of their respective manufacturers as of December 31, 1999, and are required in many cases to be stocked pursuant to agreements with those manufacturers. The difference between Neff's position on this issue and the purchaser's position is approximately $2.1 million.

     On May 5, 2000, Neff filed suit in Florida state court, seeking, inter alia, a declaration that the Agreement as written requires that the inventory be valued as of the closing in accordance with GAAP applied on a basis consistent with Neff's historical financial statements and the June 30,1999 pro forma balance sheet. In the alternative, Neff sought to have the Agreement reformed to so require. Neff Corp. v. Nortrax Equipment Co. - Southeast, L.L.C., Case No. 00-11524 CA01 (Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida). On or about May 25, 2000, the purchaser filed a motion to stay the litigation and compel arbitration. The parties recently filed a stipulation in which they have agreed that all disputes pertaining to the closing balance sheet and the June 30, 1999 pro forma balance sheet will be resolved by an internationally recognized firm of independent public accountants ( the "Accounting Firm") to be selected by the parties. The Accounting Firm will, acting as arbitrators in accordance with the Federal Arbitration Act and the terms of the Agreement, determine whether and to what extent the closing net asset value of Machinery derived from the closing balance sheet requires adjustment and whether the Agreement and the June 30,1999 pro forma balance sheet should be reformed. Pursuant to the Agreement, the Accounting Firm shall refer to a nationally recognized firm of personal property appraisers selected by the parties, or to a real estate appraiser selected by the parties, those items, if any, that it determines are to be valued at market.

     We are also a party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, we do not believe any of these matters are material to our financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

     During the fourth quarter of 2000, no matter was submitted to a vote of the security holders of Neff.

PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON STOCK AND
               RELATED  STOCKHOLDER MATTERS

Price Range of Common Stock

     On May 21, 1998, our Class A common stock began trading on the New York Stock Exchange under the symbol "NFF". The following table sets forth the high and low closing sales prices of our Class A common stock as reported on New York Stock Exchange for the periods indicated.

Year ended December 31, 2000:
                                                              HIGH                        LOW
                                                            -------                     -------
First Quarter ...........                        $            9.38          $             5.94
Second Quarter ...........                       $            7.31          $             3.00
Third Quarter  ...........                       $            5.50          $             2.94
Fourth Quarter ...........                       $            4.25          $             0.75




Year ended December 31, 1999:
                                                              HIGH                        LOW
                                                            -------                     -------
First Quarter ...........                        $            8.00          $             5.56
Second Quarter ...........                       $           15.75          $             6.44
Third Quarter ...........                        $           18.44          $            10.25
Fourth Quarter ...........                       $           12.75          $             6.25


     As of March 1, 2001, we had 75 shareholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record in broker "street names" for the benefit of individual investors.

Dividend Policy

     We have not paid any cash dividends on our common stock during the two-year period ended December 31, 2000. We presently intend to retain all earnings for the development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit agreement precludes us from purchasing, redeeming or retiring any of our capital stock or from paying dividends. The payment of dividends is also limited by provisions of the indentures governing our senior subordinated notes issued in May and December 1998 and due in 2008.

     The declaration and payment of any future cash dividends will depend on a number of factors including future earnings, capital requirements, our financial condition and prospects and any restrictions under credit or other agreements existing from time to time, as well as any other factors as our Board of Directors may deem relevant. We cannot assure you that we will pay any dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Neff's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. Certain amounts in the prior years have been reclassified to conform with the current year presentation.

                                                                           For the Years Ended December 31,
                                                   -----------------------------------------------------------------------------
                                                      2000              1999             1998            1997            1996
                                                   ----------        ----------       ----------      ----------      ----------
                                                                (Amounts in thousands, except per share data)
Revenues
        Rental revenue ........................   $   192,990       $   222,862      $   179,014      $   69,512      $   35,808
        Equipment sales .......................        51,179           121,865          108,352          50,578          44,160
        Parts and service .....................        15,923            47,284           36,724          22,132          15,045
                                                   ----------        ----------       ----------      ----------      ----------
             Total revenues ...................       260,092           392,011          324,090         142,222          95,013
                                                   ----------        ----------       ----------      ----------      ----------
Cost of revenues
        Cost of equipment sold ................        43,660           100,871           83,783          40,766          33,605
        Depreciation of rental equipment ......        44,724            55,159           56,336          24,231          19,853
        Maintenance of rental equipment .......        64,883            66,763           49,858          18,752           8,092
        Cost of parts and service .............        10,495            30,166           23,690          13,741           8,143
                                                   ----------        ----------      -----------      ----------      ----------
             Total cost of revenues ...........       163,762           252,959          213,667          97,490          69,693
                                                   ----------        ----------      -----------      ----------      ----------
Gross profit ..................................        96,330           139,052          110,423          44,732          25,320
                                                   ----------        ----------      -----------      ----------      ----------
Selling, general and administrative expenses ..        61,574            74,893           60,347          31,329          18,478
Other depreciation and amortization ...........         9,884            10,731            8,833           2,806           1,432
Write-down of assets held for sale ............         4,272             1,444                -               -               -
Cost incurred in efforts to sell the company ..         4,282                 -                -               -               -
Officer stock option compensation (2) .........             -                 -            3,198           4,400               -
                                                   ----------        ----------      -----------      ----------      ----------
Income from operations ........................        16,318            51,984           38,045           6,197           5,410
                                                   ----------        ----------      -----------      ----------      ----------
Other expenses ................................        34,763            41,520           35,855          14,338           6,337
                                                   ----------        ----------      -----------      ----------      ----------
Income (loss) before income taxes, minority
     interest and extraordinary item ..........       (18,445)           10,464            2,190          (8,141)           (927)
(Provision for) benefit from income taxes .....             -            (3,877)             134           1,748            (461)
                                                   ----------        ----------      -----------      ----------      ----------
Income (loss) before minority interest and
 extraordinary item ...........................       (18,445)            6,587            2,324          (6,393)         (1,388)
Minority Interest .............................             -            (1,733)          (1,111)              -               -
                                                  -----------       -----------      -----------      ----------      ----------
Income (loss) before extraordinary item .......       (18,445)            4,854            1,213          (6,393)         (1,388)
Extraordinary loss, net .......................             -                 -           (2,675)           (451)           (809)
                                                  -----------       -----------      -----------      ----------      ----------
Net income (loss) .............................   $   (18,445)      $     4,854      $    (1,462)     $   (6,844)     $   (2,197)
                                                  ===========       ===========      ===========      ==========      ==========

Basic income (loss) per common share:
Income (loss) before extraordinary item .......   $     (0.87)      $      0.23      $     (0.23)     $    (1.64)     $    (0.56)
Extraordinary loss, net .......................             -                 -            (0.15)          (0.05)          (0.10)
                                                  -----------       -----------      -----------      ----------      ----------
Net Income (loss) .............................   $     (0.87)      $      0.23      $     (0.38)     $    (1.69)     $    (0.66)
                                                  ===========       ===========      ===========      ==========      ==========

Diluted income (loss) per common share:
Income (loss) before extraordinary item .......   $     (0.87)      $      0.22      $     (0.23)     $    (1.64)     $    (0.56)
Extraordinary loss, net .......................             -                 -            (0.15)          (0.05)          (0.10)
                                                  -----------       -----------      -----------      ----------      ----------
Net income (loss) .............................   $     (0.87)      $      0.22      $     (0.38)     $    (1.69)     $    (0.66)
                                                  ===========       ===========      ===========      ==========      ==========
Weighted average common shares outstanding:
Basic .........................................        21,165            21,165           17,213           8,465           8,465
                                                  ===========       ===========      ===========      ==========      ==========
Diluted .......................................        21,165            21,887           17,213           8,465           8,465
                                                  ===========       ===========      ===========      ==========      ==========


                                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------
                                                   2000        1999        1998       1997        1996
                                                ----------  ----------  ---------- ----------  ----------
                                                 (Amounts in thousands, except percent and location data)
Balance Sheet Data (end of period):
Net book value of rental equipment..........   $ 303,863   $ 285,863   $ 321,220   $ 179,547  $  76,794
Total assets................................     474,967     471,706     572,369     279,654    109,118
Total debt .................................     345,939     335,852     406,993     226,203     58,250
Redeemable preferred stock .................           -           -           -     53, 747     46,299
Total stockholders' equity (deficit) .......      85,763     104,208      99,360     (24,735)    (7,508)

Other Data:
EBITDA(3) ..................................   $  79,480   $ 119,318   $ 106,412   $  37,634   $ 26,695
EBITDA margin(4) ...........................       30.6%       30.4%       32.8%       26.5%      28.1%
Rental equipment purchases .................   $ 109,578   $ 221,671   $ 199,198   $ 143,515   $ 86,886
Number of locations (end of period).........          82          84          86          53         16

_____________________
1) Depreciation of rental equipment for 1996, 1997 and 1999 reflects Neff's change in depreciation policy to recognize extended estimated service lives and increased residual values of our rental equipment. See Neff's Consolidated
Financial Statements and the Notes thereto included elsewhere in this Annual Report.

2) Officer stock option compensation expense represents a non-cash charge with respect to the changes in the difference between the estimated market value of the shares to be issued to a former executive officer under an option agreement, and the exercise price for the shares.

3) EBITDA represents income from operations plus depreciation, amortization, and non-cash expenditures, including write-down of assets in 2000 and 1999, officer stock option compensation expense in 1998 and 1997, and costs incurred in efforts to sell the Company in 2000. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of Neff's operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. We believe that EBITDA is a fairly standard measure in our industry, commonly reported and widely used by analysts and investors as a measure of profitability for companies with significant depreciation, amortization and non-cash expenditures. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

4) EBITDA margin represents EBITDA as a percentage of total revenues.

ITEM 7. MANAGEMENT'S DISCUSSION  AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the year ended December 31, 2000 to historical and pro forma results for the year ended December 31, 1999 and the year ended December 31, 1999 to the year ended December 31, 1998. This discussion should be read in conjunction with Neff's Consolidated Financial Statements and the Notes thereto, appearing elsewhere in this Annual Report.

Overview

     We derive revenue from (1) the rental of equipment; (2) sales of new and used equipment and (3) sales of parts and service. Our primary source of revenue is the rental of equipment to construction and industrial customers. Growth in rental revenue is dependent upon several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and the general economic environment. The level of new and used equipment sales is primarily a function of the supply and demand for such equipment, price and general economic conditions. The age, quality and mix of our rental fleet also affect revenues from the sale of used equipment. Revenues derived from the sale of parts and service generally correlates with sales of new equipment.

     As part of our strategy to improve utilization and return on fleet investments, we plan to reduce our short term capital expenditures on fleet assets during 2001 in order to apply operating cash flow to pay down debt. The reduction in capital expenditures could lead to a reduction in used equipment sales as we age the fleet and seek to maximize return on existing fleet investments. We will also continue to carefully analyze the market potential of each branch and may contemplate the closing of branches that are not generating adequate return on investment or are in a market that we do not believe has significant future potential.

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

     Depreciation of rental equipment is calculated on a straight-line basis over the estimated service life of the asset (generally two to eight years with a 20% residual value). Since January 1, 1996, we have, from time to time, made certain changes to our depreciation assumptions to recognize extended estimated service lives and increased residual values of our rental equipment. We believe that these changes in estimates will more appropriately reflect our financial results by better allocating the cost of our rental equipment over the service lives of these assets. In addition, the new lives and residual values more closely conform to those prevalent in the industry.

     Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property and other taxes and other administrative overhead. Other depreciation and amortization represents the depreciation associated with property and equipment (other than rental equipment) and the amortization of goodwill and intangible assets.

Results of Operations

     Management believes that the period-to-period comparisons of Neff's financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance. In addition, our results of operations may fluctuate from period-to-period in the future as a result of the cyclical nature of the industry in which we operate.

     Sale of Subsidiaries. During the fourth quarter of 1999, we sold our equity interest in two subsidiaries, Sullair Argentina Sociedad Anonima ("S.A. Argentina") and Neff Machinery, Inc. ("Machinery"). Our pro forma results for the Company for 1999, assuming the sales of S.A. Argentina and Machinery took place on January 1, 1999, are presented below with the other years presented for comparative purposes.

     The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of Neff, and pro forma results for 1999, expressed as a percentage of total revenues. We cannot assure you that the trends in the table below will continue in the future.


                                                                                    NEFF CORP.
                                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                      (in thousands, except percent data)

                                                                           For the Years Ended December 31,
                                                 --------------------------------------------------------------------------------
                                                                      Historical           Pro Forma            Historical
                                                   2000         %       1999         %       1999         %        1998         %
                                                 ---------    ----    ---------    ----    ---------    ----    ---------    ----
Revenues
   Rental revenue ............................   $ 192,990    74.2    $ 222,862    56.9    $ 179,062    72.0    $ 179,014    55.2
   Equipment sales ...........................      51,179    19.7      121,865    31.1       54,234    21.8      108,352    33.5
   Parts and service .........................      15,923     6.1       47,284    12.0       15,257     6.2       36,724    11.3
                                                 ---------    ----    ---------    ----    ---------    ----    ---------    ----

        Total revenues .......................     260,092   100.0      392,011   100.0      248,553   100.0      324,090   100.0
                                                 ---------    ----    ---------    ----    ---------    ----    ---------    ----
Cost of revenues
   Cost of equipment sold ....................      43,660    16.8      100,871    25.7       45,086    18.1       83,783    25.9
   Depreciation of rental equipment ..........      44,724    17.2       55,159    14.1       40,821    16.4       56,336    17.4
   Maintenance of rental equipment ...........      64,883    25.0       66,763    17.0       56,556    22.8       49,858    15.3
   Cost of parts and service .................      10,495     4.0       30,166     7.7        8,745     3.5       23,690     7.3
                                                 ---------    ----    ---------    ----    ---------    ----    ---------    ----
        Total cost of revenues ...............     163,762    63.0      252,959    64.5      151,208    60.8      213,667    65.9
                                                 ---------    ----    ---------    ----    ---------    ----    ---------    ----
Gross profit .................................      96,330    37.0      139,052    35.5       97,345    39.2      110,423    34.1
                                                 ---------    ----    ---------    ----    ---------    ----    ---------    ----
Other operating expenses
   Selling, general and administrative expenses     61,574    23.7       74,893    19.1       56,555    22.8       60,347    18.6
   Other depreciation and amortization .......       9,884     3.8       10,731     2.7        8,707     3.5        8,833     2.7
   Write-down of asset held for sale .........       4,272     1.7        1,444     0.4        1,444     0.6            -       -
   Costs incurred in efforts to sell the
   Company ...................................       4,282     1.7            -       -            -       -            -       -
   Officer stock option compensation .........           -       -            -       -            -       -        3,198     1.0
                                                 ---------    ----    ---------    ----    ---------    ----    ---------    ----
Income from operations .......................   $  16,318     6.3    $  51,984    13.3    $  30,639    12.3    $  38,045    11.7
                                                 ---------    ----    ---------    ----    ---------    ----    ---------    ----
EBITDA ........................................  $  79,480    30.6    $ 119,318    30.4    $  81,611    32.8    $ 106,412    32.8
                                                 =========    ====    =========    ====    =========    ====    =========    ====



Certain amounts for the prior periods have been reclassified to conform with the current period presentation.


2000 Compared to 1999 (in thousands, except percent data)

     This section compares current year operating results with both our historical operating results for 1999 and with pro forma operating results for 1999. The pro forma operating results of 1999 exclude the operations of two of the Company's subsidiaries, S.A. Argentina and Machinery, which were sold in the fourth quarter of 1999. Pro forma operating results assume that the sales of S.A. Argentina and Machinery occurred on January 1, 1999.

     Total Revenues. Total revenues for 2000 decreased 33.7% to $260,092 from $392,011 in 1999. This decrease in revenues is primarily attributable to the sales of S.A. Argentina and Machinery.

     Pro Forma Total Revenues. Total revenues for the year ended December 31, 2000 increased 4.6% to $260,092 from $248,553 for the year ended December 31, 1999. The increase in total revenues is partly due to an increase of $13,928 or 7.8% in rental revenues resulting from the continued expansion of our rental fleet at existing locations. The increase in total revenues was mitigated by a $3,055 or 5.6% decrease in sales of rental equipment during the year ended December 31, 2000 compared with the year ended December 31, 1999. Total revenues at locations open for more than one year increased 7.2% for the year ended December 31, 2000 compared with the year ended December 31, 1999.

     Gross Profit. Gross profit for 2000 decreased 30.7% to $96,330 or 37.0% of total revenues from $139,052 or 35.5% of total revenues in 1999. This decrease is primarily attributable to the sales of S.A. Argentina and Machinery.

     Pro Forma Gross Profit. Gross profit for the year ended December 31, 2000 decreased 1.0% to $96,330 or 37.0% of total revenues from $97,345 or 39.2% of total revenues for the year ended December 31, 1999. The decrease in gross profit is primarily due to a decrease in gross profit margin resulting from decreases in rental rates in response to competitive pressures during 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2000 decreased 17.8% to $61,574 or 23.7% of total revenues from $74,893 or 19.1% of total revenues in 1999. The decrease in selling, general and administrative expenses is primarily attributable to the sales of S.A. Argentina and Machinery.

     Pro Forma Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased 8.9% to $61,574 or 23.7% of total revenues from $56,555 or 22.8% of total revenues for the year ended December 31, 1999. The increase in selling, general and administrative expenses is primarily attributable to the allocation of increased resources to support the continued expansion of our rental fleet at existing locations.

     Depreciation of Rental Equipment. Depreciation of rental equipment for 2000 decreased 18.9% to $44,724 or 17.2% of total revenues from $55,159 or 14.1% of total revenues in 1999. The decrease was primarily due to the sales of S.A. Argentina and Machinery.

     Pro Forma Depreciation of Rental Equipment. Depreciation of rental equipment for 2000 increased 9.6% to $44,724 or 17.2% of total revenues from $40,821 or 16.4% of total revenues in 1999. The increase is due primarily to increased investments in rental fleet at existing locations.

     Other Depreciation and Amortization. Other depreciation and amortization expense for 2000 decreased 7.9% to $9,884 or 3.8% of total revenues from $10,731 or 2.7% of total revenues in 1999. This decrease is primarily attributable to the sales of S.A. Argentina and Machinery.

     Pro Forma Other Depreciation and Amortization. Other depreciation and amortization expense for the year ended December 31, 2000 increased 13.5% to $9,884 or 3.8% of total revenues from $8,707 or 3.5% of total revenues for the year ended December 31, 1999. The increase is due to increased investment in non-rental equipment during the year 2000.

     Interest Expense. Interest expense for 2000 decreased 16.2% to $33,456 from $39,901 in 1999. This decrease is primarily attributable to the paydown of debt with the proceeds of the sales of S.A. Argentina and Machinery.

     Pro Forma Interest Expense. Interest expense for the year ended December 31, 2000 increased 17.4% to $33,456 from $28,508 for the year ended December 31, 1999. The increase is primarily attributable to increased borrowings to finance the expansion of our rental fleet assets at existing locations and rate increases on Neff's revolving credit facility.

     Write-Down of Assets Held for Sale. Write-down of assets held for sale represents a charge of $4,275 to write-down fleet assets primarily utilized by the oil industry to estimated fair value during the second quarter of 2000. A write-down of similar assets held for sale of $1, 444 was recorded during 1999.

     Cost Incurred in Efforts to Sell the Company. We recorded a charge of $4,282 during 2000 to record expenses related to consulting and legal fees associated with efforts to sell Neff during 1999 and 2000.

1999 Compared to 1998 (in thousands, except percent data)

     Total Revenues. Total revenues for 1999 increased 21.0% to $392,011 from $324,090 in 1998. This growth in revenues was primarily attributable to revenues generated by acquisitions.

     Gross Profit. Gross profit for 1999 increased 26.0% to $139,052 or 35.5% of total revenues from $110,423 or 34.1% of total revenues in 1998. This increase was primarily attributable to an increase in gross profit of approximately $13.1 million associated with the growth in revenues arising from acquisitions and approximately $12.9 million associated with the maturation of new rental locations opened since March 1995. The increase in gross profit as a percentage of revenue was primarily attributable to improved rental revenue margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1999 increased 24.1% to $74,893 or 19.1% of total revenues from $60,347 or 18.6% of total revenues in 1998. The increase in selling, general and administrative expenses was primarily attributable to the increased regional and corporate personnel to support our continued revenue growth.

     Depreciation of Rental Equipment. Depreciation of rental equipment for 1999 decreased 2.1% to $55,159 or 14.1% of total revenues from $56,336 or 17.4% of total revenues in 1998. The decrease was primarily due to a change in accounting estimates relating to depreciation of rental equipment, offset by increased investment in rental equipment by Neff during the year, prior to the sales of Machinery and S.A. Argentina. The changes in estimates made in 1999 reduced depreciation of rental equipment by $16,900.

     Other Depreciation and Amortization. Other depreciation and amortization expense for 1999 increased 21.5% to $10,731 or 2.7% of total revenues from $8,833 or 2.7% of total revenues in 1998. This increase was primarily attributable to amortization of goodwill resulting from acquisitions and to increased expenditures on computer equipment, management information systems and property and equipment needed to support our expansion.

     Officer Stock Option Compensation. Officer stock option expense was $0 for 1999 and $3,198 for 1998. The expense in 1998 represented changes in the difference between the estimated market value of the shares to be issued to a key employee under an option agreement and the exercise price for these shares.

Liquidity and Capital Resources

     During 1998, we completed an initial public offering of our Class A Common Stock (the "Offering") and the sale of $200 million of Senior Subordinated Notes due 2008 (the "Senior Notes"). We used the proceeds from these offerings to reduce indebtedness under our revolving credit facility, repay a $100 million term loan, repay certain mortgages, redeem our Series A Cumulative Preferred Stock, extend our debt maturities to reflect the long-term nature of our assets and provide increased operational and financial flexibility to allow us to pursue our growth strategy.

     During 2000, our operating activities provided net cash flow of $44.0 million as compared to $44.0 million for 1999. This increase is primarily attributable to the growth in our operations resulting from an increase in the number of rental locations that we operate.

     Net cash provided by (used in) investing activities was $(53.9) million for 2000 as compared to $1.6 million in the same period for the prior year. The change in cash from investing activities was due to the sales of Neff's equity interest in S.A. Argentina and Machinery in the fourth quarter of 1999, and decreased sales of equipment in 2000.

     Net cash provided by (used in) financing activities was $9.7 million for 2000 as compared to $(46.0) million for 1999. The net cash provided by financing activities was primarily attributable to net borrowings made under our revolving credit facility in 2000, compared to 1999, when we used the proceeds from the sales of S.A. Argentina and Machinery to reduce outstanding debt.

     Based upon current expectations, we believe that cash flow from operations, together with amounts that may be borrowed under our revolving credit facility, will be adequate for us to meet our capital requirements and pursue our business strategy for the next 12 months.

     Our credit facility contains financial covenants requiring us to maintain, among other things, a debt to EBITDA ratio of 4.25:1 and an EBITDA to interest expense ratio of 2.50:1. We were not in compliance with these financial covenants as of December 31, 2000, resulting in a default under the credit facility. Our lenders have waived this default through May 23, 2001. As part of the waiver, Neff's total borrowing capability was lowered from $219.5 million to $155.0 million during the term of the waiver. Unless this waiver is extended or the default is permanently cured by an amendment to the credit agreement, we will be in default under the credit agreement as of May 23, 2001. At that time our lenders could have the right to take actions that could adversely impact our liquidity, financial condition and results of operations, including accelerating the maturity of amounts due under the credit facility, in which case we might may not have sufficient liquidity to meet our obligations. Management is currently in negotiations with our lenders to amend the financial covenants in the credit facility and permanently cure the default in exchange for payment of a fee and an increase in the interest rates charged under the credit facility. We do not expect payment of this fee or the increase in the interest rate to have a material effect on our financial condition or results of operations. Although negotiations have not been concluded and we do not have firm commitments from our lenders, management is confident that these amendments to the credit facility will be finalized by or before May 23, 2001 and, therefore, is not considering any other strategic alternatives to ensure we have sufficient liquidity to meet our obligations. We expect our operations will continue to produce free cash flow during 2001 and we intend to use all free cash flow to repay outstanding debt on the credit facility during 2001. Subject to the need to amend our Credit Facility, we believe we have adequate capital resources to continue as a going concern.

Inflation and General Economic Conditions

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our operating results. Neff's operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors.

     In addition, our operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments for us under our variable rate credit facilities.

     Although much of our business is with customers in industries that are cyclical in nature, management believes that certain characteristics of the equipment rental industry and our operating strategies should help to mitigate the effects of an economic downturn. These characteristics include (1) the flexibility and low cost offered to customers by renting, which may be a more attractive alternative to capital purchases; (2) our ability to redeploy equipment during regional recessions; and (3) the diversity of our industry and customer base.

Market Risk

     Our financial instruments consist of cash, accounts receivable and fixed rate debt and variable rate debt. Cash and accounts receivable are short term, non-interest bearing instruments and are not subject to market risk.

     We are exposed to market risks related to changes in interest rates. Interest rate changes affect the fair market value of fixed rate debt instruments but do not impact earnings or cash flows. Conversely for variable rate debt instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows.

     At December 31, 2000, we had fixed rate debt of $198.8 million and variable rate debt of $147.1 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $3.4 million and increase interest expense for our variable rate debt by approximately $1.5 million.

New Accounting Pronouncements

     Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), was issued by the Securities and Exchange Commission and became effective during the year 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. We have evaluated the relevant revenue recognition criteria disclosed in SAB 101 and we believe that it should not have a material impact on our financial position or our results of operations.


     We are required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We believe that the adoption of SFAS 133 as amended by SFAS 137 and SFAS 138 should not have a material impact on our financial position or our results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                  Index to Financial Statements and Schedules

                                                                                                   Page
                                                                                                  Numbers
                                                                                                ----------

         Reports of Independent Certified Public Accountants......................................   27

         Consolidated Balance Sheets as of December 31, 2000 and 1999.............................   29

         Consolidated Statements of Operations for the years ended
          December 31, 2000, 1999 and 1998........................................................   30

         Consolidated Statements of Shareholders' Equity (Deficit) for
          the years ended December 31, 2000, 1999 and 1998........................................   31

         Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998........................................................   32

         Notes to Consolidated Financial Statements...............................................   33

         SCHEDULES:

         Report of Independent Certified Public Accountants........................................  53

          Schedule II-Valuation and Qualifying Accounts and Reserves...............................  54

         All other  schedules are omitted  because they are not applicable or the required information is shown in the  consolidated financial statements or notes thereto.



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Neff Corp.


We have audited the accompanying consolidated balance sheets of Neff Corp. and subsidiaries (the "Company"), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sullair Argentina Sociedad Anonima (a consolidated subsidiary), which statements reflect total assets of $71,960,577 at December 31, 1998, and total revenues and net income of $27,138,214 and $3,175,507, for the period from July 1, 1998 through December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sullair Argentina Sociedad Anonima, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1998, the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Corp. and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company was in default under certain financial covenants contained in its $219,500,000 revolving credit facility. As of December 31, 2000, $147,121,000 was outstanding under the facility. The Company's lenders have waived the default through May 23, 2001. Unless this waiver is extended or the default cured by an amendment to the revolving credit facility, the Company will be in default subsequent to May 23, 2001. This situation raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Certified Public Accountants


Miami, Florida
March 29, 2001

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

/s/Price Waterhouse & Co.


Buenos Aires, Argentina
February 16, 1999

                                                                        NEFF CORP.
                                                                CONSOLIDATED BALANCE SHEETS
                                                            (in thousands, except per share data)


                                                                                                     December 31,
                                                                                        --------------------------------
                                                                                          2000                    1999
                                                                                        ---------              ---------
                ASSETS
Cash and cash equivalents ......................................................        $   3,102              $   3,374
Accounts receivable, net of allowance for doubtful accounts of
    $3,323 in 2000 and $2,904 in 1999 ..........................................           42,341                 53,740
Inventories ....................................................................            2,783                  3,860
Rental equipment, net ..........................................................          303,863                285,863
Property and equipment, net ....................................................           28,803                 25,638
Goodwill, net ..................................................................           85,696                 88,008
Prepaid expenses and other assets ..............................................            8,379                 11,223
                                                                                        ---------              ---------

             Total assets .....................................................         $ 474,967              $ 471,706
                                                                                        =========              =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
        Accounts payable .......................................................        $  18,029              $   7,527
        Accrued expenses .......................................................           24,780                 22,734
        Credit facility ........................................................          147,121                137,182
        Senior subordinated notes ..............................................          198,818                198,670
        Capitalized lease obligations ..........................................              456                    742
        Net deferred tax liability .............................................                -                    643
                                                                                        ---------              ---------
             Total liabilities .................................................          389,204                367,498
                                                                                        ---------              ---------
Commitments and contingencies (note 12)

Stockholders' equity
        Class A Common Stock; $.01 par value; 100,000 shares authorized;
         16,065 shares issued and outstanding in 2000 and 1999 .................              161                    161
        Class B Special Common Stock; $.01 par value, liquidation preference
         $11.67; 20,000 shares authorized; 5,100 shares issued and outstanding
         in 2000 and 1999 ......................................................               51                     51
        Additional paid-in capital .............................................          127,759                127,759
        Accumulated deficit ....................................................          (42,208)               (23,763)
                                                                                        ---------              ---------
             Total stockholders' equity ........................................           85,763                104,208
                                                                                        ---------              ---------
             Total liabilities and stockholders' equity ........................        $ 474,967              $ 471,706
                                                                                        =========              =========

                The accompanying notes are an integral part of these consolidated financial statements.



                                                        NEFF CORP.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except per share data)

                                                                   For the Years Ended December 31,
                                                         ---------------------------------------------
                                                            2000               1999             1998
                                                         ----------         ----------       ----------
Revenues
        Rental revenue ...............................   $  192,990         $  222,862       $  179,014
        Equipment sales ..............................       51,179            121,865          108,352
        Parts and service ............................       15,923             47,284           36,724
                                                         ----------         ----------       ----------

              Total revenues .........................      260,092            392,011          324,090
                                                         ----------         ----------       ----------
Cost of revenues
        Cost of equipment sold .......................       43,660            100,871           83,783
        Depreciation of rental equipment .............       44,724             55,159           56,336
        Maintenance of rental equipment ..............       64,883             66,763           49,858
        Cost of parts and service ....................       10,495             30,166           23,690
                                                         ----------         ----------       ----------
              Total cost of revenues .................      163,762            252,959          213,667
                                                         ----------         ----------       ----------
Gross profit .........................................       96,330            139,052          110,423
                                                         ----------         ----------       ----------
Other operating expenses
        Selling, general and administrative expenses..       61,574             74,893           60,347
        Other depreciation and amortization ..........        9,884             10,731            8,833
        Write-down of assets held for sale ...........        4,272              1,444                -
        Costs incurred in efforts to sell the company.        4,282                  -                -
        Officer stock option compensation ............            -                  -            3,198
                                                         ----------         ----------       ----------
              Total other operating expenses .........       80,012             87,068           72,378
                                                         ----------         ----------       ----------
Income from operations  ..............................       16,318             51,984           38,045
                                                         ----------         ----------       ----------
Other expenses
        Interest expense .............................       33,456             39,901           32,677
        Loss on sale of subsidiaries .................            -                422                -
        Amortization of debt issue costs .............        1,307              1,197            3,178
                                                         ----------         ----------       ----------
              Total other expenses ...................       34,763             41,520           35,855
                                                         ----------         ----------       ----------
Income (loss) before income taxes, minority interest
and extraordinary item ...............................      (18,445)            10,464            2,190
(Provision for) benefit from income taxes ............            -             (3,877)             134
                                                         ----------         ----------       ----------
Income (loss) before minority interest and
extraordinary item ...................................      (18,445)             6,587            2,324
Minority interest ....................................            -             (1,733)          (1,111)
                                                         ----------         ----------       ----------
Income (loss) before extraordinary item ..............      (18,445)             4,854            1,213
Extraordinary loss, net of income taxes .............             -                  -           (2,675)
                                                         ----------         ----------       ----------
Net income (loss) ....................................   $  (18,445)        $    4,854       $   (1,462)
                                                         ==========         ==========       ==========
Basic income (loss) per common share:
Income (loss) before extraordinary item ..............   $    (0.87)        $     0.23       $    (0.23)
Extraordinary loss, net .............................             -                  -            (0.15)
                                                         ----------         ----------       ----------
Net income (loss) ....................................   $    (0.87)        $     0.23       $    (0.38)
                                                         ==========         ==========       ==========
Basic weighted average common shares outstanding .....       21,165             21,165           17,213
                                                         ==========         ==========       ==========
Diluted income (loss) per common share:
Income (loss) before extraordinary item ..............   $    (0.87)        $     0.22       $    (0.23)
Extraordinary loss, net .............................             -                  -            (0.15)
                                                         ----------         ----------       ----------
Net income (loss).....................................   $    (0.87)        $     0.22       $    (0.38)
                                                         ==========         ==========       ==========
Diluted weighted average common shares outstanding ...       21,165             21,887           17,213
                                                         ==========         ==========       ==========
The accompanying notes are an integral part of these consolidated financial statements.



                                                                      NEFF CORP.
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 For the Years Ended December 31, 2000, 1999, and 1998
                                                                     (in thousands)

                                                                                                      Additional
                                                           Common Stock A     Common Stock B      Paid-in    Accumulated
                                                          ----------------   ----------------   ---------   ------------
                                                           Shares   Amount    Shares   Amount    Capital       Deficit      Total
                                                          -------  -------   -------  -------   ---------   ------------  --------
Balance, December 31, 1997  ...........................     8,465  $    85         -        -           -   $    (24,820) $ (24,735)
Net loss ..............................................         -        -         -        -           -         (1,462)    (1,462)
Preferred stock dividends accrued -
   Series A, B and C ..................................         -        -         -        -           -         (1,010)    (1,010)
Accretion of Series A, B and C Preferred Stock ........         -        -         -        -           -         (1,325)    (1,325)
Exchange of Preferred Stock Series B and C for Class
    B Common Stock ....................................         -        -     6,000     $ 60   $  44,876              -     44,936
Conversion of Class B Common Stock
   to Class A Common Stock ............................       900        9      (900)      (9)          -              -          -
Net proceeds from Common Stock Offering ...............     6,700       67         -        -      85,663              -     85,730
Redemption of Series A Preferred Stock ................         -        -         -        -      (2,768)             -     (2,768)
Other .................................................         -        -         -        -          (6)             -         (6)
                                                          -------  -------   -------  -------   ---------   ------------   --------
Balance, December 31, 1998 ............................    16,065      161     5,100       51     127,765        (28,617)    99,360
Net income ............................................         -        -         -        -           -          4,854      4,854
Other .................................................         -        -         -        -          (6)             -         (6)
                                                          -------  -------   -------   -------  ---------   ------------   --------
Balance, December 31, 1999 ............................    16,065      161     5,100       51     127,759        (23,763)   104,208
Net loss ..............................................         -        -         -        -           -        (18,445)   (18,445)
                                                          -------  -------   -------  -------   ---------   ------------   --------
Balance, December 31, 2000 ............................    16,065  $   161     5,100  $    51   $ 127,759   $    (42,208)  $ 85,763
                                                          =======  =======   =======  =======   =========   ============   ========

The accompanying notes are an integral part of these consolidated financial statements.




                                                               NEFF CORP.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (in thousands)


                                                                                          For the Years Ended December 31,
                                                                                      ----------------------------------------
                                                                                        2000          1999            1998
                                                                                      ---------    ----------       --------
Cash Flows from Operating Activities
Net income (loss) ..............................................................    $  (18,445)      $ 4,854        $ (1,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of acquisitions
        Depreciation and amortization ..........................................        55,915        67,087          68,347
        Officer stock option compensation ......................................             -             -           3,198
        Gain on sale of equipment ..............................................        (7,519)      (20,994)        (24,569)
        Minority interest ......................................................             -         1,733           1,111
        Loss on sale of subsidiaries ...........................................             -           422               -
        Extraordinary loss on debt extinguishment ..............................             -             -           4,280
        Deferred income taxes ..................................................          (643)        3,423            (510)
        Write-down of assets held for sale  ....................................         4,272         1,444               -
        Change in operating assets and liabilities (net of acquisitions and sales)
             Accounts receivable ...............................................        (1,101)      (18,739)        (14,488)
             Other assets ......................................................        (1,196)       (5,288)           (403)
             Accounts payable and accrued expenses ............................         12,696         9,513           7,192
                                                                                     ---------    ----------       ---------
                  Net cash provided by operating activities ....................        43,979        43,455          42,696
                                                                                     ---------    ----------       ---------
Cash Flows from Investing Activities
Purchases of equipment .........................................................      (109,578)     (221,671)       (199,198)
Proceeds from sale of equipment ................................................        51,179       121,865         108,352
Proceeds from sale of subsidiaries .............................................             -       120,500               -
Purchases of property and equipment ............................................        (8,005)       (2,803)        (15,015)
S.A. Argentina earn-out payment ................................................             -        (5,518)              -
Collection of receivable from sale of subsidiary ...............................        12,500             -               -
Cash paid for acquisitions .....................................................             -       (10,750)       (160,646)
                                                                                     ---------    ----------       ---------
                  Net cash provided by (used in) investing activities ..........       (53,904)        1,623        (266,507)
                                                                                     ---------    ----------       ---------
Cash Flows from Financing Activities
Debt issue costs ...............................................................             -          (128)        (12,277)
Net borrowings (repayments) under credit facility ..............................         9,939       (54,007)         29,364
Proceeds from issuance of senior subordinated notes ............................             -             -         198,516
Proceeds from common stock offering ............................................             -             -          85,730
Repayments under mortgage note .................................................             -             -         (13,400)
Repayments under capitalized lease obligations .................................          (286)         (745)           (833)
Repayments under term loan .....................................................             -             -         (49,916)
Net borrowings under notes payable .............................................             -         8,836           1,997
Redemption of Series A preferred stock .........................................             -             -         (13,915)
                                                                                     ---------    ----------       ---------
                  Net cash provided by (used in) financing activities ..........         9,653       (46,044)        225,266
                                                                                     ---------    ----------       ---------
Net increase (decrease) in cash and cash equivalents ...........................          (272)         (966)          1,455
 Cash and cash equivalents, beginning of year  .................................         3,374         4,340           2,885
                                                                                     ---------    ----------       ---------
 Cash and cash equivalents, end of year  .......................................     $   3,102    $    3,374       $   4,340
                                                                                     =========    ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.



                                   NEFF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-GENERAL

Description of Business

     Neff Corp. and its subsidiaries ("Neff" or the "Company") own and operate equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise, and provides ongoing repair and maintenance services.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Neff Corp. and its wholly-owned and majority-owned subsidiaries. The financial statements of Sullair Argentina Sociedad Anonima ("S.A. Argentina") included in the consolidated financial statements of the Company have been adjusted to reflect accounting principles generally accepted in the United States of America ("GAAP"). Significant intercompany transactions and balances have been eliminated in consolidation.

Stock Split

     In May 1998, the Company effected an 84.65 for 1.00 stock split. The accompanying consolidated financial statements reflect the stock split on a retroactive basis from the beginning of the periods presented.

Acquisitions

     In January 1998, the Company acquired substantially all of the assets of Richbourg's Sales and Rentals, Inc. ("Richbourg") for approximately $100 million. Richbourg has rental equipment operations similar to the Company's with 15 locations in three states. This transaction was accounted for under the purchase method of accounting. In connection with this purchase, goodwill of approximately $40.8 million was recorded.

     On June 30, 1998, the Company acquired 65% of the outstanding stock of S.A. Argentina for approximately $36.1 million and earn-out payments equal to 82.8% of S.A. Argentina net income for 1998 and 1999, with such earn-out payments not to exceed $12.6 million in the aggregate. The Company also had an option to purchase the remaining 35% of outstanding stock of S.A. Argentina. S.A. Argentina rents and sells industrial and construction equipment throughout South America. In connection with the purchase, goodwill of approximately $14.0 million was recorded. Earn-out payments of $5.5 million were made in 1999 and recorded to goodwill. The Company's equity investment in S.A. Argentina was sold in November 1999, and all unamortized goodwill associated with S.A. Argentina was written off.

     Also during 1998, the Company acquired the net assets or outstanding securities of seven equipment rental companies (collectively, "the Other 1998 Acquisitions") in separate transactions for an aggregate purchase price of $25.4 million. The acquisition of these businesses added 4 locations in Texas, 4 locations in Florida and 3 locations in California to the Company's operations. These transactions were all accounted for under the purchase method of accounting. In connection with these purchases, goodwill of approximately $14.6 million was recorded.

     Revenues on an unaudited pro forma basis would have increased by $48.2 million during 1998 had the acquisitions of Richbourg, S.A. Argentina and the Other 1998 Acquisitions occurred on January 1, 1998. Net loss and the net loss per share (diluted) on an unaudited pro forma basis would have decreased by $1.8 million and $0.10 during 1998, respectively, had the acquisitions of Richbourg, S.A. Argentina and the Other 1998 Acquisitions occurred on January 1, 1998.

     In 1999, the Company acquired the net assets of three equipment rental companies for an aggregate purchase price of $10.8 million. The acquisitions of these businesses added 5 locations in Virginia, 2 locations in Colorado, 1 location in Oregon and 1 location in Washington to the Company's operations. These transactions were accounted for under the purchase method of accounting and goodwill of approximately $8.0 million was recorded in connection with these acquisitions. The pro forma effects of these 1999 acquisitions on the Company's results of operations are not presented because they are not considered material.

Costs Incurred in Efforts to Sell the Company.

     The Company  expensed $4.3 million of costs during the year ended  December
31, 2000 related primarily to consulting and legal fees associated with the efforts to sell the Company during 1999 and 2000.

Sales of Subsidiaries

     On November 18, 1999, the Company completed the sale of its equity interest in S.A. Argentina. The Company received $42.5 million, of which $12.5 million was a receivable that was paid in February 2000. The Company recorded a loss on the sale of $4.2 million.

     S.A. Argentina's results from operations through November 18, 1999 are included in the accompanying consolidated financial statements. Below is a summary of S.A. Argentina's revenues and net income (in thousands):


                                            1999            1998
                                          -------         -------
        Revenues .....................    $47,604         $27,138
                                          =======         =======

        Net Income ...................    $ 3,218         $ 3,176
                                          =======         =======


     On December 17, 1999, the Company completed the sale of Neff Machinery, Inc. ("Machinery"), a wholly-owned subsidiary. The Company received $90.5 million for the outstanding capital stock of Machinery and recorded a gain of $3.8 million on the sale. The terms of the purchase and sale agreement (the "Agreement") provided for an adjustment to the purchase price based on the assets and liabilities of Machinery at the date of closing.

     The Company believes it is due additional consideration of $8.8 million under the terms of the Agreement. The purchaser believes it is due $20.3 million under the terms of the Agreement (see Note 12). Because of the uncertainty of the outcome of this dispute, the Company has not recorded any additional amounts that may be receivable or payable under the terms of the Agreement. Machinery's results from operations through December 17, 1999 are included in the accompanying consolidated financial statements. Below is a summary of Machinery's revenues and net income (in thousands):


                                           1999            1998
                                          -------         -------
        Revenues .....................    $95,996         $93,328
                                          =======         =======

        Net Income ...................    $ 5,100         $ 3,020
                                          =======         =======


Going Concern

     The  accompanying  consolidated  financial  statements  for the year  ended
December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 5, as of December 31, 2000, the Company was in default under certain financial covenants contained in its revolving credit facility (the "Credit Facility"). The Company's lenders have waived this default through May 23, 2001. As part of the waiver, Neff's total borrowing capability was lowered from $219.5 million to $155.0 million during the term of the waiver. Management is currently working with the lenders to permanently amend the covenants for the remainder of the term of the Credit Facility. Unless the default is permanently cured or the waiver is extended the possibility exists that the Company will be in default under the terms of the Credit Facility which may raise doubts as to the Company's ability to continue as a going concern. Although negotiations have not been concluded and the Company does not have firm commitments from its lenders to amend the facility, the Company is confident that the amendments to the Credit Facility will be satisfactorily completed by May 23, 2001. If the amendments are obtained, Management believes the Company will have adequate capital resources to continue as a going concern.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recognition of Revenue

     Rental agreements are structured as operating leases and the related revenues are recognized as they are earned over the rental period. Sales of equipment and parts are recognized at the time of shipment or, if the equipment is out on lease, at the time a sales contract is finalized. Equipment may be delivered to customers for a trial period. Revenue on such sales is recognized at the time a sales contract is finalized. Service revenues are recognized at the time the services are rendered.

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

Rental Equipment

     Rental equipment is stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimate useful life of the related equipment (generally two to eight years with an estimated 20% residual value). For certain equipment held by Machinery, depreciation was matched against the related rental income earned from such equipment by computing depreciation on individual pieces of equipment at the rate of 50% and 80% for 1999 and 1998, respectively, of the rental income earned. Machinery was sold in the fourth quarter of 1999, and this depreciation method was not used by the Company during 2000. Routine repairs and maintenance are expensed as incurred; improvements are capitalized at cost.

     The Company routinely reviews the assumptions utilized in computing rates of depreciation of its rental equipment. Changes to the assumptions (such as the length of service lives and/or the amount of residual values) are made when, in the opinion of management, such changes more appropriately allocate asset costs to operations over the service life of the assets. Management utilizes, among other factors, historical experience and industry comparison in determining the propriety of any such changes.

     During 1999, the Company made certain changes to its depreciation assumptions to recognize longer estimated service lives and increased the residual values of its rental equipment. The Company believes that these changes in estimates will more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service life of these assets. These changes in accounting estimates increased net income by approximately $10.0 million, or $0.46, per diluted common share for the year ended December 31, 1999. No changes to depreciation assumptions were made by the Company during 2000.

     Accumulated depreciation at December 31, 2000 and 1999 for the Company's rental fleet was approximately $93.9 million and $74.1 million, respectively.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using straight-line methods over the estimated useful lives of the related assets. Significant improvements are capitalized at cost. Repairs and maintenance are expensed as incurred.

     The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset's estimated useful life, and is included in other depreciation and amortization expense in the consolidated statements of operations.

Goodwill

     Goodwill from acquisitions made by the Company is being amortized over 40 years using the straight-line method. Accumulated amortization at December 31, 2000 and 1999 for goodwill was approximately $6.0 million and $3.7 million, respectively.

Prepaid Expenses and Other Assets

     Prepaid expenses and other assets primarily include debt issue costs, prepaid expenses and deposits. Debt issue costs are amortized over the term of the debt on a straight-line basis, which approximates the interest method. Accumulated amortization at December 31, 2000 and 1999 for debt issue costs was $2.4 and $1.3 million, respectively.

Stock Options

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact such changes. The Company adopted the disclosure provisions of SFAS 123 on January 1, 1996, but has continued to account for options issued to employees or directors under the Company's stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Impairment of Long-lived Assets and Intangibles

     The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), during the second quarter of 2000, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge of $4.3 million primarily to write-down rental assets held for sale which were utilized by the oil industry to estimated fair value. The Company recorded a non-cash charge of $1.4 million in 1999 related to a write-down of similar assets which were held for sale.

New Accounting Pronouncements

     Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), was issued by the Securities and Exchange Commission and became effective for the Company during the year 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The Company has evaluated the relevant revenue recognition criteria disclosed in SAB 101 and believes that it should not have a material impact on its financial position or results of operations.

     The  Company  is  required  to  adopt  Statement  of  Financial  Accounting
Standards  No.  133,   "Accounting   for  Derivative   Instruments  and  Hedging
Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- - Deferral of the  Effective  Date of FASB  Statement  No. 133" ("SFAS 137") and
further  amended  by  Statement  of  Financial  Accounting   Standards  No. 138,
"Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133
establishes   accounting   and  reporting standards  for derivative  instruments
including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company believes that the adoption of SFAS 133 as amended by SFAS 137 and SFAS 138 should not have a material impact on its financial position or results of operations.

Reclassifications

     Certain amounts for the prior years have been reclassified to conform with the current year presentation.

NOTE 3-ACCOUNTS RECEIVABLE

     The majority of the Company's customers are engaged in the construction and industrial business throughout the southern and western regions of the United States.

     The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit history. For sales of certain construction equipment, the Company's policy is to secure its accounts receivable by obtaining liens on the customer's projects and issuing notices thereof to the projects' owners and general contractors. All other receivables are generally unsecured.

NOTE 4-PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (dollars in thousands):

                                                  December 31,                  Estimated
                                           -----------------------------       Useful Lives
                                               2000              1999          (in Years)
                                           -----------       -----------       -----------

Land  .................................    $       113       $       174          -
Buildings and improvements ............          8,672             5,976          2-30
Office equipment ......................          6,014             5,125          2-7
Service equipment and vehicles ........         30,689            24,024          2-5
Shop equipment ........................          2,001             1,643          7
Capitalized lease equipment ...........          1,650             2,040          3-5
                                           -----------       -----------       -----------
                                                49,139            38,982
Less accumulated depreciation  ........        (20,336)          (13,344)
                                           -----------       -----------
                                           $    28,803       $    25,638
                                           ===========       ===========

     The Company has entered into lease arrangements for certain property and equipment, which are classified as capital leases. As of December 31, 2000, future minimum lease payments under capitalized lease obligations are as follows (in thousands, except percent data):



2001            ......................................  $       173
2002            ......................................           49
Thereafter      ......................................            -
                                                        -----------
Total future minimum lease payments     ..............          222
Less amounts representing interest (6.00% to 13.5%)...          (16)
                                                        -----------
Present value of net future minimum lease payments....  $       206
                                                        ===========


NOTE 5-NOTES PAYABLE AND DEBT

     Notes payable and debt consist of the following (in thousands, except percent data):

                                                                                                          December 31,
                                                                                           --------------------------------------
                                                                                                2000                    1999
                                                                                           --------------         ---------------
$219.5 million Revolving Credit Facility with interest ranging from the Lender's
Prime Rate plus 1.25% to LIBOR  plus up to 2.25%.                                          $      147,121         $       137,182

10.25% Senior Subordinated Notes issued May 1998 due June 2008.                                   100,000                 100,000

10.25% Senior  Subordinated  Notes issued  December 1998 due June 2008,  with an effective  interest  rate of 10.5%,  net of  unamortized  discount of $1,182 and
$1,330, respectively.                                                                              98,818                  98,670

                                                                                           --------------         ---------------
                                                                                           $      345,939         $       335,852
                                                                                           ==============         ===============


     The Company's maximum availability under the Revolving Credit Facility (the "Credit Facility") is based upon eligible accounts receivable, rental fleet and inventory amounts. The interest rates on balances outstanding under the Credit Facility vary based upon the leverage ratio maintained by the Company. The Credit Facility expires in April 2003. The Company is charged a commitment fee on the aggregated daily unused balance of the Credit Facility which varies between 0.2% and 0.5% based on the leverage ratio maintained by the Company. Subsequent to the sale of S.A. Argentina and Machinery, during the fourth quarter of 1999 (see Note 1), the Credit Facility was decreased to $219.5 million from $310 million.

     The Credit Facility is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and restrict the payment of dividends by the Company.

     In connection with the Richbourg acquisition (see Note 1), the Company obtained a $100 million term loan (the "Richbourg Term Loan"). In May 1998, the Company completed the sale of $100 million of Senior Subordinated Notes due 2008 (the "May Notes") as well as an initial public offering (see Note 6). The net proceeds of approximately $182.7 million from the sale of the May Notes and the initial public offering were used to repay the Richbourg Term Loan, redeem the Company's Series A Cumulative Redeemable Preferred Stock, repay the Company's mortgage notes payable and reduce the amount outstanding under the Credit Facility.

     In December 1998, the Company completed the sale of $100 million Senior Subordinated Notes due 2008 (the "December Notes"). The net proceeds of approximately $95.2 million from the December Notes were used to reduce amounts outstanding under the Credit Facility. The terms of the December Notes are substantially the same as the May Notes.

     The May and December Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after June 1, 2003, at pre-established redemption prices together with accrued and unpaid interest to the redemption date. The May and December Notes contain certain restrictive covenants, which among other things, restrict the payment of dividends by the Company.

     During 1998 the Company recorded extraordinary losses of approximately $2.7 million net of related income taxes, from the write-off of debt issue costs associated with the early extinguishment of debt.

     The Company was not in compliance with the consolidated interest coverage ratio and leverage ratio covenants under the Credit Facility as of December 31, 2000, resulting in a default under the Credit Facility. The Company's lenders have waived this default through May 23, 2001. As part of the waiver, the Company's total borrowing capability was lowered from $219.5 million to $155.0 million during the term of the waiver. Management is currently working with the lenders to permanently amend the covenants for the remainder of the term of the Credit Facility. Unless the default is permanently cured or the waiver is extended the possibility exists that the Company will be in default under the terms of the Credit Facility which may raise doubts as to the Company's ability to continue as a going concern. Although negotiations have not been concluded and the Company does not have firm commitments from its lenders to amend the Credit Facility, the Company is confident that the amendments to the Credit Facility will be satisfactorily completed by May 23, 2001. If the amendments are obtained, Management believes the Company will have adequate capital resources to continue as a going concern.


NOTE 6-REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     During  December  1995,  the  Company  issued  300,000  shares  of Series A
Cumulative Redeemable Preferred Stock ("Series A"), and a detachable stock purchase warrant (the "Redeemable Warrant") to General Electric Capital Corporation ("GE Capital") for a purchase price of $12.0 million ($11.4 million net of certain related costs). Series A provided for the semiannual payment of preferential dividends at an annual rate of 8% (5% beginning January 1, 1997) of the liquidation value. The dividends were initially payable in cash or in additional shares of Series A.

     The   Redeemable   Warrant   granted   the  holder  the  right  to  acquire
approximately 20% of the common stock of the Company at a purchase price of $.01 per share.

     The Series A and the Redeemable Warrant were recorded at their pro rata estimated fair value in relation to the proceeds received on the date of issuance ($8.0 million for the Series A and $3.4 million for the Redeemable Warrant, net of issue costs). Series A was accreted using the effective interest method based on its liquidation value at maturity of $12.0 million. The Redeemable Warrant was accreted to its fair value on a prospective basis until the mandatory redemption date, which was in December 2000. Through December 31, 1996, accretion to the Series A and the Redeemable Warrant equaled approximately $0.5 million and $1.9 million, respectively.

     During December 1996, in connection with the amendment and restatement of the Company's Credit Facility, the Company and GE Capital entered into certain agreements, providing for the exercise of the Redeemable Warrant in full and simultaneous exchange of the shares of common stock issued under the Redeemable Warrant for 800,000 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B").

     The accreted balance of the Redeemable Warrant on the date these agreements were entered into was approximately $5.3 million, which represented the carrying value of Series B as of December 31, 1996.

     In a separate transaction, the Company issued 800,000 shares of Series C Cumulative Convertible Redeemable Preferred Stock ("Series C") to GE Capital in exchange for the purchase price of $32.0 million ($31.5 million net of certain related costs). For the year ended December 31, 1997, accretion of Series C amounted to approximately $0.1 million. Similarly to Series A, Series B and Series C were accreted toward their ultimate total liquidation value of $64 million.

     In March 1998, the holders of Series B and Series C exchanged their shares for Class B Special Common Stock, which has a liquidation preference of $11.67 per share.

     In May 1998, the Company completed an initial public offering (the "Offering") of 6.7 million shares of Class A Common Stock at a price of $14 per share. The Company received net proceeds of approximately $85.7 million from the Offering. Also in May 1998, the Company completed the sale of the May Notes and received net proceeds of approximately $97 million. The Company redeemed all outstanding Series A with a portion of the proceeds from the May Notes during 1998.

NOTE 7-STOCK OPTION PLANS

     In December 1995, the Company granted its Chief Executive Officer options to purchase shares of Class A Common Stock representing 3% (on a fully diluted basis) of the issued and outstanding common stock of the Company for an aggregate purchase price of $1.6 million. Upon completion of the Offering in 1998 (see Note 6), the number of shares granted under this agreement were fixed at 657,220 shares. No further options can be granted under this agreement. The Company estimated compensation expense at each reporting date based upon the estimated market value of shares to be issued until the number of shares was fixed. Compensation expense of $3.2 million was recognized in 1998. These options have been fully vested since December 1996. One-third of the options expire on December 1, 2005, one-third expire on December 31, 2005 and the remaining one-third expire on December 31, 2006.

     In May 1996, the Company granted to another key employee an option to purchase 84,650 shares of the Company's Class A Common Stock at an exercise price of approximately $0.5 million, determined based upon a multiple of the Company's adjusted earnings. No compensation expense was recognized at the date of grant since the exercise price of these options approximated the estimated market value of the shares to be issued at the date of grant.

     In 1998, the Company adopted an Incentive Stock Option plan ("1998 ISO Plan"). Under this plan, designated officers, employees, and consultants of the Company are eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of 1 million shares of Class A Common Stock are reserved for issuance under the 1998 ISO Plan.

     In 1999, the Company adopted an Incentive Stock Option plan ("1999 ISO Plan"). Under this plan, designated officers, employees, and consultants of the Company are eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of 1 million shares of Class A Common Stock are reserved for issuance under the 1999 ISO Plan.

     The exercise price of incentive stock options granted under the 1999 and 1998 ISO Plans may not be less than 100% of the fair market value of the Company's Class A Common Stock on the date of grant. Generally, options vest over a period of three years and are not exercisable beyond 10 years from date of grant. There have been no stock appreciation rights, restricted stock grants, performance awards or dividend equivalent rights awarded under the 1999 and 1998 ISO Plans. No options were granted under the 1999 and 1998 ISO Plans during 2000.

     The following table summarizes stock option activity under the ISO Plans, (in thousands, except per share data):

                                                                                       ISO Plan Options
                                                                ------------------------------------------------------
                                                               Shares Available     Number of       Weighted Average
                                                                 For Options         Shares       Exercise Price/Share
                                                                ---------------  -------------  ----------------------
Balance at December 31, 1997 ...........................                      -              -                       -
Authorized .............................................                  1,000              -                       -
Granted ................................................                   (945)           945               $    9.39
Forfeited ..............................................                      6             (6)              $   14.00
Expired ................................................                      -              -                       -
                                                                ---------------  -------------  ----------------------
Balance at December 31, 1998 ...........................                     61            939               $    9.39
                                                                ---------------  -------------  ----------------------

Authorized .............................................                  1,000              -                       -
Granted ................................................                      -              -                       -
Forfeited ..............................................                    105           (105)              $    9.49
Expired ................................................                      -              -                       -
                                                                ---------------  -------------  ----------------------
Balance at December 31, 1999 ..........................                   1,166            834               $    9.38
                                                                ---------------  -------------  ----------------------

Authorized .............................................                      -              -                       -
Granted ................................................                      -              -               $       -
Forfeited ..............................................                     76            (76)              $   10.05
Expired ................................................                      -              -                       -
                                                                ---------------  -------------  ----------------------
Balance at December 31, 2000 ...........................                  1,242            758               $    9.31
                                                                ===============  =============  ======================




                                                                                                              Exercisable Options
                                         Number of     Weighted Average      Weighted Average                   Weighted Average
                                          Options      Exercise Price Per     Remaining Life     Number of       Exercise Price
                                        Outstanding         Share                 (Years)         Options           Per Share
                                      --------------   ------------------    ----------------    ---------     --------------------
Range of Exercise Prices:

 $6.00-7.88 ......................                453  $             6.19                 8.0            -                      N/A
 $9.34-14.00 .....................                305  $            13.94                 7.4          100      $             14.00
                                      ---------------  ------------------     ---------------    ---------      -------------------
                                                  758  $             9.31                 7.7
                                      ===============  ==================     ===============




     The Company  accounts for  stock-based  compensation in accordance with APB
25. Under APB 25, compensation expense is measured as the excess of market value of the underlying stock on the date of grant over the exercise price of the options on the date of grant.

     The following table sets forth pro forma information, for the year ended December 31, 1998, assuming that stock options granted by the Company had been accounted for under the fair value method (in thousands, except per share data):


                Pro forma net loss        ................      $ (1,397)
                                                                ========
                Pro forma loss per common share:
                        Basic   ..........................      $  (0.38)
                                                                ========
                        Diluted ..........................      $  (0.38)
                                                                ========


     The weighted average fair value of options granted during 1998 as estimated on the date of grant using the Black-Scholes option pricing model was $5.47.

     The following weighted average assumptions were used in applying this model for 1998: a risk free rate of 5.05%; dividend yield of 0%; volatility factor of
 .636; and an expected life of the options of 5 years.

     Effective January 1, 1997, the Company adopted a phantom stock plan (the "Phantom Plan"). The Phantom Plan is designed to reward employees for increases in the Company's performance. The Phantom Plan enables the Company to award employees individual units representing a hypothetical share of the Company's Class A Common Stock (the "Phantom Share"). Each Phantom Share is assigned a share value on the date granted as determined by the administrator of the Phantom Plan.

     The cash award the employee's are entitled to receive on the redemption date is the difference between the value assigned on the date of grant and the greater of the fair market value of the Company's Class A Common Stock or the calculated Phantom Plan share value. As of December 31, 2000, the Company had
0.1 million Phantom Shares granted and outstanding with assigned per share values ranging from of $9 to $11.25, vesting over three to five years. Approximately $0.1, $0.3 and $0.1 million of compensation expense was recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 8-RETIREMENT PLAN

     In February 1996, the Company adopted a qualified 401(k) profit sharing plan (the "401(k) Plan"). The 401(k) Plan covers substantially all employees of the Company. Participating employees may contribute to the 401(k) Plan through salary deductions. The Company may contribute, at its discretion, matching contributions equal to 50% of the employee's contribution not to exceed 3% of the employee's annual salary. The Company contributed approximately $0.6 million, $0.8 million and $0.6 million to the 401(k) Plan for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 9-INCOME TAXES

     The components of the (provision for) benefit from income taxes is as follows (in thousands):


                                                    For the Years Ended
                                                           December 31,
                                            ------------------------------------
                                              2000          1999         1998
                                            --------      --------     --------
Current   ...........................       $   (643)     $   (454)    $   (376)
Deffered  ...........................            643        (3,423)         510
                                            --------      --------     --------
Total  ..............................       $      -      $ (3,877)    $    134
                                            ========      ========     ========



     The following table summarizes the tax effects comprising the Company's net deferred tax assets and liabilities (in thousands):

                                                                                December 31,
                                                                     ------------------------------
                                                                        2000                 1999
                                                                     ----------           ----------
Deferred Tax Assets
        Net operating loss carryforwards .....................       $  28,047            $  10,564
        Alternative minimum tax credits ......................             874                1,039
        Deferred stock option compensation ...................           2,849                2,849
        Intangible assets, allowance for bad debts and other..           1,492                2,507
                                                                     ----------           ----------
                Total deferred tax assets ....................          33,262               16,959
        Valuation allowance ..................................          (6,242)                  --
Deferred Tax Liabilities .....................................
        Depreciation .........................................         (27,020)             (17,602)
                                                                     ----------           ----------
Net Deferred Tax Liability ...................................       $       -            $    (643)
                                                                     ==========           ==========



     As of December 31, 2000 and 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $70.9 million and $27.8 million, respectively, expiring through 2020 (includes net operating loss carryforwards for federal and state income tax purposes of approximately $4.8 million and $4.4 million, respectively, acquired in connection with a 1999 acquisition). Such acquired net operating loss carryforwards may only be utilized by Neff Rental, Inc., one of the Company's subsidiaries.

     Current accounting standards require that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes. In addition, future tax benefits, such as net operating loss ("NOL") carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for the entire balance of the net deferred tax assets at December 31, 2000 due to the uncertainty regarding the Company's ability to generate future taxable income sufficient to utilize the net operating loss carryforwards.

     The following table summarizes the differences between the statutory federal income tax rate and the Company's effective income tax rate (dollars in thousands, except percent data):

                                                                                   For the Years Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                         2000                     1999                   1998
                                                                 --------------------     ---------------------  ------------------
                                                                      Amt        %          Amt           %         Amt         %
                                                                    -------    -----       -------      -----     -------     -----
(Provision) benefit at statutory federal
    income tax rate .........................................    $     6,263     34.0     $  (3,558)     34.0    $  (745)      34.0
State income tax, net of federal income
    tax benefit .............................................            471      2.6          (410)      3.9          -          -
Change in valuation allowance ...............................         (6,242)   (33.9)          900      (8.6)       468      (21.4)
Non-deductible expenses .....................................           (492)    (2.7)         (650)      6.2       (467)      21.3
Foreign subsidiary ..........................................              -        -           888      (8.5)       831      (37.9)
Other .......................................................              -        -        (1,047)     10.0         47       (2.1)
                                                                    --------    -----     ---------     -----      -----    -------
(Provision for) benefit from income taxes ...................    $         -        -      $ (3,877)     37.0    $   134       (6.1)
                                                                    ========    =====     =========     =====      =====    =======

NOTE 10-EARNINGS PER SHARE

     For the years ended December 31, 2000, 1999 and 1998, the treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data.

     Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):





                                                                  For the Years Ended December 31,
                                                           ---------------------------------------------
                                                                 2000            1999               1998
                                                           ---------------   ---------------   ---------------
Net income (loss) ......................................   $       (18,445)  $        4,854    $        (1,462)
Deduct:
        Preferred stock dividend .......................                 -                -             (1,010)
        Accretion of preferred stock ...................                 -                -             (4,093)
                                                           ---------------   ---------------   ---------------
Net income (loss) basic and diluted ....................   $       (18,445)  $        4,854    $        (6,565)
                                                           ===============   ==============    ===============
Number of shares:
        Weighted average common shares outstanding-basic            21,165           21,165             17,213
        Employee stock options (1) .....................                 -              722                  -
                                                           ---------------   --------------    ---------------
Weighted average common shares outstanding-diluted ...              21,165           21,887             17,213
                                                           ===============   ==============    ===============
Net income (loss) per common share-basic ...............   $         (0.87)  $         0.23   $          (0.38)
                                                           ===============   ==============    ===============
Net income (loss) per common share-diluted .............   $         (0.87)  $         0.22   $          (0.38)
                                                           ===============   ==============    ===============





     (1) The incremental shares resulting from the assumed exercise of options for the year ended 2000 and 1998 would be antidilutive and are therefore, excluded from the computation of diluted loss per share.

NOTE 11-FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of financial instruments held by the Company at December 31, 2000 is based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement of such financial instruments.

     The fair value of the Company's Credit Facility is assumed to be equal to its carrying value, as the interest rates approximate market rates. At December 31, 2000 and 1999 approximately $147.1 million and $137.2 million was outstanding under the Credit Facility, respectively.

     The fair value of the Company's Senior Subordinated Notes was estimated by obtaining the quoted market price. The carrying amount of the Company's Senior Subordinated Notes was $198.8 million and $198.7 million, at December 31, 2000 and 1999, respectively. The fair value of the Company's Senior Subordinated Notes as of the same dates was estimated to be $90.0 million and $188.7 million, respectively.

NOTE 12-COMMITMENTS AND CONTINGENCIES

     The Company, the members of its Board of Directors, two of its principal stockholders and United Rentals, Inc. ("United") are defendants in at least nine lawsuits filed in the Delaware Court of Chancery. Five of the suits were filed on January 3, 2001, two were filed on January 4, 2001 and two were filed on January 5, 2001. All of the suits were filed after the Company announced that it had received a proposal from United to acquire all of the outstanding shares of its Class A common stock held by the public. The plaintiffs in the suits are stockholders of the Company who purport to bring the suits as class actions on behalf of all persons, other than the defendants, who own the Company's Class A Common Stock. The complaints allege, among other things, that certain members of the Board of Directors, GE Capital and Santos Fund I,L.P. have breached their fiduciary duties to the public shareholders and engaged in self-dealing in negotiating the terms of the United proposal. The plaintiffs seek, among other things, injunctive relief and damages. The Company has not yet responded to the complaints. On February 26, 2001, the Company announced that the United proposal had expired and negotiations with United had terminated.

     On December 17, 1999, the Company completed the sale of Machinery, a wholly-owned subsidiary of Neff Corp. The Company received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement (the "Agreement") provides for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the Agreement) and the closing date (on the basis of a balance sheet prepared after closing). The Company takes the position that this provision was designed in general to provide an upward adjustment in the purchase price based on any increase in Machinery's retained earnings during the period from June 30, 1999 to the closing date.

     Following preparation of a closing date balance sheet, the purchaser told the Company that the Company owed the purchasers an adjustment payment of $20.3 million. The Company responded by informing the purchaser that the purchaser owed it additional consideration of $8.8 million. In its response, the Company noted that Machinery had been profitable during the period between June 30, 1999 and the closing date. In fact, a significant portion of the additional consideration the Company claimed it was owed is attributable to Machinery's earnings during this period. The Company believes that the difference between its position and the purchaser is generally the result of a difference in contract interpretation.

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

     The largest monetary dispute concerns Machinery's rental fleet. The book value (cost less accumulated depreciation) of the rental fleet as of the closing was approximately $50.5 million. The gross book value of the rental fleet was approximately $63.7 million. The Company's position is that Machinery's rental fleet should be measured on the closing date balance sheet at its book value, consistent with the Company's historical financial statements and the June 30, 1999 pro forma balance sheet. The purchaser argues that Machinery's rental fleet as of the closing date should be measured at the lower of book value and market, which the purchaser maintains is approximately $14.6 million lower than the Company's valuation of the rental fleet under GAAP.The Company also disputes the market values assigned by the purchaser to the rental fleet.

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

     The Company maintains that this debt was erroneously omitted from the June 30, 1999 pro forma balance sheet and maintains that the June 30, 1999 pro forma balance sheet should be corrected accordingly. The purchaser opposes this adjustment on the grounds that the Agreement does not expressly contemplate adjustments to the pro forma balance sheet. The purchaser also maintains that floor plan financing was properly omitted from the June 30, 1999 pro forma balance sheet.

     The balance of the difference between the Company's and the purchaser's claims relates to the following items: (1) The closing date balance sheet prepared by the purchaser includes a reserve for bad debts as of the closing date. The Company maintains that the magnitude of the purchaser's proposed bad debt reserve is higher than appropriate under GAAP. The difference between the Company's position on the issue and the purchaser's position is approximately $2.4 million; (2) The purchaser contends that Machinery's real estate should be valued on the closing date balance sheet at the lower of book value or market. The Company maintains that, under GAAP, Machinery's real estate should be stated at book value unless assets are impaired, in which case the assets should be written down to fair market value. The Company further maintains that the assets are not impaired. The difference between the Company's position on this issue and the purchaser's position is approximately $2.3 million; and (3) The purchaser has written down a portion of Machinery's parts inventory for parts it claims are inactive or are obsolete. The Company maintains that the write down is inappropriate because the parts are included on the "active" parts inventory lists of their respective manufacturers as of December 31, 1999, and are required in many cases to be stocked pursuant to agreements with those manufacturers. The difference between the Company's position on this issue and the purchaser's position is approximately $2.1 million.

     On May 5, 2000, the Company filed suit in Florida state court, seeking, inter alia, a declaration that the Agreement as written requires that the inventory be valued as of the closing in accordance with GAAP applied on a basis consistent with the Company's historical financial statements and the June 30,1999 pro forma balance sheet. In the alternative, the Company sought to have the Agreement reformed to so require. Neff Corp. v. Nortrax Equipment Co. - Southeast, L.L.C., Case No. 00-11524 CA01 (Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida). On or about May 25, 2000, the purchaser filed a motion to stay the litigation and compel arbitration. The parties recently filed a stipulation in which they have agreed that all disputes pertaining to the closing balance sheet and the June 30, 1999 pro forma balance sheet will be resolved by an internationally recognized firm of independent public accountants ( the "Accounting Firm") to be selected by the parties. The Accounting Firm will, acting as arbitrators in accordance with the Federal Arbitration Act and the terms of the Agreement, determine whether and to what extent the closing net asset value of Machinery derived from the closing balance sheet requires adjustment and whether the Agreement and the June 30,1999 pro forma balance sheet should be reformed. Pursuant to the Agreement, the Accounting Firm shall refer to a nationally recognized firm of personal property appraisers selected by the parties, or to a real estate appraiser selected by the parties, those items, if any, that it determines are to be valued at market.

     The Company is also a party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, the Company does not believe any of these matters are material to its financial condition or results of operations.

NOTE 13-RELATED PARTY TRANSACTIONS AND OTHER COMMITMENTS

     During 2000, 1999, and 1998 revenues from affiliated companies amounted to approximately $2.9 million, $4.6 million, and $2.2 million, respectively.

Operating Leases

     During  2000,   1999  and  1998  rental  expense  under   operating   lease
arrangements amounted to approximately $12.6 million, $7.3 million, and $4.5 million, respectively.

     The Company leases real estate, rental equipment and other equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental amounts. As of December 31, 2000, future minimum rental payments under noncancelable operating lease arrangements are as follows for the years ending December 31 (in thousands):



        2001    ............................    $   15,446
        2002    ............................        15,119
        2003    ............................        12,551
        2004    ............................         7,537
        2005    ............................         3,716
        Thereafter .........................         5,486
                                                -------------
                                                $   59,855
                                                =============

NOTE 14-SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                           For the Years Ended
                                                                                              December 31,
                                                                               ---------------------------------------
                                                                                  2000           1999          1998
                                                                                            (in thousands)
Supplemental Disclosure of Cash Flow Information                               ---------      ---------      ---------
        Cash paid for interest .......................................         $  30,896      $  41,353      $  30,696
                                                                               =========      =========      =========
        Cash paid for income taxes ...................................         $      68      $   1,584      $     786
                                                                               =========      =========      =========


        Cash paid for Acquisitions (note 1):
        Net assets acquired, net of cash  ...........................          $       -      $   2,787      $  91,546
        Goodwill ....................................................                  -          7,963         69,100
                                                                               ---------      ---------      ---------
        Cash Paid for acquisitions ...................................         $       -      $  10,750      $ 160,646
                                                                               =========      =========      =========



NOTE 15-SUMMARY OF QUARTERLY FINANCIAL INFORMATION
                  (UNAUDITED)

     A summary of the quarterly operating results during 2000 and 1999 is as follows (in thousands except per share data):



                                                                                  2000
                                                     ---------------------------------------------------------
                                                          1st          2nd            3rd              4th
                                                     ----------     ----------     ----------     -----------
Revenues ..........................................  $   59,116     $   62,145     $   72,974     $    65,857
Gross Profit ......................................      21,731         23,610         28,785          22,204
Net income (loss) .................................  $   (3,767)    $   (6,919)    $    1,909     $    (9,668)
                                                     ==========     ==========     ==========     ===========

Earnings per common share data - Basic and Diluted:
Net income (loss) .................................  $    (0.18)     $   (0.33)    $     0.09     $     (0.46)
                                                     ==========     ==========     ==========     ===========

                                                                                  1999
                                                     --------------------------------------------------------
                                                          1st           2nd            3rd              4th
                                                     ----------     ----------     ----------     -----------
Revenues ..........................................  $   91,652     $  103,101    $   103,780     $    93,478
Gross Profit ......................................      30,562         38,291         36,823          33,376
Net income (loss) .................................  $      707     $    4,219    $       336     $      (408)
                                                     ==========     ==========     ==========     ===========
Earnings per common share data -Basic:
Net income (loss) .................................  $     0.03     $     0.20    $      0.02     $     (0.02)
                                                     ==========     ==========     ==========     ===========
Earnings per common share data -Diluted:
Net income (loss) .................................  $     0.03     $     0.19    $      0.02     $     (0.02)
                                                     ==========     ==========     ==========     ===========



     Certain amounts have been reclassified for comparative purposes. During the fourth quarter of 2000 the tax (provision) benefit previously reported on Form 10-Q for the first, second and third quarters of 2000, was written off due to uncertainty regarding the realization of the net tax benefit.

NOTE 16-SEGMENT INFORMATION

     The Company has historically operated three segments: Neff Rental, Inc. ("Rental"), Machinery and S.A. Argentina. These segments were a result of the historical organization of the Company and the management of its subsidiaries. All of these segments rent and sell industrial and construction equipment, sell parts, merchandise and provide ongoing repair and maintenance service and have therefore been aggregated for disclosure purposes. Rental and Machinery's operations are conducted in the United States and S.A. Argentina's operations are conducted in South America. Machinery and S.A. Argentina were sold during the fourth quarter of 1999 (see Note 1).

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Neff Corp.

We have audited the consolidated financial statements of Neff Corp. and Subsidiaries (the "Company") as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 29, 2001; such financial statements and report are included elsewhere in your 2000 Annual Report to Stockholders on Form 10-K. Our audits also included the financial statement schedule of the Company listed in
Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
March 29, 2001

                                                                    SCHEDULE II

                                                                     NEFF CORP.
                                                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                            (in thousands)

                                                               Balance      Charged to                                  Balance
                                                            at Beginning     Costs and                                   at End
                                                            of Period       Expenses       Other       Deductions       of Period
                                                            ------------  -------------  ----------  -------------   --------------

Year ended December 31, 2000:
Allowance for doubtful accounts ..........................   $  2,904       $  2,795       $      -    $  (2,376)      $  3,323
                                                             ========       ========       ========    =========       ========

Deferred tax valuation allowance .........................   $      -       $  6,242       $      -    $       -       $  6,242
                                                             ========       ========       ========    =========       ========

Year ended December 31, 1999:
Allowance for doubtful accounts ..........................   $  3,229       $  2,317       $      -    $  (2,642)      $  2,904
                                                             ========       ========       ========    =========       ========
Deferred tax valuation allowance .........................   $    900       $      -       $      -    $    (900)      $      -
                                                             ========       ========       ========    =========       ========
Year ended December 31, 1998:

Allowance for doubtful accounts ..........................   $  1,092       $  3,487       $      -    $  (1,350)      $  3,229
                                                             ========       ========       ========    =========       ========

Deferred tax valuation allowance .........................   $  1,368       $      -       $      -    $    (468)      $    900
                                                             ========       ========       ========    =========       ========


                                    PART III

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this Item 10 will be contained in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.      EXECUTIVE COMPENSATION

               The information required by this Item 11 will be contained in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

               The information required by this Item 12 will be contained in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item 13 will be contained in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

     1. Financial Statements.

        For a complete list of the financial statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules in Item 8 on Page 26.

     2. Financial Statements Schedules.

        The following financial statement schedules are filed with this Annual Report on Form 10-K:

        See Index to Financial Statements and Schedules on Page 26.

     3. Exhibits.

        Information with respect to this item is contained in Item 14(c) hereof.


     (b) Reports on Form 8-K

        During the last quarter of the period covered by this Annual Report, the following current Reports on Form 8-K were filed:

        Current Report on Form 8-K/A filed on November 27, 2000, amending Item 2 to the Current Report on Form 8-K filed on June 30, 2000.

     (c) Exhibits

        Number              Description

        10.1 Sixth Amendment dated as of December 15, 2000 to Amended and Restated Credit Agreement, dated as of May 1, 1998, by and among Neff Corp., Neff Rental, Inc., Various Lenders, and Bankers Trust Company, as Agent.

        10.2 Waiver dated as of February 12, 2001 to Amended and Restated Credit Agreement, dated as of May 1, 1998, by and among Neff Corp., Neff Rental, Inc., Various Lenders and Bankers Trust Company, as Agent.

        10.3 Waiver dated as of March 29, 2001 to Amended and Restated Credit Agreement, dated as of May 1, 1998, by and among Neff Corp., Neff Rental, Inc., Various Lenders, and Bankers Trust Company, as Agent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEFF CORP.



Date: March 30, 2001                               /s/ Mark H. Irion
                                                     -----------------------
                                                     Mark H. Irion
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                               Date


/s/ Peter G. Gladis
- -----------------------       President,
Peter G. Gladis               Chief Executive Officer, Director March 30, 2001


/s/ Mark H. Irion             Chief Financial Officer           March 30, 2001
- -----------------------
Mark H. Irion


/s/ Jorge Mas                 Director                          March 30, 2001
- -----------------------
Jorge Mas


/s/ Arthur B. Laffer          Director                          March 30, 2001
- -----------------------
Arthur B. Laffer


/s/ Joel-Tomas Citron         Director                          March 30, 2001
- -----------------------
Joel-Tomas Citron


/s/ Juan Carlos Mas           Director                          March 30, 2001
- -----------------------
Juan Carlos Mas


/s/ Jose Ramon Mas            Director                          March 30, 2001
- -----------------------
Jose Ramon Mas


/s/ Michael Markbreiter       Director                          March 30, 2001
- -----------------------
Michael Markbreiter



/s/ Paul E. Dean              Director                          March 30, 2001
- -----------------------
Paul E. Dean

                EXHIBITS


EXHIBIT 10.1




                                 SIXTH AMENDMENT


     SIXTH AMENDMENT TO CREDIT AGREEMENT (this "Amendment"), dated as of December 15, 2000, among NEFF CORP. (the "Company"), NEFF RENTAL, INC. ("Neff Rental", and together with the Company, the "Borrowers", and each a "Borrower"), the lenders party to the Credit Agreement referred to below (the "Lenders"), and Bankers Trust Company, as Agent (the "Agent"). All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided such terms in the Credit Agreement.

                              W I T N E S S E T H :

     WHEREAS, the Borrowers, the Lenders and the Agent are party to a Credit Agreement, dated as of May 1, 1998 (as amended, modified or supplemented to, but not including, the date hereof, the "Credit Agreement"); and

     WHEREAS, subject to the terms and conditions of this Amendment, the parties hereto agree as follows;

                  NOW, THEREFORE, it is agreed:

     1. Section 9.08 of the Credit Agreement is hereby amended by (i) deleting the part of the chart appearing therein (including the corresponding ratios) from "December 31, 2000" to and including "December 31, 2001" and (ii) inserting in lieu of the part so deleted the following new chart (including the corresponding ratios):

                           December 31, 2000                         2.50:1.00

                           March 31, 2001                            2.50:1.00

                           June 30, 2001                             2.50:1.00

                           September 30, 2001                        2.50:1.00

                           December 31, 2001                         2.50:1.00


     2. Section 9.09 of the Credit Agreement is hereby amended by deleting the chart appearing therein and inserting the following new chart in lieu thereof:

                          January 1, 2000
                          through and including
                          December 30, 2000                         4.50:1.00

                          December 31, 2000
                          through and including
                          June 29, 2001                             4.25:1.00

                          June 30, 2001
                          through and including
                          December 30, 2001                         4.00:1.00

                          December 31, 2001
                          through and including March 30, 2002      3.75:1.00

                          March 31, 2002 and thereafter             3.50:1.00


     Notwithstanding anything to the contrary contained above in this Section 9.09, from and after the repurchase of any outstanding Senior Subordinated Notes by the Company as permitted by Section 9.10, the Company will not permit the Leverage Ratio at any time to be greater than 3.50:1.00.

     3. Section 9.10 of the Credit Agreement is hereby amended by deleting sub-clause (A) of the proviso of clause (i) thereof and inserting the following new sub-clause (A) in lieu thereof:

      (A) the Company may repurchase outstanding Senior Subordinated Notes so long as (w) no Default or Event of Default then exists or would result therefrom, (x) the Leverage Ratio is less than 3.50:1.00 at the time of any such repurchase and after giving effect thereto, (y) the Total Unutilized Commitment is at least $20,000,000 at the time of any such repurchase and after giving effect thereto and the Company has Borrowing Base capacity to utilize at least $20,000,000 of the Total Unutilized Commitment based on the most recently delivered Borrowing Base Certificate and (z) the aggregate amount expended in respect of all such repurchases does not exceed $20,000,000 (exclusive of amounts paid in respect of regularly accrued interest) and.

     4. In order to induce the Lenders to enter into this Amendment, each Borrower hereby represents and warrants that (i) no Default or Event of Default exists as of the Sixth Amendment Effective Date (as defined below), both before and after giving effect to this Amendment, and (ii) on the Sixth Amendment Effective Date, both before and after giving effect to this Amendment, all representations and warranties contained in the Credit Agreement and in the other Credit Documents are true and correct in all material respects.

     5. This Amendment shall become effective on the date (the "Sixth Amendment Effective Date") when (i) each Borrower and the Required Lenders shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Agent at the Notice Office and (ii) the Company shall have paid to the Agent for the account of each Lender who has executed a counterpart hereof and delivered same to the Agent at the Notice Office on or prior to 12:00 Noon (New York time) on December 15, 2000, an amendment fee equal to 1/8 of 1% of such Lenders' Revolving Loan Commitment at such time.

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


                            NEFF CORP.



                            By:________________________________________________
                               Title:


                            NEFF RENTAL, INC.



                            By:________________________________________________
                               Title:


                            BANKERS TRUST COMPANY, Individually
                            and as Agent



                            By:________________________________________________
                               Title:


                            DEUTSCHE FINANCIAL SERVICES



                            By:________________________________________________
                              Title:


                            TRANSAMERICA BUSINESS CREDIT
                            CORPORATION


                            By:________________________________________________
                              Title:

                            LASALLE BUSINESS CREDIT, INC.



                            By:________________________________________________
                              Title:


                             CIT GROUP/BUSINESS CREDIT, INC.



                            By:________________________________________________


                            IBJ SCHRODER BUSINESS CREDIT
                            CORPORATION



                            By:________________________________________________
                              Title:


                            NATIONAL BANK OF CANADA


                            By:________________________________________________
                              Title:


                            SUMMIT BANK


                            By:________________________________________________
                              Title:


                            FIRST UNION NATIONAL BANK


                            By:________________________________________________
                              Title:

                             UNION BANK OF CALIFORNIA N.A.



                             By:_______________________________________________
                               Title:



                             BANK ATLANTIC


                             By:_______________________________________________
                               Title:



                             FLEET CAPITAL


                             By:_______________________________________________
                               Title:


                             BANK POLSKA KASA OPIEKI S.A.


                             By:_______________________________________________
                               Title:


                            CREDIT LYONNAIS NEW YORK BRANCH



                             By:_______________________________________________
                               Title:


                             GMAC COMMERCIAL CREDIT LLC



                             By:_______________________________________________
                               Title:



                             FLEET NATIONAL BANK



                             By:_______________________________________________
                               Title:

EXHIBIT 10.2


                                     WAIVER


     WAIVER TO CREDIT AGREEMENT (this "Waiver"), dated as of February 12, 2001, among NEFF CORP. (the "Company"), NEFF RENTAL, INC. ("Neff Rental", and together with the Company, the "Borrowers", and each a "Borrower"), the lenders party to the Credit Agreement referred to below (the "Lenders"), and Bankers Trust Company, as Agent (the "Agent"). All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided such terms in the Credit Agreement.

                              W I T N E S S E T H :

     WHEREAS, the Borrowers, the Lenders and the Agent are party to a Credit Agreement, dated as of May 1, 1998 (as amended, modified or supplemented to, but not including, the date hereof, the "Credit Agreement"); and

     WHEREAS, subject to the terms and conditions of this Waiver, the parties hereto agree as follows;

                  NOW, THEREFORE, it is agreed:

     1. The Lenders hereby waive until March 30, 2001 any Event of Default that has arisen or may arise under the Credit Agreement solely as a result of the failure of the Company to comply with (i) Section 9.08 of the Credit Agreement for the Test Period ended on December 31, 2000 and (ii) Section 9.09 of the Credit Agreement for the period from December 31, 2000 through and including March 30, 2001; it being understood and agreed, however, that the foregoing Events of Default shall automatically be reinstated on March 31, 2001 at which time the waivers set forth in this Section 1 shall cease to have any further force and effect.

     2. The Borrowers and the Lenders hereby acknowledge and agree that until March 30, 2001 (i) the Borrowers shall not be permitted to incur any Loans under the Credit Agreement or have any Letters of Credit issued under the Credit Agreement if, after giving effect to any such Credit Event, the sum of (I) the aggregate principal amount of all outstanding Revolving Loans and Swingline Loans plus (II) the aggregate amount of all Letter of Credit Outstandings would exceed the least of (A) the Borrowing Base at such time (based on the Borrowing Base Certificate last delivered), (B) $155,000,000 and (C) the Total Commitment at such time, (ii) to the extent that the sum of (I) the aggregate principal amount of all outstanding Revolving Loans and Swingline Loans plus (II) the aggregate amount of all Letter of Credit Outstandings would exceed on any day any of the amounts set forth in preceding clause (i), the Borrowers shall prepay on such day outstanding Loans (and/or if no Loans are or remain outstanding, cash collateralize outstanding Letters of Credit) in an amount equal to such excess, and (iii) all Credit Events shall still remain subject to all the applicable conditions and provisions contained in the Credit Agreement (after giving effect to this Waiver).

     3. In order to induce the Lenders to enter into this Waiver, each Borrower hereby represents and warrants that (i) no Default or Event of Default exists as of the Waiver Effective Date (as defined below), after giving effect to this Waiver, and (ii) on the Waiver Effective Date, after giving effect to this Waiver, all representations and warranties contained in the Credit Agreement and in the other Credit Documents are true and correct in all material respects.

     4. This Waiver shall become effective on the date (the "Waiver Effective Date") when each Borrower and the Required Lenders shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Agent at the Notice Office.

     5. This Waiver is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

     6. This Waiver may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with each Borrower and the Agent.

     7. THIS WAIVER AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.


                                      * * *

     IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Waiver to be duly executed and delivered as of the date hereof.


                            NEFF CORP.



                            By:________________________________________________
                              Title:


                            NEFF RENTAL, INC.



                            By:________________________________________________
                              Title:


                            BANKERS TRUST COMPANY, Individually
                            and as Agent



                            By:________________________________________________
                              Title:


                            DEUTSCHE FINANCIAL SERVICES



                            By:________________________________________________
                              Title:


                            TRANSAMERICA BUSINESS CREDIT
                            CORPORATION


                            By:________________________________________________
                              Title:

                            LASALLE BUSINESS CREDIT, INC.



                            By:________________________________________________
                              Title:


                            CIT GROUP/BUSINESS CREDIT, INC.



                            By:________________________________________________
                              Title:


                             IBJ SCHRODER BUSINESS CREDIT
                             CORPORATION



                            By:________________________________________________
                              Title:


                            NATIONAL BANK OF CANADA


                            By:________________________________________________
                              Title:


                            SUMMIT BANK


                            By:________________________________________________
                              Title:


                            FIRST UNION NATIONAL BANK


                            By:________________________________________________
                              Title:

                            UNION BANK OF CALIFORNIA N.A.



                            By:________________________________________________
                              Title:



                            BANK ATLANTIC



                            By:________________________________________________
                              Title:



                             FLEET CAPITAL



                            By:________________________________________________
                              Title:


                            BANK POLSKA KASA OPIEKI S.A.




                           By:_________________________________________________
                             Title:


                           CREDIT LYONNAIS NEW YORK BRANCH



                           By:_________________________________________________
                             Title:


                           GMAC COMMERCIAL CREDIT LLC



                           By:_________________________________________________
                             Title:



                           FLEET NATIONAL BANK



                           By:_________________________________________________
                             Title:

EXHIBIT 10.3

                                     WAIVER


     WAIVER TO CREDIT AGREEMENT (this "Waiver"), dated as of March 29, 2001, among NEFF CORP. (the "Company"), NEFF RENTAL, INC. ("Neff Rental", and together with the Company, the "Borrowers", and each a "Borrower"), the lenders party to the Credit Agreement referred to below (the "Lenders"), and Bankers Trust Company, as Agent (the "Agent"). All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided such terms in the Credit Agreement.

                              W I T N E S S E T H :

     WHEREAS, the Borrowers, the Lenders and the Agent are party to a Credit Agreement, dated as of May 1, 1998 (as amended, modified or supplemented to, but not including, the date hereof, the "Credit Agreement"); and

     WHEREAS, subject to the terms and conditions of this Waiver, the parties hereto agree as follows;

                  NOW, THEREFORE, it is agreed:

     1. The Lenders hereby waive until May 23, 2001 any Event of Default that has arisen or may arise under the Credit Agreement solely as a result of the failure of the Company to comply with (i) Section 9.08 of the Credit Agreement for the Test Periods ended on December 31, 2000 and March 31, 2001 and (ii)
Section 9.09 of the Credit Agreement for the period from December 31, 2000 through and including May 23, 2001; it being understood and agreed, however, that the foregoing Events of Default shall automatically be reinstated on May 24, 2001 at which time the waivers set forth in this Section 1 shall cease to have any further force and effect.

     2. The Borrowers and the Lenders hereby acknowledge and agree that until May 23, 2001 (i) the Borrowers shall not be permitted to incur any Loans under the Credit Agreement or have any Letters of Credit issued under the Credit Agreement if, after giving effect to any such Credit Event, the sum of (I) the aggregate principal amount of all outstanding Revolving Loans and Swingline Loans plus (II) the aggregate amount of all Letter of Credit Outstandings would exceed the least of (A) the Borrowing Base at such time (based on the Borrowing Base Certificate last delivered), (B) $155,000,000 and (C) the Total Commitment at such time, (ii) to the extent that the sum of (I) the aggregate principal amount of all outstanding Revolving Loans and Swingline Loans plus (II) the aggregate amount of all Letter of Credit Outstandings would exceed on any day any of the amounts set forth in preceding clause (i), the Borrowers shall prepay on such day outstanding Loans (and/or if no Loans are or remain outstanding, cash collateralize outstanding Letters of Credit) in an amount equal to such excess, and (iii) all Credit Events shall still remain subject to all the applicable conditions and provisions contained in the Credit Agreement (after giving effect to this Waiver).

     3. In order to induce the Lenders to enter into this Waiver, each Borrower hereby represents and warrants that (i) no Default or Event of Default exists as of the Waiver Effective Date (as defined below), after giving effect to this Waiver, and (ii) on the Waiver Effective Date, after giving effect to this Waiver, all representations and warranties contained in the Credit Agreement and in the other Credit Documents are true and correct in all material respects.

     4. This Waiver shall become effective on the date (the "Waiver Effective Date") when each Borrower and the Required Lenders shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Agent at the Notice Office.

     5. This Waiver is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

     6. This Waiver may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with each Borrower and the Agent.

     7. THIS WAIVER AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

                                      * * *

     IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Waiver to be duly executed and delivered as of the date hereof.


                            NEFF CORP.



                            By:________________________________________________
                              Title:


                            NEFF RENTAL, INC.



                            By:________________________________________________
                              Title:


                            BANKERS TRUST COMPANY, Individually
                            and as Agent



                            By:________________________________________________
                              Title:


                            DEUTSCHE FINANCIAL SERVICES



                             By:_______________________________________________
                               Title:


                            TRANSAMERICA BUSINESS CREDIT
                            CORPORATION


                             By:_______________________________________________
                               Title:

                            LASALLE BUSINESS CREDIT, INC.



                             By:_______________________________________________
                               Title:


                            CIT GROUP/BUSINESS CREDIT, INC.



                             By:_______________________________________________
                               Title:


                            IBJ SCHRODER BUSINESS CREDIT
                            CORPORATION



                             By:_______________________________________________
                               Title:


                            NATIONAL BANK OF CANADA


                             By:_______________________________________________
                               Title:


                            SUMMIT BANK


                             By:_______________________________________________
                               Title:


                            FIRST UNION NATIONAL BANK


                             By:_______________________________________________
                               Title:

                            UNION BANK OF CALIFORNIA N.A.



                             By:_______________________________________________
                               Title:



                            BANK ATLANTIC



                             By:_______________________________________________
                               Title:



                            FLEET CAPITAL


                            By:________________________________________________
                              Title:


                            BANK POLSKA KASA OPIEKI S.A.




                            By:________________________________________________
                              Title:


                            CREDIT LYONNAIS NEW YORK BRANCH



                            By:________________________________________________
                              Title:


                            GMAC COMMERCIAL CREDIT LLC



                            By:________________________________________________
                              Title:



                            FLEET NATIONAL BANK



                            By:________________________________________________
                              Title: