Form 10-Q
period 2001-03-31
NEFF CORP
filed 2001-05-15
CIK 1057725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2001

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       Commission File Number: 001-14145

                                   NEFF CORP.
           ----------------------------------------------------------
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

             ------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,065,000 shares of Class A Common Stock, $.01 par value per share and 5,100,000 shares of Class B Common Stock, $.01 par value per share outstanding at May 1, 2001.

                           Neff Corp. and Subsidiaries
                          Quarterly Report on Form 10-Q

                              For the Quarter ended
                                 March 31, 2001

                          INDEX
                          -----
PART  I.                  FINANCIAL INFORMATION                                                      PAGE
Item  1.                                                                                             ----
                          Financial Statements
                          Condensed Consolidated Balance Sheets at March 31, 2001 and December 31,
                          2000 (unaudited) .........................................................   3
                          Condensed Consolidated Statements of Operations for the three months ended
                          March 31, 2001 and 2000 (unaudited).......................................   4
                          Condensed Consolidated Statements of Cash Flows for the three months ended
                          March 31, 2001 and 2000 (unaudited).......................................   5
                          Notes to Condensed Consolidated Financial Statements
                          (unaudited)...............................................................   6
Item  2.                  Management's Discussion and Analysis of Financial Condition and Results of
                          Operations................................................................   8

PART  II.                 OTHER INFORMATION
Item  1.                  Legal Proceedings.........................................................  11

SIGNATURE                 ..........................................................................  12


                                      (2)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           NEFF CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (unaudited, in thousands, except per share data)



                                                                                 March 31,      December 31,
                                                                                    2001           2000
                                                                                ----------       ----------


     ASSETS
Cash and cash equivalents ...................................................... $   2,394       $   3,102
Accounts receivable, net of allowance for doubtful accounts of
  $3,902 in 2001 and $3,323 in 2000 ............................................    40,449          42,341
Inventories ....................................................................     2,632           2,783
Rental equipment, net ..........................................................   291,337         303,863
Property and equipment, net ....................................................    27,113          28,803
Goodwill, net ..................................................................    85,115          85,696
Prepaid expenses and other assets ..............................................     8,495           8,379
                                                                                 ---------       ---------
       Total assets ............................................................ $ 457,535       $ 474,967
                                                                                 =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable ............................................................. $   9,412       $  18,029
  Accrued expenses and other ...................................................    36,863          24,780
  Credit facility ..............................................................   141,251         147,121
  Senior subordinated notes ....................................................   198,711         198,818
  Capitalized lease obligations ................................................       272             456
                                                                                 ---------       ---------
       Total liabilities .......................................................   386,509         389,204
                                                                                 ---------       ---------
Commitments and contingencies

Stockholders' equity
  Class A Common Stock, $.01 par value; 100,000 shares
        authorized;  16,065 shares issued and outstanding ......................       161             161
  Class B Special Common Stock, $.01 par value, liquidation
        preference $11.67; 20,000 shares authorized; 5,100 shares
        issued and outstanding .................................................        51              51
  Additional paid-in capital ...................................................   127,759         127,759
  Accumulated deficit ..........................................................   (56,945)        (42,208)
                                                                                 ---------       ---------
       Total stockholders' equity ..............................................    71,026          85,763
                                                                                 ---------       ---------
       Total liabilities and stockholders'equity ............................... $ 457,535       $ 474,967
                                                                                 =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      (3)

                          NEFF CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)



                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                --------------------------------------
                                                                                   2001                        2000
                                                                                ----------                  ----------
Revenues
  Rental revenues ..............................................................$   43,619                  $   42,756
  Equipment sales ..............................................................    11,976                      12,284
  Parts and service ............................................................     3,600                       4,076
                                                                                ----------                  ----------
       Total revenues ..........................................................    59,195                      59,116
                                                                                ----------                  ----------
Cost of revenues
  Cost of equipment sold .......................................................     9,883                      10,018
  Depreciation of rental equipment .............................................    10,918                      10,403
  Maintenance of rental equipment ..............................................    15,409                      14,789
  Cost of parts and service ....................................................     2,432                       2,175
                                                                                ----------                  ----------
       Total cost of revenues ..................................................    38,642                      37,385
                                                                                ----------                  ----------
Gross profit ...................................................................    20,553                      21,731
                                                                                ----------                  ----------
Other operating expenses
  Selling, general and administrative expenses .................................    14,803                      15,353
  Other depreciation and amortization    .......................................     2,685                       2,291
  Branch closure and other related costs  ......................................     9,128                           -
                                                                                ----------                  ----------
       Total other operating expenses ..........................................    26,616                      17,644
                                                                                ----------                  ----------
Income (loss) from operations ..................................................    (6,063)                      4,087
                                                                                ----------                  ----------
Other expenses
  Interest expense .............................................................     8,268                       7,532
  Amortization of debt issue costs .............................................       406                         322
                                                                                ----------                  ----------
       Total other expenses ....................................................     8,674                       7,854
                                                                                ----------                  ----------
Loss before income taxes .......................................................   (14,737)                     (3,767)
Benefit from income taxes ......................................................         -                       1,541
                                                                                ----------                  ----------
Net loss .......................................................................$  (14,737)                 $   (2,226)
                                                                                ==========                  ==========

Basic and diluted loss per common share ........................................$    (0.70)                 $    (0.11)
                                                                                ==========                  ==========

Weighted average common shares outstanding:
  Basic and diluted ............................................................    21,165                      21,165
                                                                                ==========                  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      (4)

                           NEFF CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                                      For the Three Months Ended
                                                                                                March 31,
                                                                                --------------------------------------
                                                                                   2001                        2000
                                                                                ----------                  ----------
Cash Flows from Operating Activities
Net loss .......................................................................$  (14,737)                 $   (2,226)
Adjustments to reconcile net loss to net cash provided by operating
  activities  ..................................................................    15,925                      40,710
                                                                                ----------                  ----------
  Net cash provided by operating activities ....................................     1,188                      38,484
                                                                                ----------                  ----------
Cash Flows from Investing Activities
Purchases of equipment .........................................................    (8,123)                    (36,713)
Proceeds from sale of equipment ................................................    11,976                      12,284
(Purchases) sales of property and equipment ....................................       305                      (2,643)
Collection of receivable from sale of subsidiary ...............................         -                      12,500
                                                                                ----------                  ----------
  Net cash provided by (used in) investing activities.. ........................     4,158                     (14,572)
                                                                                ----------                  ----------
Cash Flows from Financing Activities

Net repayments under Credit Facility ...........................................    (5,870)                    (20,673)
Net repayments under capitalized lease obligations  ............................      (184)                          -
                                                                                ----------                  ----------
  Net cash used in financing activities ........................................    (6,054)                    (20,673)
                                                                                ----------                  ----------
Net increase (decrease) in cash and cash equivalents  ..........................      (708)                      3,239
Cash and cash equivalents, beginning of period  ................................     3,102                       3,374
                                                                                ----------                  ----------
Cash and cash equivalents, end of period .......................................$    2,394                   $   6,613
                                                                                ==========                  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       (5)

                           NEFF CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements include the accounts of Neff Corp. and subsidiaries (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2001 and 2000, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2000 appearing in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be reported for the year ending December 31, 2001.

         The unaudited interim condensed consolidated financial statements include the accounts of the Company. All material intercompany transactions and balances have been eliminated in consolidation. No tax benefit was recorded for the quarter ended March 31, 2001, due to uncertainty regarding the realization of the tax benefit.


         The Company was not in compliance with the consolidated interest coverage ratio and leverage ratio covenants under the revolving credit facility (the "Credit Facility") as of December 31, 2000 and March 31, 2001, resulting in a default under the Credit Facility. The Company's lenders have waived this default through May 23, 2001. As part of the waiver, the Company's total borrowing capability was lowered from $219.5 million to $155.0 million during the term of the waiver. Management is currently working with the lenders to permanently cure the Company's noncompliance with the consolidated interest coverage ratio and leverage ratio covenants by amending the covenants for the remainder of the term of the Credit Facility. Although negotiations have not been concluded and the Company does not have firm commitments from its lenders to amend the Credit Facility, the Company is confident that the amendments to the Credit Facility will be satisfactorily completed by May 23, 2001. If the amendments are obtained, management believes the Company will have adequate capital resources to continue as a going concern.

New Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS 133 as amended by SFAS 137 and SFAS 138 did not have a material impact on the Company's financial position or its results of operations.

                                      (6)

                           NEFF CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

NOTE 2 - RECLASSIFICATIONS

         Certain amounts for the prior period have been reclassified to conform with the current period presentation.

NOTE 3 -SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                              Three Months Ended
                                                                    March 31,
                                                            ----------------------
                                                              2001           2000
                                                            --------       --------
                                                                (in thousands)
Supplemental Disclosure of Cash Flow Information
   Cash paid for interest ...............................   $  5,267       $  2,761
                                                            ========       ========

   Cash paid for taxes ..................................   $      -       $      -
                                                            ========       ========




NOTE 4 -EARNINGS PER SHARE

         The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):


                                                                      Three Months Ended
                                                                            March 31,
                                                                   -----------------------
                                                                      2001         2000
                                                                   ---------     ---------
Net loss (basic and diluted) ....................................  $ (14,737)    $  (2,226)
                                                                   =========     =========
Number of shares:
Weighted average common shares - Basic and diluted (1) ..........     21,165        21,165
                                                                   =========     =========
Net loss per common share - Basic and diluted ...................  $   (0.70)    $   (0.11)
                                                                   =========     =========
---------------
     (1) Effects of employee  stock  options for  the three months ended March 31, 2001  and  2000 were  not  included  as they were anti-dilutive.


                                      (7)

                           NEFF CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

NOTE 5 - BRANCH CLOSURE AND OTHER RELATED COSTS

         On March 21, 2001, the Company adopted a plan to close nine of its branches. Management expects the nine branches will be closed by March 31, 2002. The charge of $9.1 million associated with these branch closings includes the write-off of $4.7 million of goodwill associated with two acquisitions that will be closed entirely, a charge of $2.3 million to write-down certain equipment that is held for sale at those branches to the estimated auction value of the equipment, employee termination benefits of $0.2 million and other related closure costs of $1.9 million. The employee termination benefits will be paid to approximately 75 administrative, sales and maintenance employees that will be terminated in connection with the branch closings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis compares the quarter ended March 31, 2001 to the quarter ended March 31, 2000 and should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Report on Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

         The matters discussed herein may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended. Statements beginning with such words as "believes", "intends", "plans", "expects" and similar expressions include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to our dependence on additional capital for future growth, the high degree to which we are leveraged, the restrictions on our operations imposed by our debt instruments, competition in our industry, and general economic conditions.

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

                                      (8)

Overview

         Neff Corp. ("Neff" or the "Company") is one of the largest equipment rental companies in the United States, with 80 rental locations in 17 states as of March 31, 2001.

         The Company derives revenue from (i) the rental of equipment, (ii) sales of new and used equipment and (iii) sales of parts and service. The Company's primary source of revenue is the rental of a wide variety of equipment, including backhoes, air compressors, loaders, lifters and compaction equipment to construction and industrial customers.

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

         Costs of revenues include cost of equipment sold, depreciation and maintenance costs of rental equipment and cost of parts and service. Cost of equipment sold consists of the net book value of rental equipment at the time of sale and cost for new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis, as well as operating lease expenses. Cost of parts and service represents costs attributable to the sale of parts directly to customers and service provided for the repair of customer owned equipment.

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

         During the first quarter of 2001, the Company completed a thorough review of its branch network, with the goal of realizing additional margin improvements by either closing or consolidating underperforming branches. The Company adopted a plan to close nine branches on March 21, 2001. In connection with the adoption of the plan, the Company recognized a charge of $9.1 million for costs associated with the branch closings during the first quarter of 2001. The charge of $9.1 million includes the write-off of $4.7 million of goodwill associated with two acquisitions that will be closed entirely, a charge of $2.3 million to write-down certain equipment that is held for sale at the branches to the estimated auction value of the equipment, employee termination benefits of $0.2 million and other related closure costs of $1.9 million. Cash expenditures associated with the branch closures and other related costs are not expected to exceed $1.2 million. The Company anticipates that the nine branches will be closed by March 31, 2002.

                                      (9)

Results of Operations

         Management believes that the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period-to-period in the future as a result of the cyclical nature of the industry in which the Company operates.

         First Quarter Ended March 31, 2001 Compared to First Quarter Ended March 31, 2000 (in thousands, except percent data)

         Revenues. Total revenues for the quarter ended March 31, 2001 increased to $59,195 from $59,116 for the quarter ended March 31, 2000. This increase is primarily due to an increase in rental revenue of $0.8 million or 2% offset by a decrease in equipment sales of $0.3 million or 2.5%.

         Gross Profit. Gross profit for the quarter ended March 31, 2001 decreased 5.4% to $20,553 or 34.7% of total revenues from $21,731 or 36.8% of total revenues for the quarter ended March 31, 2000. The decrease in gross profit is largely due to declining rental margins and a reduction in the volume and margin earned on parts and service revenues. Rental margins continue to be affected by the competitive pricing environment in many of the Company's markets.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2001 decreased 3.6% to $14,803 or 25.0% of total revenues from $15,353 or 26.0% of total revenues for the quarter ended March 31, 2000. The decrease in selling, general and administrative expenses is primarily attributable to branch closures during fiscal year 2000 and a continued effort to reduce expenses.

         Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended March 31, 2001 increased 17.2% to $2,685 or 4.5% of total revenues from $2,291 or 3.9% of total revenues for the quarter ended March 31, 2000. The increase is primarily attributable to depreciation associated with additional investments in non-rental equipment.

         Interest Expense. Interest expense for the quarter ended March 31, 2001 increased 9.8% to $8,268 from $7,532 for the quarter ended March 31, 2000. The increase is primarily attributable to rate increases and increased borrowings on the Company's revolving credit facility (the "Credit Facility").

Liquidity and Capital Resources (in thousands)

         For the three months ended March 31, 2001, net cash flows provided by operating activities was $1,188, compared to net cash provided by operating activities of $38,484 for the three months ended March 31, 2000. This decrease is primarily attributable to an increase in the loss from operations and changes in working capital associated with the operations of the Company.

         Net cash provided by (used in) investing activities for the three months ended March 31, 2001 was $4,158 as compared to $(14,572) for the same period of the prior year. This increase in cash provided is primarily attributable to a decrease in the amount of equipment purchases during the first quarter of 2001 compared with the prior year.

         Net cash used in financing activities was $6,054 for the three months ended March 31, 2001, as compared to $20,673 for the same period in the prior year. The decrease in net cash used in financing activities is primarily attributable to repayments of borrowings under the Company's Credit Facility. As of December 31, 2000, the Company was in default of certain provisions of its Credit Facility's credit agreement. On March 29, 2001, the Company's lenders agreed to waive this default until May 23, 2001. As part of the waiver, the Company agreed to limit maximum borrowings under the Credit Facility to $155,000. As of March 31, 2001, the Company had approximately $13,749 available under its Credit Facility.

                                      (10)

PART II.          OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Neff, the members of its Board of Directors, two of its principal stockholders and United Rentals, Inc. are defendants in at least nine lawsuits filed in the Delaware Court of Chancery. Five of the suits were filed on January 3, 2001, two were filed on January 4, 2001 and two were filed on January 5, 2001. The plaintiffs in the suits are stockholders of Neff who purport to bring the suits as class actions on behalf of all persons, other than the defendants, who own the Company's Class A common stock. The complaints allege, among other things, that the defendants breached their fiduciary duties to its public shareholders and engaged in self-dealing in negotiating the terms of a proposal Neff received from United Rentals, Inc. to acquire the Company's Class A common stock held by the public. The plaintiffs seek, among other things, injunctive relief and damages. Neff has not yet responded to the complaints. On February 26, 2001, Neff announced that the United Rentals proposal had expired and negotiations with United Rentals had terminated.

         On December 17, 1999, Neff completed the sale of Neff Machinery, Inc. ("Machinery"), a wholly-owned subsidiary of Neff. Neff received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement (the "Agreement") provides for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the Agreement) and the closing date (on the basis of a balance sheet prepared after closing). The purchaser believes it is owed an adjustment payment of $20.3 million. Neff believes that the purchaser owes Neff additional consideration of $8.8 million. Neff and the purchaser have agreed that all disputes pertaining to the purchase price adjustment will be resolved by an internationally recognized firm of independent public accountants to be selected by the parties. The disputes between Neff and the purchaser concerning the purchase price adjustment are described in the Company's Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. Neff will report any material developments in this proceeding, as well as in the lawsuits described in the preceding paragraph, in its Reports on Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter(s) in which such material developments occur, if any.

         Neff is also a party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, the Company does not believe any of these matters are material to its financial condition or results of operations.


                                      (11)

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEFF CORP.
                                                 Registrant



Date:   May 15, 2001                             /s/Mark H. Irion
                                                 -------------------------------
                                                 MARK H.  IRION
                                                 Chief Financial Officer
                                                 On behalf of the registrant and
                                                 as Principal Financial Officer

                                      (12)