Form 10-Q
period 2001-06-30
NEFF CORP
filed 2001-08-14
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number: 001-14145

NEFF CORP.

(Exact Name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

Internal Revenue Service - Employer No. 65-0626400

3750 N.W. 87th Avenue, Suite 400, Miami, Florida 33178
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:(305) 513-3350

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

Neff Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter and Period ended
June 30, 2001

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2001 and December 31,
2000 (unaudited)............................................................................................................	3
Condensed Consolidated Statements of Operations for the three months ended
June 30, 2001 and 2000 (unaudited)................................................................................	4
Condensed Consolidated Statements of Operations for the six months ended
June 30, 2001 and 2000 (unaudited)................................................................................	5
Condensed Consolidated Statements of Cash Flows for the six months
Ended June 30, 2001 and 2000 (unaudited).....................................................................	6
Notes to Condensed Consolidated Financial Statements
(unaudited)....................................................................................................................	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations..........................................................................................................................	9
Item 3. Market Risk........................................................................................................................	18
PART II. OTHER INFORMATION
Item 6. Exhibits...............................................................................................................................	19
SIGNATURE ..............................................................................................................................................	20

(2) PART I.               FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

                                                                           June 30,   December 31,
                                                                             2001        2000
                                                                           ---------   ---------
       ASSETS
Cash and cash equivalents .............................................   $   2,066    $   3,102
Accounts receivable, net of allowance for doubtful accounts of
     $3,463 in 2001 and $3,323 in 2000 ................................      33,986       42,341
Inventories ...........................................................       2,680        2,783
Rental equipment, net .................................................     288,462      306,265
Property and equipment, net ...........................................      23,730       26,401
Goodwill, net .........................................................      84,534       85,696
Prepaid expenses and other assets .....................................       7,873        8,379
                                                                          ---------    ---------
     Total assets .....................................................   $ 443,331    $ 474,967
                                                                          =========    =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Accounts payable .................................................   $   9,793    $  18,029
     Accrued expenses and other .......................................      30,187       24,780
     Credit facility ..................................................     135,171      147,121
     Senior subordinated notes ........................................     198,796      198,818
     Capitalized lease obligations ....................................         151          456
                                                                          ---------    ---------
     Total liabilities ................................................     374,098      389,204
                                                                          ---------    ---------
Commitments and contingencies

Stockholders' equity

     Class A Common Stock, $.01 par value; 100,000 shares
          authorized;  16,065 shares issued and outstanding ...........         161          161
     Class B Special Common Stock, $.01 par value, liquidation
          preference $11.67; 20,000 shares authorized; 5,100 shares
          issued and outstanding ......................................          51           51
     Additional paid-in capital .......................................     127,759      127,759
     Accumulated deficit ..............................................     (58,738)     (42,208)
                                                                          ---------    ---------

     Total stockholders' equity .......................................      69,233       85,763
                                                                          ---------    ---------

     Total liabilities and stockholders' equity .......................   $ 443,331    $ 474,967
                                                                          =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(3)

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                                                  For the
                                                                            Three Months Ended
                                                                                 June 30,
                                                                           --------------------                                                                                       --------------------        --------
                                                                             2001        2000
                                                                           --------    --------
Revenues
     Rental revenue  ....................................................  $ 47,704    $ 48,519
     Equipment sales ....................................................     6,196       9,176
     Parts and service ..................................................     3,762       4,450
                                                                           --------    --------
          Total revenues ................................................    57,662      62,145
                                                                           --------    --------
Cost of revenues
     Cost of equipment sold .............................................     5,233       7,828
     Depreciation of rental equipment ...................................    11,004      11,437
     Maintenance of rental equipment ....................................    16,377      16,394
     Cost of parts and service ..........................................     2,494       2,876
                                                                           --------    --------
          Total cost of revenues ........................................    35,108      38,535
                                                                           --------    --------
Gross profit ............................................................    22,554      23,610
                                                                           --------    --------
Other operating expenses
     Selling, general and administrative expenses .......................    13,428      15,410
     Other depreciation and amortization ................................     2,624       2,452
     Write-down of assets held for sale .................................         -       4,275
                                                                           --------    --------
          Total other operating expenses ................................    16,052      22,137
                                                                           --------    --------
Income from operations ..................................................     6,502       1,473
                                                                           --------    --------
Other expenses
     Interest expense ...................................................     7,849       8,077
     Amortization of debt issue costs ...................................       446         315
                                                                           --------    --------
          Total other expenses ..........................................     8,295       8,392
                                                                           --------    --------
Loss before income taxes ................................................    (1,793)     (6,919)
Benefit from income taxes ...............................................        --       2,830
                                                                            --------    --------
Net loss ................................................................  $ (1,793)   $ (4,089)
                                                                           ========    ========
Basic and diluted loss per common share .................................  $  (0.08)   $  (0.19)
                                                                           ========    ========
Weighted average common shares outstanding:
     Basic and diluted ..................................................    21,165      21,165
                                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4)

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                                                    For the
                                                                               Six Months Ended
                                                                                    June 30,
                                                                            ----------------------
                                                                               2001         2000
                                                                            ---------    ---------
Revenues
     Rental revenue  .....................................................  $  91,323    $  91,275
     Equipment sales .....................................................     18,172       21,460
     Parts and service ...................................................      7,362        8,526
                                                                            ---------    ---------
          Total revenues .................................................    116,857      121,261
                                                                            ---------    ---------
Cost of revenues
     Cost of equipment sold ..............................................     15,116       17,846
     Depreciation of rental equipment ....................................     21,922       21,840
     Maintenance of rental equipment .....................................     31,786       31,183
     Cost of parts and service ...........................................      4,926        5,051
                                                                            ---------    ---------
          Total cost of revenues .........................................     73,750       75,920
                                                                            ---------    ---------
Gross profit .............................................................     43,107       45,341
                                                                            ---------    ---------
Other operating expenses
     Selling, general and administrative expenses ........................     28,231       30,763
     Other depreciation and amortization .................................      5,309        4,743
     Write-down of assets held for sale ..................................       --          4,275
     Branch closure and other related costs ..............................      9,128         --
                                                                            ---------    ---------
          Total other operating expenses ..................................    42,668       39,781
                                                                            ---------    ---------
Income from operations .....................................................      439        5,560
                                                                            ---------    ---------
Other expenses
     Interest expense ......................................................   16,117       15,609
     Amortization of debt issue costs ......................................      852          637
                                                                            ---------    ---------
          Total other expenses .............................................   16,969       16,246
                                                                            ---------    ---------
Loss before income taxes ...................................................  (16,530)     (10,686)
Benefit from income taxes ..................................................     --          4,371
                                                                            ---------    ---------
Net loss ...................................................................$ (16,530)   $  (6,315)
                                                                            =========    =========
Basic and diluted loss per common share ....................................$   (0.78)   $   (0.30)
                                                                            =========    =========
Weighted average common shares outstanding:
     Basic and diluted .....................................................   21,165       21,165
                                                                            =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(5)

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                                   For the
                                                                               Six Months Ended
                                                                                    June 30,
                                                                             --------------------
                                                                               2001        2000
                                                                             --------    --------

Cash Flows from Operating Activities
Net loss ..................................................................  $(16,530)   $  (6,315)
Adjustments to reconcile net loss to net cash provided by operating
  activities ..............................................................    28,799       46,264
                                                                             --------     --------
     Net cash provided by operating activities ............................    12,269       39,949
                                                                             --------     --------
Cash Flows from Investing Activities
Purchases of equipment ....................................................    (19,132)    (84,941)
Proceeds from equipment sales .............................................     18,172      21,460
Purchases of property and equipment .......................................        (90)     (6,050)
Collection of receivable from sale of subsidiary ..........................       --        12,500
                                                                              --------    --------
     Net cash used in investing activities ................................     (1,050)    (57,031)
                                                                              --------    --------
Cash Flows from Financing Activities
Net borrowings (repayments) under Credit Facility .........................    (11,950)     17,818
Net borrowings (repayments) under capitalized lease obligations ...........       (305)          9
                                                                              --------    --------
Net cash provided by (used in) financing activities .......................    (12,255)     17,827
                                                                              --------    --------
Net increase (decrease) in cash and cash equivalents ......................     (1,036)        745
Cash and cash equivalents, beginning of period ............................      3,102       3,374
                                                                              --------    --------
Cash and cash equivalents, end of period ..................................   $  2,066    $  4,119
                                                                              ========    ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

(6)

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by Neff Corp. and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months and the period ended June 30, 2001 and 2000, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 appearing in Neff Corp.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results which may be reported for the year ending December 31, 2001.

     The unaudited interim condensed consolidated financial statements include the accounts of Neff Corp. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company was required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS 133 as amended by SFAS 137 did not have a material impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities–a replacement of FASB Statement No. 125" ("SFAS 140"). This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

(7)

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(unaudited)

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 142 will be effective for the Company's fiscal year 2002. The Company is in the process of evaluating the effect the adoption of these standards will have on its financial statements.

NOTE 2 –RECLASSIFICATIONS

     Certain amounts for the prior year have been reclassified to conform with the current year presentation.

NOTE 3 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                                    For the
                                                                              Six Months Ended
                                                                                     June 30,
                                                                               ------------------
                                                                                 2001      2000
                                                                               --------   -------
                                                                                 (in thousands)
       Cash paid for interest ..............................................   $ 18,453   $17,281
                                                                               ========   =======
       Cash paid for taxes .................................................   $   --     $  --
                                                                               ========   =======
NOTE 4 –EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                               For the                For the
                                                         Three Months Ended       Six Months Ended
                                                               June 30,               June 30,
                                                        --------------------    --------------------
                                                         2001          2000       2001        2000
                                                        --------     -------    --------    --------
Net loss .............................................  $ (1,793)   $ (4,089)  $ (16,530)  $ (6,315)
                                                        ========    ========    ========   ========
Number of shares:
Weighted average common shares - basic and
        diluted (1) ..................................    21,165      21,165      21,165      21,165
                                                        ========    ========    ========    ========
Net loss per common share - basic and diluted ........  $  (0.08)   $  (0.19)   $  (0.78)   $  (0.30)
                                                        =========   ========    ========    ========

(1)      Effects of employee stock options for the three and six months ended June
          30, 2001 and 2000 were not included as they were anti-dilutive.

(8)

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(unaudited)

NOTE 5 – DEBT

     During the second quarter of 2001, the Company renegotiated the terms of its revolving credit facility to modify certain financial covenants regarding the interest coverage ratio and leverage ratio the Company must maintain. In addition to modifying the covenants the total commitment of the lenders under the facility was reduced to $160,000,000 with additional incremental reductions over time until December 31, 2002 when the total commitment will be $120,000,000. The Company had $24,829,000 of availability under the revolving credit facility at June 30, 2001. The Company was in compliance with all its debt covenants at June 30, 2001.

NOTE 6 – BRANCH CLOSURE AND OTHER RELATED COSTS

     On March 21, 2001, the Company adopted a plan to close nine of its branches. Management expects the nine branches will be closed by March 31, 2002. During the first quarter of 2001, the Company recognized a charge of $9.1 million associated with these branch closings that included the write-off of $4.7 million of goodwill associated with two acquisitions that will be closed entirely, a charge of $2.3 million to write-down certain equipment held for sale at those branches to the estimated auction value of the equipment, employee termination benefits of $0.2 million and other related closure costs of $1.9 million. The employee termination benefits were designated for approximately 75 administrative, sales and maintenance employees that were planned to be terminated in connection with the branch closings.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF
                            OPERATIONS

     The following discussion and analysis compares the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2000 and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

    This discussion herein may include forward-looking statements that involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the high degree to which Neff is leveraged and the intense competition in the equipment rental industry. Additional information concerning these and other risks and uncertainties is contained from time-to-time in the Company's filings with the Securities and Exchange Commission.

Overview

     Neff Corp. is one of the largest equipment rental companies in the United States. As of June 30, 2001 Neff operated 77 locations in 17 states compared with 84 locations in 17 states at June 30, 2000.

     We derive revenue from (1) the rental of equipment, (2) sales of new and used equipment and (3) sales of parts and service. Our primary source of revenue is the rental of a wide variety of equipment, including backhoes, air compressors, loaders, lifters and compaction equipment to construction and industrial customers.

(9)

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

     Costs of revenues include cost of equipment sold, depreciation and maintenance costs of rental equipment and cost of parts and service. Cost of equipment sold consists of the net book value of rental equipment at the time of sale and cost for new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis, as well as operating lease expenses. Cost of parts and service represents costs attributable to the sale of parts directly to customers and service provided to repair customer owned equipment.

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

     During the first quarter of 2001, we completed a thorough review of our branch network, with the goal of realizing additional margin improvements by either closing or consolidating underperforming branches. We adopted a plan to close nine branches on March 21, 2001. In connection with the adoption of the plan, we recognized a charge of $9.1 million for costs associated with the branch closings during the first quarter of 2001. The charge of $9.1 million included a write-off of $4.7 million of goodwill associated with two acquisitions that will be closed entirely, a charge of $2.3 million to write-down certain equipment held for sale at the branches to the estimated auction value of the equipment, employee termination benefits of $0.2 million and other related closure costs of $1.9 million. Cash expenditures associated with the branch closures and other related costs are not expected to exceed $1.2 million. We anticipate that the nine branches will be closed by March 31, 2002.

Results of Operations

     Management believes that the period-to-period comparisons of Neff's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, our results of operations may fluctuate from period-to-period in the future as a result of the cyclical nature of the industry in which we operate.

(10)

     The following table sets forth, for the period indicated, information derived from Neff's consolidated statements of operations expressed as a percentage of total revenues. We can not assure you that the trends in the table below will continue in the future.

                                                                  For the            For the
                                                                  Three Months        Six Months
                                                             Ended June 30,      Ended June 30,
       -----------------   -----------------                                                                                             ------   ------
                                                                 2001     2000       2001     2000
                                                                ------   ------     ------   ------
                                                                   %        %          %        %
                                                                ------   ------     ------   ------
Revenues
      Rental revenue ..........................................   82.7     78.1       78.1     75.3
      Equipment sales .........................................   10.8     14.8       15.6     17.7
      Parts and service .......................................    6.5      7.1        6.3      7.0
                                                                ------   ------     ------   ------

           Total revenues .....................................  100.0    100.0      100.0    100.0
                                                                ------   ------     ------   ------

Cost of revenues
      Cost of equipment sold ..................................    9.1     12.6       12.9     14.7
      Depreciation of rental equipment ........................   19.1     18.4       18.8     18.0
      Maintenance of rental equipment .........................   28.4     26.4       27.2     25.7
      Cost of parts and service ...............................    4.3      4.6        4.2      4.2
                                                                ------   ------     ------   ------

           Total cost of revenues .............................   60.9     62.0       63.1     62.6
                                                                ------   ------     ------   ------

Gross profit ..................................................   39.1     38.0       36.9     37.4
                                                                ------   ------     ------   ------

Other operating expenses
      Selling, general and administrative expenses .............  23.3     24.8       24.2     25.4
      Other depreciation and amortization ......................   4.5      3.9        4.5      3.9
      Write-down of assets held for sale .......................     -      6.9          -      3.5
      Branch closure and other related costs ...................     -        -        7.8        -
                                                                ------   ------     ------   ------

Income from operations .........................................  11.3      2.4        0.4      4.6
                                                                 ======   ======     ======   ======

     Second Quarter Ended June 30, 2001 Compared to Second Quarter Ended June 30, 2000 (in thousands)

     Revenues. Total revenues for the three months ended June 30, 2001 decreased 7.2% to $57,662 from $62,145 for the three months ended June 30, 2000. The decrease in revenue is primarily due to a $2,980 or 32.5% decrease in equipment sales during the three months ended June 30, 2001 compared with the three months ended June 30, 2000. The small decline in rental revenue was due primarily to branch closings during 2000 and 2001 and was partially offset by an increase in same store rental revenue which grew 4.5% for the second quarter of 2001 when compared to the same period of 2000.

(11)

     Gross Profit. Gross profit for the quarter ended June 30, 2001 decreased 4.5% to $22,554 or 39.1% of total revenues from $23,610 or 38.0% of total revenues for the quarter ended June 30, 2000. The decrease in gross profit is primarily attributable to the overall decline in revenues due to branch closings during 2000 and 2001. Gross profit margin increased 110 basis points to 39.1% for the quarter ended June 30, 2001 compared with 38.0% for the same period of 2000. Gross profit margin increased due to a change in revenue mix with high margin rental revenues compromising 82.7% of total revenues in the second quarter of 2001 compared with 78.1% of total revenues for the second quarter of 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2001 decreased 12.9% to $13,428 or 23.3% of total revenues from $15,410 or 24.8% of total revenues for the quarter ended June 30, 2000. The decrease in selling, general and administrative expenses is primarily attributable to branch closings during 2000 and 2001 and our continued effort to reduce costs.

     Other Depreciation and Amortization. Other depreciation and amortization expense for the quarter ended June 30, 2001 increased 7.0% to $2,624 or 4.5% of total revenues from $2,452 or 3.9% of total revenues for the quarter ended June 30, 2000. The increase is due to increased investments in non-rental equipment.

     Interest Expense. Interest expense for the quarter ended June 30, 2001 decreased 2.8% to $7,849 from $8,077 for the quarter ended June 30, 2000. The decrease is primarily attributable to repayments of indebtedness under our revolving credit facility (the "Credit Facility").

      Write-Down of Assets Held for Sale. Write-down of assets held for sale represents a pre-tax charge of $4,275 to write-down oil-related rental fleet assets to estimated fair value during the second quarter of 2000. No write-down of assets was recorded during the second quarter of 2001.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 (in thousands)

     Revenues. Total revenues for the six months ended June 30, 2001 decreased 3.6% to $116,857 from $121,261 for the six months ended June 30, 2000. The decrease in revenue is primarily due to a $3,288 or 15.3% decrease in equipment sales for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The small increase in rental revenue was due primarily to an increase in same store rental revenue for the six months ended June 31, 2001 which increased 5.2% when compared with the same period of 2000 and was partially offset by branch closings during 2000 and 2001.

     Gross Profit. Gross profit for the six months ended June 30, 2001 decreased 4.9% to $43,107 or 36.9% of total revenues from $45,341 or 37.4% of total revenues for the six months ended June 30, 2000. The decrease in gross profit is primarily due to our overall decline in revenue due to branch closings during 2000 and 2001 and a decrease in gross profit from parts and service revenue.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2001 decreased 8.2% to $28,231 or 24.2% of total revenues from $30,763 or 25.4% of total revenues for the six months ended June 30, 2000. The decrease in selling, general and administrative expenses is primarily attributable to branch closings during 2000 and 2001 and our continued effort to reduce costs.

(12)

     Other Depreciation and Amortization. Other depreciation and amortization expense for the six months ended June 30, 2001 increased 11.9% to $5,309 or 4.5% of total revenues from $4,743 or 3.9% of total revenues for the six months ended June 30, 2000. The increase is primarily attributable to increased investments in non-rental equipment.

      Interest Expense. Interest expense for the six months ended June 30, 2001 increased 3.3% to $16,117 from $15,609 for the six months ended June 30, 2000. The increase is primarily attributable to increased interest rates on the Credit Facility and was partially offset by the repayment of indebtedness under the Credit Facility.

     Write-Down of Assets Held for Sale. Write-down of assets held for sale represents a pre-tax charge of $4,275 to write-down oil-related rental fleet assets to estimated fair value during the second quarter of 2000. No write-down of assets was recorded during the six months ended June 30, 2001.

Liquidity and Capital Resources (in thousands)

      During the second quarter of 2001, we renegotiated the terms of the Credit Facility to modify certain financial covenants regarding the interest coverage ratio and leverage ratio we must maintain. In addition to modifying the covenants the total commitment of the lenders was reduced to $160,000 with additional incremental reductions over time until December 31, 2002 when the total commitment will be $120,000. We had $24,829 of availability under the Credit Facility at June 30, 2001.

     We expect our operations to continue to produce free cash flow during the remainder of 2001 and we intend to use all free cash flow to repay outstanding debt on the Credit Facility. We will continue to evaluate ways to refinance our existing total indebtedness in order to maximize our free cash flow and increase our profitability.

     For the six months ended June 30, 2001, net cash flows provided by operating activities was $12,269 compared to $39,949 for the six months ended June 30, 2000. This decrease is primarily attributable to an increased net loss and changes in working capital associated with our operations.

     Net cash used in investing activities for the six months ended June 30, 2001 was $1,050 as compared to $57,031 for the same period of the prior year. This decrease is primarily attributable to a decrease in the amount of purchases of equipment which was partially offset by a decline in used equipment sales.

      Net cash used in financing activities was $12,255 for the six months ended June 30, 2001, compared to net cash provided by financing activities of $17,827 for the same period in the prior year. The net change in cash from financing activities is primarily attributable to increased repayments of indebtedness under the Credit Facility.

(13) RISK FACTORS

      The following important factors, among others, could adversely impact our business, operating results, financial condition and cash flows. These factors could cause our actual results to differ materially from those projected in any forward-looking statements made in this Report on Form 10-Q or presented elsewhere by management from time to time.

We are dependent on additional capital for future growth

     Although we believe that we have sufficient funds for working capital, we may need to raise additional funds in the future if we need to respond to competitive pressures or decide to accelerate our growth rate by increasing our rental equipment fleet, opening more start-up locations or making additional acquisitions. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. We cannot assure you that we will be able to raise additional funds on terms acceptable to us, or at all. If we raise additional funds through the sale of equity or convertible debt securities, the ownership percentage of holders of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing on terms acceptable to us could materially and adversely effect our financial condition.

We have a substantial amount of debt

     As of June 30, 2001, we had total indebtedness of approximately $334.1 million. The degree to which Neff is leveraged could have important consequences to holders of our securities including, but not limited to:

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

(14) The terms of our current indebtedness restrict our operations

     Our ability to finance future acquisitions, start-ups and internal growth is limited by the covenants contained in the Credit Facility and in the indentures governing $200 million in subordinated debt securities that we issued and sold in 1998. These covenants restrict our ability, among other things to:

  dispose of assets;
  engage in mergers or consolidations;
  incur debt;
  pay dividends;
  repurchase our capital stock;
  create liens on our assets;
  make capital expenditures;
  make investments or acquisitions; and
  engage in transactions with our affiliates.

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

     Our ability to comply with the restrictive covenants in our Credit Facility and the indentures may be affected by events that are beyond our control. The breach of any of these covenants could result in a default under the Credit Facility or the indentures. In the event of a default under the Credit Facility, our lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the indentures, the trustee under each indenture or the holders of our senior subordinated notes may declare the principal of and accrued interest on the notes to be due and payable. We cannot assure you that we would be able to repay all amounts due under the Credit Facility or the indentures in the event these amounts are declared due upon a breach of the Credit Facility or the indentures.

Our quarterly and annual operating results may fluctuate and the price of our common stock may change in response to those fluctuations

     Our quarterly and annual revenues and operating results have varied in the past and may continue to fluctuate in the future depending on factors such as:

  general economic conditions in our markets;
  changes in our, and our competitors' pricing;
  the timing of start-up locations and acquisitions and related costs;
  the effectiveness of efforts to integrate start-up locations and acquired businesses with existing operations;
  rental patterns of our customers; and
  increased competition.

(15)

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

We face intense competition. If we are unable to compete successfully, we will lose market share and our business will suffer

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

We depend on our senior management

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

  difficulty in combining the operations or work force of an acquired business;
  potential loss of key personnel of an acquired business;
  disruptions of our on-going business;
  difficulty in maintaining uniform standards, controls, procedures and policies;
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

(16) We may incur substantial costs in order to comply with environmental and safety regulations

     We are subject to certain federal, state and local laws and regulations relating to environmental protection and occupational health and safety, including those governing:

  wastewater discharges;
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

We may be liable for claims that our insurance will not cover

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

The market price for our common stock may fluctuate widely

     The trading price for our common stock has been and may continue to be highly volatile. The market price of our common stock could fluctuate substantially due to factors, many of which are beyond our control, such as:

  actual or anticipated variations in our quarterly results of operations;
  additions or departures of key personnel;
  announcements of acquisitions, new products or new services by us or our competitors;
  changes in earnings estimates or recommendations by securities analysts;
  changes in business or regulatory conditions affecting us;
  changes in the market valuations of other equipment rental companies;
  trading of our common stock; and
  general market conditions.

(17) Our principal stockholders have substantial control over our affairs

      The Mas family, Jorge Mas, our Chairman, his brothers, Juan Carlos Mas and Jose Ramon Mas, who are also members of our board of directors, and Santos Fund I, L.P. ("Santos"), a limited partnership controlled by the Mas family, acting together has the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Future sales of our common stock may adversely affect our common stock price

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

ITEM 3.              MARKET RISK

     Market risks relating to changes in interest rates were reported in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no material change in these market risks since the end of the fiscal year 2000.

(18) PART II.                OTHER INFORMATION

ITEM 6.                 EXHIBITS

Exhibit                     Description
---------                     -----------

10.1                         Form of letter agreement extending the term of senior management employment agreements.

(19)

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

                                                                                                             NEFF CORP.
                                                                                                             Registrant

Date: August 14, 2001                                                                       /s/Mark H. Irion
                                                                                                             ----------------------
                                                                                                             MARK H. IRION
                                                                                                             Chief Financial Officer
                                                                                                             On behalf of the registrant and as
                                                                                                             Principal Financial and Accounting Officer

(20) EXHIBIT 10.1
-------------------

Dear ________:

     I am pleased to inform you that, subject to the terms and conditions of this letter, the Board of Directors of Neff Corp. (the "Company") has decided to:

  increase your base salary to $________ per year, effective as of ______; and
  grant you an option to purchase _____ shares of the Class A Common Stock of the Company (the "Option").

The Option will be granted to you under the terms and conditions of the Company's 1999 Stock Incentive Plan and will have an exercise price equal to the fair market value of the Company's Class A Common Stock on the date of grant, which we expect will be on or about _____________. The Option will have a ten year term and will vest in ___ equal annual installments.

     You and the Company are currently parties to an Employment Agreement dated as of ______. The Employment Agreement has an initial term of three (3) years. After the initial three year term expires, the Employment Agreement is automatically extended for additional one (1) year periods, unless you or the Company give at least six (6) months' written notice to the other party that you do not wish to extend the term of the Employment Agreement. The initial term of your Employment Agreement will expire on ___________. If you do not wish to extend the term of your Employment Agreement for another year, you must give the Company written notice on or before _________.

     As a condition to the salary increase and option grant described above, the Company would like you to agree that you will not give written notice on or before ________ that you do not want to extend your Employment Agreement for another year. In other words, the Company is asking you to agree that after the initial three (3) year term of your Employment Agreement expires on ________, your Employment Agreement will automatically extend for another one year period.

     In addition to the salary increase and the Option, in return for your agreement to allow the term of your Employment Agreement to automatically extend for another year, the Company will also agree not to give you written notice on or before _______ that the Company does not want to extend your Employment Agreement for another year. In other words, if you sign and return this letter to the Company, the Company agrees that after the initial three (3) year term of your Employment Agreement expires on ________, your Employment Agreement will automatically extend for another one year period.

     The Company is also asking you to agree that following the automatic one (1) year extension of the term of your Employment Agreement, which one (1) year extension will end on ________, the term of your Employment Agreement will be automatically extended for additional one (1) year periods unless you or the Company give at least ninety (90) days' written notice to the other party that you do not wish to extend the term of the Employment Agreement.

     Except as described in this letter, all of the provisions of your Employment Agreement will remain the same. This letter shall be governed by and construed and enforced in accordance with the laws of the State of Florida, without giving effect to the conflict of law principles thereof.

(21)

      If you want to accept the salary increase and Option, and agree that:

  after the initial three (3) year term of your Employment Agreement expires on ________, your Employment Agreement will automatically extend for another one (1) year period; and

  following this one (1) year extension of your Employment Agreement, your Employment Agreement will be automatically extended for additional one (1) year periods unless you or the Company give at least ninety (90) days' written notice to the other party that you do not wish to extend your Employment Agreement, you must sign and date both copies of this letter and return one copy to the Company by ________, 2001. You should keep the other signed copy of this letter for your records.

                                                                                                            Sincerely,

                                                                                                            Peter Gladis
                                                                                                            President and
                                                                                                            Chief Executive Officer

Accepted and agreed, this __ day of ______, 2001

-----------------------------------------
Name:
Title:

(22)