Form 10-Q
period 2001-09-30
NEFF CORP
filed 2001-11-13
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at November 1, 2001.

Neff Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter and Period ended
September 30, 2001

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2001 and December 31,
2000 (unaudited)..............................................................................................................	3
Condensed Consolidated Statements of Operations for the three months ended
September 30, 2001 and 2000 (unaudited).....................................................................	4
Condensed Consolidated Statements of Operations for the nine months ended
September 30, 2001 and 2000 (unaudited).....................................................................	5
Condensed Consolidated Statements of Cash Flows for the nine months
Ended September 30, 2001 and 2000 (unaudited)...........................................................	6
Notes to Condensed Consolidated Financial Statements (unaudited)..............................	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.........................................................................................................................	9
Item 3. Market Risk.......................................................................................................................	17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings..............................................................................................................	18
Item 2. Changes in Securities and Use of Proceeds........................................................................	18
Item 3. Defaults upon Senior Securities........................................................................................	18
Item 4. Submission of Matters to a Vote of Security Holders......................................................	18
Item 5. Other Information..............................................................................................................	18
Item 6. Exhibits and Reports on Form 8-K...................................................................................	18
SIGNATURE ..............................................................................................................................................	19

(2)

PART I.               FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

                                                                  September 30,   December 31,
                                                                      2001           2000
                                                                    ---------      ---------
                          ASSETS
 Cash and cash equivalents........................................  $   1,987     $   3,102
 Accounts receivable, net of allowance for doubtful accounts of
        $4,028 in 2001 and $3,323 in 2000.........................     33,577        42,341
 Inventories......................................................      2,461         2,783
 Rental equipment, net............................................    279,220       306,265
 Property and equipment, net......................................     22,469        26,401
 Goodwill, net....................................................     83,953        85,696
 Prepaid expenses and other assets................................      8,246         8,379
                                                                    ---------     ---------
      Total assets................................................  $ 431,913     $ 474,967
                                                                    =========     =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
      Accounts payable............................................  $   9,920     $  18,029
      Accrued expenses............................................     36,282        24,780
      Credit facility.............................................    119,933       147,121
      Senior subordinated notes...................................    198,882       198,818
      Capitalized lease obligations...............................         84           456
                                                                    ---------     ---------
      Total liabilities...........................................    365,101       389,204
                                                                    ---------     ---------
 Commitments and contingencies

Stockholders' equity

      Class A Common Stock, $.01 par value; 100,000 shares
           authorized;  16,065 shares issued and outstanding......        161           161
      Class B Special Common Stock, $.01 par value, liquidation
           preference $11.67; 20,000 shares authorized; 5,100
           shares issued and outstanding..........................         51            51
        Additional paid-in capital................................    127,759       127,759
        Accumulated deficit.......................................    (61,159)      (42,208)
                                                                    ---------     ---------
       Total stockholders' equity.................................     66,812        85,763
                                                                     --------     ---------
       Total liabilities and stockholders' equity.................  $ 431,913     $ 474,967
                                                                    =========     =========
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                        2001              2000
                                                      --------          --------
 Revenues
      Rental revenue.................................$  48,276         $  52,618
      Equipment sales................................    4,715            15,895
      Parts and service..............................    3,657             4,461
                                                      --------          --------
           Total revenues............................   56,648            72,974
                                                      --------          --------
 Cost of revenues
      Cost of equipment sold.........................    4,055            13,867
      Depreciation of rental equipment...............   10,993            11,515
      Maintenance of rental equipment................   17,176            15,901
      Cost of parts and service......................    2,358             2,906
                                                      --------          --------
           Total cost of revenues....................   34,582            44,189
                                                      --------          --------
 Gross profit........................................   22,066            28,785
                                                      --------          --------
 Other operating expenses
      Selling, general and administrative expenses...   13,928            15,034
      Other depreciation and amortization............    2,461             2,561
                                                      --------          --------
           Total other operating expenses............   16,389            17,595
                                                      --------          --------
 Income from operations..............................    5,677            11,190
                                                      --------          --------
 Other expenses
      Interest expense...............................    7,612             8,948
      Amortization of debt issue costs...............      486               333
                                                      --------          --------
           Total other expenses......................    8,098             9,281
                                                      --------          --------
 Income (loss) before income taxes...................   (2,421)            1,909
 Provision for income taxes..........................        -              (781)
                                                      --------          --------
 Net income (loss)...................................$  (2,421)        $   1,128
                                                      ========          ========
 Basic and diluted income (loss) per common share....$   (0.11)        $    0.05
                                                      ========          ========
 Weighted average common shares outstanding:
      Basic..........................................   21,165            21,165
                                                      ========          ========
      Diluted........................................   21,165            21,423
                                                      ========          ========
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                             For the Nine Months Ended
                                                                    September 30,
                                                             ------------------------
                                                               2001             2000
                                                             --------        --------
 Revenues
      Rental revenue...................................... $  139,599       $ 143,893
      Equipment sales.....................................     22,887          37,355
      Parts and service...................................     11,019          12,987
                                                             --------        --------
           Total revenues.................................    173,505         194,235
                                                             --------        --------
 Cost of revenues
      Cost of equipment sold..............................     19,171          31,713
      Depreciation of rental equipment....................     32,915          33,355
      Maintenance of rental equipment.....................     48,962          47,084
      Cost of parts and service...........................      7,284           7,957
                                                             --------        --------
           Total cost of revenues.........................    108,332         120,109
                                                             --------        --------
 Gross profit.............................................     65,173          74,126
                                                             --------        --------
 Other operating expenses
      Selling, general and administrative expenses........     42,159          45,800
      Other depreciation and amortization.................      7,770           7,304
      Write-down  of assets held for sale.................          -           4,272
      Branch closure and other related costs..............      9,128               -
                                                             --------        --------
           Total other operating expenses.................     59,057          57,376
                                                             --------        --------
 Income from operations...................................      6,116          16,750
                                                             --------        --------

 Other expenses
      Interest expense....................................     23,729          24,557
      Amortization of debt issue costs....................      1,338             970
                                                             --------        --------
           Total other expenses...........................     25,067          25,527
                                                             --------        --------
 Loss before income taxes.................................    (18,951)         (8,777)
 Benefit from income taxes................................          -           3,590
                                                             --------        --------
 Net loss................................................. $  (18,951)      $  (5,187)
                                                             ========        ========
 Basic and diluted loss per common share.................. $    (0.90)      $   (0.25)
                                                             ========        ========
 Weighted average common shares outstanding:
      Basic and diluted ..................................     21,165          21,165
                                                             ========        ========
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                      For the Nine Months Ended
                                                                             September 30,
                                                                      -------------------------
                                                                        2001            2000
                                                                      --------        --------
 Cash Flows from Operating Activities
   Net loss.........................................................$  (18,951)      $  (5,187)
   Adjustments to reconcile net loss to net cash provided by
   operating activities.............................................    47,367          40,757
                                                                      --------        --------
      Net cash provided by operating activities.....................    28,416          35,570
                                                                      --------        --------
 Cash Flows from Investing Activities
   Purchases of equipment...........................................   (24,719)        (97,489)
   Proceeds from equipment sales....................................    22,887          37,355
   Purchases of property and equipment..............................      (139)         (7,623)
   Collection of receivable from sale of subsidiary.................         -          12,500
                                                                      --------        --------
      Net cash used in investing activities.........................    (1,971)        (55,257)
                                                                      --------        --------
 Cash Flows from Financing Activities
   Net borrowings (repayments) under Credit Facility ...............   (27,188)         19,853
   Net repayments under capitalized lease obligations...............      (372)           (156)
                                                                      --------        --------
      Net cash provided by (used in) financing activities...........   (27,560)         19,697
                                                                      --------        --------
   Net increase (decrease) in cash and cash equivalents.............    (1,115)             10
   Cash and cash equivalents, beginning of period...................     3,102           3,374
                                                                      --------        --------
   Cash and cash equivalents, end of period.........................$    1,987       $   3,384
                                                                      ========        ========
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(6)

NEFF CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2001
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by Neff Corp. and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months and the nine months ended September 30, 2001 and 2000, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 appearing in Neff Corp.‘s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results which may be reported for the year ending December 31, 2001.

     The unaudited interim condensed consolidated financial statements include the accounts of Neff Corp. and its subsidiaries (the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (“SFAS 140”). This standard revises the principles for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 142 will be effective for the Company’s fiscal year 2002. The Company is in the process of evaluating the effect the adoption of these standards will have on its financial statements.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002; however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS 143 on its financial statements.

(7)

     In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 on its financial statements.

NOTE 2 - RECLASSIFICATIONS

     Certain amounts for the prior year have been reclassified to conform with the current year presentation.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                For the
                                                           Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                          2001            2000
                                                        --------        --------
                                                              (in thousands)

       Cash paid for interest.......................... $ 21,032        $ 18,289
                                                        ========        ========
       Cash paid for taxes............................. $      -        $      -
                                                        ========        ========
NOTE 4 - EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net income (loss) and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                              For the               For the
                                                         Three Months Ended     Nine Months Ended
                                                             September 30,        September 30,
                                                         ------------------    ------------------
                                                           2001      2000       2001       2000
                                                         -------    -------    -------    -------
 Net income (loss)...................................... $(2,421)   $ 1,128   $(18,951)  $ (5,187)
                                                         =======    =======    =======    =======
 Number of shares:
   Weighted average common shares outstanding - basic...  21,165     21,165     21,165     21,165
   Employee stock options...............................       - (1)    258          - (1)      - (1)
                                                         -------    -------    -------    -------
   Weighted average common shares - diluted.............  21,165     21,423     21,165     21,165
                                                         =======    =======    =======    =======
 Net income (loss) per common share - basic and diluted. $ (0.11)   $  0.05   $  (0.90)  $  (0.25)
                                                         =======    =======    =======    =======
---------------
(1)      Effects of employee stock options for the three months ended September 30, 2001 and nine months ended September 30, 2001 and 2000 were not included as they were anti-dilutive.

(8)

NOTE 5 - DEBT

     During the second quarter of 2001, the Company renegotiated the terms of its revolving credit facility (the "Credit Facility") to modify certain financial covenants regarding the interest coverage ratio and leverage ratio the Company must maintain. In addition to modifying these covenants the total commitment of the lenders under the Credit Facility was reduced to $160.0 million with additional incremental reductions over time until December 31, 2002 when the total commitment will be $120.0 million. The Company had $35.1 million of availability under the Credit Facility at September 30, 2001. The Company was in compliance with all its debt covenants at September 30, 2001.

NOTE 6 - BRANCH CLOSURE AND OTHER RELATED COSTS

     On March 21, 2001, the Company adopted a plan to close nine of its branches. Management expects all of the nine branches will be closed by March 31, 2002. During the first quarter of 2001, the Company recognized a charge of $9.1 million associated with these branch closings that included the write-off of $4.7 million of goodwill associated with two acquisitions that will be closed entirely, a charge of $2.3 million to write-down certain equipment held for sale at those branches to the estimated auction value of the equipment, employee termination benefits of $0.2 million and other related branch closure costs of $1.9 million. The employee termination benefits will be paid to approximately 75 administrative, sales and maintenance employees that will be terminated in connection with the branch closings.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2000 and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Overview

     Neff Corp. is one of the largest equipment rental companies in the United States. As of September 30, 2001, Neff operated 75 locations in 16 states compared with 84 locations in 17 states at September 30, 2000.

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

     During the first quarter of 2001, we completed a thorough review of our branch network, with the goal of realizing additional margin improvements by either closing or consolidating underperforming branches. We adopted a plan to close nine branches on March 21, 2001. In connection with the adoption of the plan, we recognized a charge of $9.1 million for costs associated with the branch closings during the first quarter of 2001. The charge of $9.1 million included a write-off of $4.7 million of goodwill associated with two acquisitions that will be closed entirely, a charge of $2.3 million to write-down certain equipment held for sale at those branches to the estimated auction value of the equipment, employee termination benefits of $0.2 million and other related branch closure costs of $1.9 million. Cash expenditures associated with the branch closures and other related costs are not expected to exceed $1.2 million. We anticipate that the nine branches will be closed by March 31, 2002.

     During the third quarter of 2000, the Company recorded a pre-tax charge of $4.3 million to write-down oil-related rental assets held for sale to their estimated fair value.

Events of September 11, 2001

     The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy. Like most businesses, our results of operations can be effected by general economic, political and public safety conditions that impact consumer and business confidence and spending. Although we cannot fully assess the direct and indirect impact of the September 11 terrorist attacks on our business at this date, it appears that our rental revenue from our branches has not been adversely affected. While we believe that rental activity at most of our branches will continue at pre-September 11 levels, it is not possible to accurately predict rental sales volumes in light of the current volatile operating environment. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.

(10)

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

                                                      For the Three Months      For the Nine Months
                                                      Ended September 30,       Ended September 30,
                                                      -------------------       -------------------
                                                        2001       2000           2001       2000
                                                      --------   --------       --------   --------
                                                          %          %              %          %
                                                      --------   --------       --------   --------
Revenues
      Rental revenue................................     85.2       72.1           80.5       74.1
      Equipment sales...............................      8.3       21.8           13.2       19.2
      Parts and service.............................      6.5        6.1            6.3        6.7
                                                     --------   --------       --------   --------
           Total revenues...........................    100.0      100.0          100.0      100.0
                                                     --------   --------       --------   --------
Cost of revenues
      Cost of equipment sold........................      7.2       19.0           11.0       16.3
      Depreciation of rental equipment..............     19.4       15.8           19.0       17.2
      Maintenance of rental equipment...............     30.3       21.8           28.2       24.2
      Cost of parts and service.....................      4.1        4.0            4.2        4.1
                                                     --------   --------       --------   --------
           Total cost of revenues...................     61.0       60.6           62.4       61.8
                                                     --------   --------       --------   --------
Gross profit........................................     39.0       39.4           37.6       38.2
                                                     --------   --------       --------   --------
Other operating expenses
      Selling, general and administrative expenses..     24.6       20.6           24.3       23.6
      Other depreciation and amortization...........      4.4        3.5            4.5        3.8
      Write-down of assets held for sale............        -          -              -        2.2
      Branch closure and other related costs........        -          -            5.3          -
                                                     --------   --------       --------   --------
Income from operations..............................     10.0       15.3            3.5        8.6
                                                     ========   ========       ========   ========
Third quarter Ended September 30, 2001 Compared to Third quarter Ended September 30, 2000 (in thousands, except per cent data)

     Revenues. Total revenues for the three months ended September 30, 2001 decreased by $16,326 or 22.4% to $56,648 from $72,974 for the three months ended September 30, 2000. The decrease in revenue is primarily due to a $11,180 or 70.3% decrease in equipment sales during the three months ended September 30, 2001 compared with the three months ended September 30, 2000. The decline in equipment sales was due to the Company's decision to sell less used equipment in order to decrease the amount of new equipment purchases. The decrease in total revenues is also attributable to a $4,342 or 8.3% decrease in rental revenue resulting primarily from branch closings during 2001 and 2000 and a decrease in same store rental revenue of 3.4% for the third quarter of 2001 when compared to the same period of 2000.

     Gross Profit. Gross profit for the quarter ended September 30, 2001 decreased 23.3% to $22,066 or 39.0% of total revenues from $28,785 or 39.4% of total revenues for the quarter ended September 30, 2000. The decrease in gross profit is primarily attributable to the decreases in equipment sales and declines in rental revenues.

(11)

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased 7.4% to $13,928 or 24.6% of total revenues from $15,034 or 20.6% of total revenues for the quarter ended September 30, 2000. The decrease in selling, general and administrative expenses is primarily attributable to branch closings during 2001 and 2000 and our continued effort to reduce costs.

     Interest Expense. Interest expense for the quarter ended September 30, 2001 decreased 14.9% to $7,612 from $8,948 for the quarter ended September 30, 2000. The decrease is primarily attributable to repayments of indebtedness under our revolving credit facility (the "Credit Facility").

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000 (in thousands, except per cent data)

     Revenues. Total revenues for the nine months ended September 30, 2001 decreased 10.7% to $173,505 from $194,235 for the nine months ended September 30, 2000. The decrease in revenue is primarily due to a $14,468 or 38.7% decrease in equipment sales for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The decline in equipment sales was due to the Company's decision to sell less used equipment in order to decrease the amount of new equipment purchases. The decrease in total revenue was also attributable to a $4,294 or 3.0% decrease in rental revenue resulting primarily from branch closings during 2000 and 2001 and was partially offset by an increase in same store rental revenue for the nine months ended September 30, 2001 of 1.5% when compared with the same period of 2000.

     Gross Profit. Gross profit for the nine months ended September 30, 2001 decreased 12.1% to $65,173 or 37.6% of total revenues from $74,126 or 38.2% of total revenues for the nine months ended September 30, 2000. The decrease in gross profit is primarily due to our overall decline in revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased 7.9% to $42,159 or 24.3% of total revenues from $45,800 or 23.6% of total revenues for the nine months ended September 30, 2000. The decrease in selling, general and administrative expenses is primarily attributable to branch closings during 2000 and 2001 and our continued effort to reduce costs.

     Interest Expense. Interest expense for the nine months ended September 30, 2001 decreased 3.4% to $23,729 from $24,557 for the nine months ended September 30, 2000. The decrease is primarily attributable to repayment of indebtedness under the Credit Facility.

Liquidity and Capital Resources (in thousands)

     During the second quarter of 2001, we renegotiated the terms of the Credit Facility to modify certain financial covenants regarding the interest coverage ratio and leverage ratio we must maintain. In addition to modifying these covenants the total commitment of the lenders was reduced to $160,000 with additional scheduled incremental reductions over time until December 31, 2002 when the total commitment will be $120,000. The total commitment at September 30, 2001 was $155,000 and we had $35,067 of availability under the Credit Facility at September 30, 2001.

     We expect our operations to continue to produce free cash flow during the remainder of 2001 and we intend to use all free cash flow to repay outstanding debt under the Credit Facility. We will continue to evaluate ways to refinance our existing total indebtedness in order to maximize our free cash flow and increase our profitability.

     For the nine months ended September 30, 2001, net cash flows provided by operating activities was $28,416 compared to $35,570 for the nine months ended September 30, 2000. This decrease is primarily attributable to an increased net loss and changes in working capital associated with our operations.

     Net cash used in investing activities for the nine months ended September 30, 2001 was $1,971 as compared to $55,257 for the same period of the prior year. This decrease is primarily attributable to a decrease in the amount of purchases of equipment which was partially offset by a decline in used equipment sales.

     Net cash used in financing activities was $27,560 for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $19,697 for the same period in the prior year. The net change in cash from financing activities is primarily attributable to increased repayments of indebtedness under the Credit Facility.

(12)

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

We have a substantial amount of debt

     As of September 30, 2001, we had total indebtedness of approximately $318.9 million. The degree to which Neff is leveraged could have important consequences to holders of our securities including, but not limited to:

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

(13)

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

(14)

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

Any acquisitions we make could disrupt our business, increase our expenses and adversely affect our financial condition or operations

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

(15)

     We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our securities, or a combination of cash and securities. Additional equity or convertible debt securities issued in connection with future acquisitions could result in dilution of our stockholders' equity interest. Fluctuations in our stock price may make acquisitions more expensive or prevent us from being able to complete acquisitions on terms that are acceptable to us.

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

(16)

Our principal stockholders have substantial control over our affairs

     The Mas family, Jorge Mas, our Chairman, his brothers, Juan Carlos Mas and Jose Ramon Mas, who are also members of our board of directors, and Santos Fund I, L.P. ("Santos"), a limited partnership controlled by the Mas family, acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Events of September 11, 2001

     The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy. Like most businesses, our results of operations can be effected by general economic, political and public safety conditions that impact consumer and business confidence and spending. Although we cannot fully assess the direct and indirect impact of the September 11 terrorist attacks on our business at this date, it appears that our rental revenue from our branches has not been adversely affected. While we believe that rental activity at most of our branches will continue at pre-September 11 levels, it is not possible to accurately predict rental sales volumes in light of the current volatile operating environment. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and revenues in the short or long term in ways that cannot presently be predicted.

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

ITEM 3.        MARKET RISK

     Market risks relating to changes in interest rates were reported in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no material change in these market risks since the end of our fiscal year 2000.

(17)

PART II.        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Not Applicable

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS
Not Applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5.        OTHER INFORMATION
Not Applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
(a)        None
(b)        The Company did not file any Current Reports on Form 8-K for the quarter period September 30, 2001.

(18)

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                             NEFF CORP.
                                                                                                             Registrant

Date: November 13, 2001                                                                       /s/Mark H. Irion
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

(19)