Form 10-K
period 2001-12-31
NEFF CORP
filed 2002-03-29
CIK 1057725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001           Commission File Number: 001-14145

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

Title of each class
Class A Common Stock par value $.01 per share

Name of each exchange on which registered
NONE

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

None

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.7 million. As of March 1, 2002, there were 16,065,350 shares of the registrant’s Class A Common Stock outstanding.

Documents incorporated by reference:

Portions of the Company’s Proxy Statement in connection with its Annual Meeting to be held on June 7, 2002 (the “2002 Proxy Statement”). Specifically, the sections in the 2002 Proxy Statement entitled “Ownership of Shares of Certain Beneficial Owners,” “Certain Relationships and Related Transactions,” “Executive and Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” are incorporated by reference into Part III of this Report.

====================================================================================================================

Part I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        The matters discussed in this Annual Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Statements in Item 1, Business, and Item 7, Management’s Discussion and Analysis of Operations and Financial Condition, of this Annual Report, together with other statements beginning with such words as “believes”, “intends”, “plans”, “expects” and similar expressions include forward-looking statements that are based on management’s expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause our future results to differ materially from those in the forward-looking statements are described in this Annual Report under the section “Risk Factors” and include, but are not limited to our dependence on additional capital for future growth, the high degree to which we are leveraged, the restrictions on our operations imposed by our debt instruments, competition in our industry, and general economic conditions.

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

ITEM 1.          BUSINESS

General

        Neff Corp. (“Neff” or the “Company”) is one of the largest equipment rental companies in the United States, with 74 rental locations in 16 states as of March 1, 2002. We rent a wide variety of equipment, including backhoes, air compressors, loaders, lifts and compaction equipment, to construction, governmental and industrial customers. In addition, we sell new and used equipment, spare parts and merchandise and provide ongoing repair and maintenance services.

        According to industry sources, the equipment rental industry grew from approximately $600 million in revenues in 1982 to over $25 billion in 2001. This growth has been driven primarily by construction and industrial companies, and other equipment users such as governmental entities, that have increasingly outsourced equipment needs to reduce capital investment in non-core assets, convert costs from fixed to variable, lower storage and maintenance costs and access a broad selection of equipment, including the latest technology. The equipment rental industry is highly fragmented, with an estimated 18,000 equipment rental companies in the United States. Relative to smaller competitors, we have several advantages, including increased purchasing power, larger inventories to service larger accounts and the ability to transfer equipment among our rental locations in response to changing patterns of customer demand.

Competitive Strengths

        We believe that we have several competitive strengths that provide us with the opportunity for increased profitability.

        Strong Market Position. Neff is one of the largest construction and industrial equipment rental companies in the United States, and is a leading competitor with a significant presence in the Southeast and Gulf Coast regions. We operate 74 rental locations in 16 states, including Florida, Georgia, South Carolina, North Carolina, Tennessee, Louisiana, Texas, Oklahoma, Arizona, Nevada, Utah, California, Oregon, Washington, Virginia and Colorado. From December 31, 1995 to December 31, 2001, we increased our equipment rental locations from 8 to 74 and expanded our rental fleet from $62 million to $434 million based on original cost. We believe our size gives us an advantage over our smaller competitors, while our geographic diversity helps insulate us from regional economic downturns.

         High Quality Rental Fleet. We believe our rental fleet is one of the newest, most comprehensive and well-maintained rental fleets in the equipment rental industry. As of December 31, 2001, the average age of our rental fleet was approximately 34 months. We make ongoing capital investment in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. We believe this maintenance program increases fleet utilization, extends the useful life of equipment and produces higher resale values. We expect to reduce our sales of used equipment during 2002 to reduce our capital expenditures which should result in an average rental fleet age of 39-42 months at December 31, 2002.

        Excellent Customer Service. We differentiate ourselves from our competitors by providing high quality, responsive service to our customers. Service initiatives include (1) reliable on-time equipment delivery directly to our customers’ job sites; (2) on-site repairs and maintenance of rental equipment by factory trained mechanics, generally available 24 hours a day, seven days a week; and (3) ongoing training of an experienced sales force to consult with customers regarding their equipment needs.

        State-of-the-Art Management Information System. We have developed a customized, state-of-the-art management information system. We use this system to maximize fleet utilization and determine the optimal fleet composition by market. The system links all of our rental locations and allows management to track customer and sales information, as well as the location, rental status and maintenance history of every piece of equipment in the rental fleet. Rental location managers can search our entire rental fleet for needed equipment, quickly determine the closest location of such equipment, and arrange for delivery to the customer’s work site, maximizing equipment utilization.

        Experienced Management Team. Since 1995, we have significantly increased the quality and depth of our management team. Our senior management team has extensive experience in the equipment rental industry and our regional management has, on average, 23 years of experience and substantial knowledge of the local markets served within their regions.

Business Strategy

        Our objective is to increase revenues, cash flow and profitability by building and maintaining a leading market position in the equipment rental industry. Key elements of our business strategy include:

        Improve Utilization of Fleet. We will continue our efforts to improve the utilization of our rental fleet by carefully managing inventory levels at all locations. We carefully weigh the benefits of each new investment in rental fleet against the returns expected from that investment at our locations. In addition, we will continue to adjust the selection of equipment available at each location in order to provide product lines that are tailored to most efficiently meet the demands of our customers.

        Reduce Outstanding Debt. We intend to use all available free cash flow from operations to pay down outstanding debt on our credit facility during 2002. By reducing our outstanding debt, we hope to decrease leverage, reduce interest expense and increase profitability.

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

        Equipment Rentals. We are one of the largest equipment rental companies in the United States, with 74 rental locations in 16 states. Our rental fleet is comprised of a complete line of light and heavy construction and industrial equipment from a wide variety of manufacturers, including John Deere, Case, Bomag, Bosch, Sullivan Industries, Ingersoll-Rand, Gradall, Lull, JLG, Bobcat, MultiQuip, Volvo and Wacker.

        Major categories of equipment represented the following percentages (based on original cost) of our total rental fleet as of December 31, 2001:

                                              Percentage of Total Rental Fleet
           Major Equipment Category               (based on original cost)
           ------------------------           ---------------------------------

Earthmoving...................................               42.3%
Material Handling.............................               19.4
Aerial........................................               14.8
Trucks........................................                9.5
Compaction....................................                5.1
Compressors...................................                3.8
Welders.......................................                1.3
Generators....................................                1.2
Lighting......................................                0.8
Pumps.........................................                0.8
Other.........................................                1.0

        We attempt to differentiate ourselves from our competitors by providing a broad selection of well-maintained rental equipment, and through high-quality, responsive service to our customers. As of December 31, 2001, our equipment rental fleet had an original cost of approximately $434 million and an average age of 34 months, which management believes compares favorably with other leading equipment rental companies. We make ongoing capital investments in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. This program increases fleet utilization, extends the useful life of equipment and produces higher resale values.

        In addition to providing a new and reliable rental fleet, management believes providing high quality customer service is essential to our future success. The equipment rental business is a service industry requiring quick response times to satisfy customers’ needs. Though some activity is arranged with lead-time, much of the rental initiation process takes place within a 48-hour period. Consequently, equipment availability, branch location and transportation capabilities play a major role in earning repeat business. Rental customers prefer a quick selection process and seek efficient communication when ordering equipment. Punctuality and reliability are key components of the servicing process, as well as maintenance performance, timely equipment removal at the end of the rental period and simplified billing.

Our service initiatives include:

  reliable on-time equipment delivery directly to customers' job sites;

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

Management Information System

        We have developed a state-of-the-art, customized management information system that is capable of monitoring our operations on a real-time basis. We currently employ five management information system employees who continually update and refine the system. This system links all of our rental locations and allows management to track customer and sales information, as well as the location, rental status and maintenance history of every piece of equipment in the rental fleet. We use this system to maximize fleet utilization and determine the optimal fleet composition by geographic market.

        Using this system, branch managers can search our entire rental fleet for needed equipment, quickly determine the closest location of such equipment and arrange for delivery to the customer’s work site. This practice helps diminish “lost rents,” improves utilization and makes equipment available in markets where it can earn increased revenues. Our communications system can handle multiple protocols and allows the integration of systems running on different platforms.

Customers

        Our customers include commercial, industrial and civil construction contractors, manufacturers, public utilities, municipalities, golf courses, shipyards, commercial farmers, military bases, offshore platform operators and maintenance contractors, refineries and petrochemical facilities and a variety of other industrial businesses and governmental entities.

        During 2001 we served over 27,906 customers. Our top 10 customers represented 4.1% of our total revenues in 2001. Our rental equipment customers vary in size from large Fortune 500 companies who have elected to outsource much of their equipment needs to small construction contractors, subcontractors, and machine operators whose equipment needs are job-based and not easily measured in advance. Our new and used equipment sales customers are generally large construction contractors who regularly purchase wholesale equipment and annually budget for their fleet maintenance purchases.

        We do not currently provide our own purchase financing to customers. We rent equipment, sell parts, and provide repair services on account to customers who are successfully screened through our credit application process. Customers can finance purchases of large equipment with a variety of creditors, including manufacturers, banks, finance companies and other financial institutions.

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

Purchasing

        We purchase equipment from vendors with reputations for product quality and reliability. Our Vice President of Asset Management and Procurement directs fleet purchasing, asset utilization and fleet maintenance for our rental fleet. We believe the quantity of equipment we purchase enables us to purchase equipment directly from vendors at lower prices and on more favorable terms than many of our smaller competitors. We seek to maintain close relationships with our vendors to ensure the timely delivery of new equipment. We do not rely on any one vendor exclusively for a particular type of equipment, and we believe that we have sufficient alternative sources of supply for the equipment we purchase, in each of our principal product categories.

        The following table summarizes our principal categories of equipment and specifies our major suppliers of such equipment:

Product Category                                    Primary Vendors
-------------------                                -----------------
Air Compressors and Equipment............. Ingersoll-Rand, Sullivan and Sullair
Earthmoving Equipment (such as
  Backhoes, Loaders, Dozers, Excavators
  and Material Handling Equipment)........ John Deere, Case, JCB, Kobelco, Volvo and Bobcat
Compaction Equipment, Rollers
  and Recyclers   ........................ Bomag, Wacker, MultiQuip and Rammax
Pumps..................................... MultiQuip, Wacker and Thompson
Generators................................ MultiQuip, Wacker and Yamaha
Welders................................... Miller and Lincoln
Electric Tools............................ Bosch, Dewalt and Milwaukee
Light Towers.............................. Specialty Lighting, Coleman and
                                                 Ingersoll - Rand
Forklifts................................. Lull, Gradall, Toyota and Clark
Trucking.................................. International, Ford and GMC
Aerial.................................... JLG, Genie Industries, and Snorkel
Concrete.................................. Partner, Edco, Whiteman, Miller,
                                                 MultiQuip, Wacker and Stone
Hydraulic Hammers......................... Kent, Rammer, Stanley and Tramac

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

         Each location is staffed by, on average, 15 full-time employees, including a branch manager, a rental coordinator, a service manager, sales representatives, an office administrator, mechanics and drivers. Additional part-time employees are also used as necessary.

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

Employees

        As of March 1, 2002, we had approximately 1,004 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

We have a substantial amount of debt

As of February 28, 2002, we had total indebtedness of approximately $310 million. The degree to which Neff is leveraged could have important consequences to holders of our common stock including, but not limited to:

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

The terms of our current indebtedness restrict our operations

         Our ability to finance future acquisitions, start-ups and internal growth is limited by the covenants contained in our $200 million revolving credit facility (the "Credit Facility") and in the indentures governing $200 million in subordinated debt securities that we issued and sold in 1998 (the "Indentures"). These covenants restrict our ability, among other things to:

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

         Our ability to comply with the restrictive covenants in our Credit Facility and the Indentures may be affected by events that are beyond our control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, our lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under each indenture or the holders of our senior subordinated notes may declare the principal of and accrued interest on the notes to be due and payable. A default that is not cured or that can not be cured under our Credit Facility would constitute a default under the Indentures, and vice versa. We cannot assure you that we would be able to repay all amounts due under the Credit Facility or the Indentures in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures. As of December 31, 2001, we were in compliance with all restrictive covenants under the Credit Facility and the Indentures. However, if the Company's revenues for 2002 are less than expected or if the Company's expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one of the financial covenants in its Credit Facility that depend on the Company's operating results.

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

  potential negative impact on results of operations due to amortization of intangible assets acquired other than goodwill or assumption of liabilities;

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

  trading of our common stock; and

  general market conditions.

Our principal stockholders have substantial control over our affairs

         Neff is controlled by members of the Mas family. Juan Carlos Mas, our Chief Executive Officer, his brothers, Jorge Mas and Jose Ramon Mas, who are also members of our board of directors, and Santos Fund I, L.P. ("Santos"), a limited partnership controlled by the Mas family beneficially own approximately 44.9% of our common stock. In addition, General Electric Capital Corporation ("GE Capital") owns Class B Special common stock that represents 24.1% of the outstanding equity of Neff. Neff, GE Capital, Santos and the Mas family have entered into a Stockholders' Agreement. The agreement provides that if GE Capital transfers common stock representing 15% or more of the equity of Neff to a third party, the parties to the agreement will cause Neff's Board of Directors to increase by one member and will cause the nominee designated by the purchaser of GE Capital's common stock to be elected as the additional director.

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

Future sales of our common stock may adversely affect our common stock price

        If our stockholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our stockholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock. An additional 1.9 million shares of our common stock may be issued upon the exercise of vested stock options we have previously granted, all of which could be sold in the public market if issued, subject to compliance with Rule 144 of the Securities Act in the case of shares held by our affiliates.

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

ITEM 3.         LEGAL PROCEEDINGS

         Neff, the members of our Board of Directors, two of our principal stockholders and United Rentals, Inc. ("United") were defendants in at least nine lawsuits filed in the Delaware Court of Chancery in January 2001. All of the suits were filed after Neff announced that it had received a proposal from United to acquire all of the outstanding shares of our Class A common stock held by the public. The plaintiffs in the suits were stockholders of Neff who purported to bring the suits as class actions on behalf of all persons, other than the defendants, who own our Class A common stock. The complaints alleged, among other things, that certain members of the Board of Directors, GE Capital and Santos breached their fiduciary duties to our public shareholders and engaged in self-dealing in negotiating the terms of the United proposal. The plaintiffs sought, among other things, injunctive relief and damages. On February 26, 2001, Neff announced that the United proposal had expired and negotiations with United had terminated. The lawsuits have been dismissed.

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

         Following preparation of a closing date balance sheet, the purchaser told Neff that Neff owed the purchasers an adjustment payment of $20.3 million. Neff responded by informing the purchaser that the purchaser owed Neff additional consideration of $8.8 million. In its response, Neff noted that Machinery had been profitable during the period between June 30, 1999 and the closing date. In fact, a significant portion of the additional consideration Neff claimed it was owed is attributable to Machinery's earnings during this period. Neff believes that the difference between its position and the purchaser's position is generally the result of a difference in contract interpretation. Neff's position is that the Agreement requires all of Machinery's assets and liabilities to be valued, for purposes of the closing date balance sheet, using the same standards used to prepare the June 30, 1999 pro forma balance sheet. The purchaser's position is that the Agreement allows many of Machinery's assets and liabilities to be valued, for purposes of the closing date balance sheet, at the lower of book or market value, irrespective of the valuation standards used to prepare the June 30, 1999 pro forma balance sheet.

         The largest monetary dispute concerns Machinery's rental fleet. The book value (cost less accumulated depreciation) of the rental fleet as of the closing was approximately $50.5 million. The gross book value of the rental fleet was approximately $63.7 million. Neff's position is that Machinery's rental fleet should be measured on the closing date balance sheet at its book value, consistent with Neff's historical financial statements and the June 30, 1999 pro forma balance sheet. The purchaser argues that Machinery's rental fleet as of the closing date should be measured at the lower of book or market value, which the purchaser maintains is approximately $14.6 million lower than Neff's valuation of the rental fleet under accounting principles generally accepted in the United States of America ("GAAP"). Neff also disputes the market values assigned by the purchaser to the rental fleet.

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

        The balance of the difference between Neff's and the purchaser's claims relates to the following items: (1) The closing date balance sheet prepared by the purchaser includes a reserve for bad debt as of the closing date. Neff maintains that the magnitude of the purchaser's proposed bad debt reserve is higher than appropriate under GAAP. The difference between Neff's position on the issue and the purchaser's position is approximately $2.4 million; (2) The purchaser contends that Machinery's real estate should be valued on the closing date balance sheet at the lower of book or market value. Neff maintains that, under GAAP, Machinery's real estate should be stated at book value unless assets are impaired, in which case the assets should be written down to fair market value. Neff further maintains that the assets are not impaired. The difference between Neff's position on this issue and the purchaser's position is approximately $2.3 million; and (3) The purchaser has written down a portion of Machinery's parts inventory for parts it claims are inactive or are obsolete. Neff maintains that the write down is inappropriate because the parts are included on the "active" parts inventory lists of their respective manufacturers as of December 31, 1999, and are required in many cases to be stocked pursuant to agreements with those manufacturers. The difference between Neff's position on this issue and the purchaser's position is approximately $2.1 million.

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

        In August 2001, the parties filed a stipulation in which they agreed that all disputes pertaining to the closing balance sheet and the June 30, 1999 pro forma balance sheet will be resolved by an arbitrator selected by the parties (the "Arbitrator"). The Arbitrator will, acting in accordance with the Federal Arbitration Act and the terms of the Agreement, determine whether and to what extent the closing net asset value of Machinery derived from the closing balance sheet requires adjustment and whether the Agreement and the June 30,1999 pro forma balance sheet should be reformed. Pursuant to the Agreement, the Arbitrator shall refer to a nationally recognized firm of personal property appraisers selected by the parties, or to a real estate appraiser selected by the parties, those items, if any, that it determines are to be valued at market. The parties have each submitted opening statements and replies thereto to the Arbitrator, and in November and December 2001, the Arbitrator held a hearing at which each side presented testimony. The Arbitrator has not yet rendered a decision.

        We are also a party to other pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, we do not believe any of these other matters are material to our financial condition or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matter was submitted to a vote of the security holders of Neff.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         On May 21, 1998, our Class A common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "NFF". In November 2001, the NYSE suspended trading in our Class A common stock and we began to trade under the symbol "NFFCA" on the NASD Over-the-Counter Bulletin Board ("OTC"). The following table sets forth the high and low closing sales prices of our Class A common stock as reported on the NYSE and the OTC market for the periods indicated.

Year ended December 31, 2001:
                                       HIGH               LOW
                                       ----               ---
First Quarter   ................  $          2.66    $          0.40
Second Quarter  ................  $          1.35    $          0.35
Third Quarter   ................  $          1.10    $          0.55
Fourth Quarter  ................  $          0.75    $          0.33

Year ended December 31, 2000:
                                       HIGH                LOW
                                       ----                ---
First Quarter   ................  $          9.38    $          5.94
Second Quarter  ................  $          7.31    $          3.00
Third Quarter   ................  $          5.50    $          2.94
Fourth Quarter  ................  $          4.25    $          0.75

        As of March 1, 2002, we had 89 shareholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record in broker “street names” for the benefit of individual investors.

Dividend Policy

        We have not paid any cash dividends on our common stock during the two-year period ended December 31, 2001. We presently intend to retain all earnings for the development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our Credit Facility precludes us from purchasing, redeeming or retiring any of our capital stock or from paying dividends. The payment of dividends is also limited by provisions of the Indentures governing our senior subordinated notes issued in May and December 1998 and due in 2008.

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

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

        The data set forth below should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Neff’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. Certain amounts in the prior years have been reclassified to conform with the current year presentation.

                                             For the Years Ended December 31,
                                       ---------------------------------------------
                                        2001     2000      1999      1998     1997
                                       -------  -------   -------   -------  -------
                                       (Amounts in thousands, except per share data)
Revenues
 Rental revenue ..................   $ 183,360  $192,990  $222,862  $179,014  $69,512
 Equipment sales .................      33,520    51,179   121,865   108,352   50,578
 Parts and service ...............      14,122    15,923    47,284    36,724   22,132
                                       -------   -------   -------   -------  -------
      Total revenues .............     231,002   260,092   392,011   324,090  142,222
                                       -------   -------   -------   -------  -------
Cost of revenues
 Cost of equipment sold ..........      29,388    43,660   100,871    83,783   40,766
 Depreciation of rental
     equipment (1) ...............      43,479    44,724    55,159    56,336   24,231
 Maintenance of rental
     equipment  ..................      64,838    64,883    66,763    49,858   18,752
 Cost of parts and service .......       9,569    10,495    30,166    23,690   13,741
                                       -------   -------   -------   -------  -------
     Total cost of revenues ......     147,274   163,762   252,959   213,667   97,490
                                       -------   -------   -------   -------  -------
Gross profit  ....................      83,728    96,330   139,052   110,423   44,732
                                       -------   -------   -------   -------  -------
Selling, general and
    administrative  expenses .....      55,497    61,574    74,893    60,347   31,329
Other depreciation and
     amortization ................      10,121     9,884    10,731     8,833    2,806
Write-down of assets held
     for sale  ...................           -     4,272     1,444         -        -
Cost incurred in efforts to sell
   the company  ..................           -     4,282         -         -        -
Officer stock option
     compensation (2).............           -         -         -     3,198    4,400
Branch closure and other
     related costs................       5,702         -         -         -        -
                                       -------   -------   -------   -------  -------
Income from operations  ..........      12,408    16,318    51,984    38,045    6,197
                                       -------   -------   -------   -------  -------
Other expenses  ..................      32,551    34,763    41,520    35,855   14,338
                                       -------   -------   -------   -------  -------
Income (loss) before income taxes,
 minority interest and
     extraordinary item ..........     (20,143)  (18,445)   10,464     2,190   (8,141)
(Provision for) benefit from
     income taxes  ...............           -         -    (3,877)      134    1,748
                                       -------   -------   -------   -------  -------
Income (loss) before minority
interest and
     extraordinary item  .........     (20,143)  (18,445)    6,587     2,324   (6,393)
Minority interest  ...............           -         -    (1,733)   (1,111)       -
                                       -------   -------   -------   -------  -------
Income (loss) before extraordinary
   item  .........................     (20,143)  (18,445)    4,854     1,213   (6,393)
Extraordinary loss, net  .........      (1,449)        -         -    (2,675)    (451)
                                       -------   -------   -------   -------  -------
Net income (loss)  ...............   $ (21,592) $(18,445) $  4,854  $ (1,462) $(6,844)
                                       =======   =======   =======   =======  =======
Basic income (loss) per common share:
Income (loss) before extraordinary
   item  .........................   $   (0.95) $  (0.87) $   0.23  $  (0.23) $ (1.64)
Extraordinary loss, net  .........       (0.07)        -         -     (0.15)   (0.05)
                                       -------   -------   -------   -------  -------
Net income (loss)  ...............   $   (1.02) $  (0.87) $   0.23  $  (0.38) $ (1.69)
                                       =======   =======   =======   =======  =======

Diluted income (loss) per common share:
Income (loss) before extraordinary
   item  .........................   $   (0.95) $  (0.87) $   0.22  $  (0.23) $ (1.64)
Extraordinary loss, net  .........       (0.07)        -         -     (0.15)   (0.05)
                                       -------   -------   -------   -------  -------
Net income (loss)  ...............   $   (1.02) $  (0.87) $   0.22  $  (0.38) $ (1.69)
                                       =======   =======   =======   =======  =======
Weighted average common shares
   outstanding:
Basic  ...........................      21,165    21,165    21,165    17,213    8,465
                                       =======   =======   =======   =======  =======
Diluted  .........................      21,165    21,165    21,887    17,213    8,465
                                       =======   =======   =======   =======  =======

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA - (continued)

                                               Year Ended December 31,
                                     2001     2000    1999     1998      1997
                                    ------   ------  ------   -------   ------
                             (Amounts in thousands, except percent and location data)
Balance Sheet Data (end of period):

Net book value of rental equipment..$258,391 $306,265 $285,863 $321,220 $179,547
Total assets........................ 414,457  474,967  471,706  572,369  279,654
Total debt.......................... 317,184  345,939  335,852  406,993  226,203
Redeemable preferred stock..........       -        -        -        -   53,747
Total stockholders' equity
        (deficit)...................  64,171   85,763  104,208   99,360  (24,735)
Other Data:
EBITDA(3)...........................$ 71,710 $ 79,480 $119,318 $106,412 $ 37,634
EBITDA margin(4).....................   31.0%    30.6%    30.4%    32.8%    26.5%
Rental equipment purchases .........$ 27,934 $109,578 $221,671 $199,198 $143,515
Number of locations (end of period)..     74       82       84       86       53
---------------------

1)         Depreciation of rental equipment for 1997 and 1999 reflects Neff's change in depreciation policy to recognize extended estimated service lives and increased residual values of our rental equipment. See Neff's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

2)         Officer stock option compensation expense represents a non-cash charge with respect to the changes in the difference between the estimated market value of the shares issuable to a former executive officer under an option agreement, and the exercise price for the shares.

3)         EBITDA represents income from operations plus depreciation, amortization, and non-cash expenditures, including branch closure and other related costs in 2001, write-down of assets in 2000 and 1999, officer stock option compensation expense in 1998 and 1997, and costs incurred in efforts to sell the Company in 2000. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of Neff's operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. We believe that EBITDA is a fairly standard measure in our industry, commonly reported and widely used by analysts and investors as a measure of profitability for companies with significant depreciation, amortization and non-cash expenditures. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

4)        EBITDA margin represents EBITDA as a percentage of total revenues.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis compares the year ended December 31, 2001 to results for the year ended December 31, 2000, and the year ended December 31, 2000 to the historical and pro forma results for year ended December 31, 1999. This discussion should be read in conjunction with Neff's Consolidated Financial Statements and the Notes thereto, appearing elsewhere in this Annual Report.

Overview

         We derive revenue from (1) the rental of equipment; (2) sales of new and used equipment and (3) sales of parts and service. Our primary source of revenue is the rental of equipment to construction and industrial customers. Growth in rental revenue is dependent upon several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and the general economic environment. The level of our new and used equipment sales is primarily a function of the supply and demand for such equipment, price and general economic conditions. The age, quality and mix of our rental fleet also affect revenues from the sale of used equipment. Revenues derived from the sale of parts and service generally correlates with rental revenues.

         As part of our strategy to improve utilization and return on fleet investments, we plan to reduce our short term capital expenditures on fleet assets during 2002 in order to apply operating cash flow to pay down debt. The reduction in capital expenditures could lead to a reduction in used equipment sales as we age the fleet and seek to maximize return on existing fleet investments. We will also continue to carefully analyze the market potential of each branch and may contemplate the closing of branches that are not generating adequate return on investment or are in a market that we do not believe has significant future potential.

        We own and lease rental equipment fleet for our operations. As of December 31, 2001 we owned rental fleet assets with a net book value of $258.4 million. We also lease rental fleet under operating leases that had an original cost of $53.7 million. Operating Lease expense related to rental fleet under operating leases was $10.1 million for 2001.

         Costs of revenues include cost of equipment sold, depreciation and maintenance costs of rental equipment and cost of parts and service. Cost of equipment sold consists of the net book value of rental equipment at the time of sale and cost for new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis and includes operating lease payments made on leased fleet. Cost of parts and service represents costs attributable to the sale of parts directly to customers and service provided for the repair of customer owned equipment.

         Depreciation of rental equipment is calculated on a straight-line basis over the estimated service life of the asset (generally two to eight years with 10-20% residual values). Since January 1, 1996, we have, from time to time, made certain changes to our depreciation assumptions to recognize extended estimated service lives and increased residual values of our rental equipment. We believe that these changes in estimates will more appropriately reflect our financial results by better allocating the cost of our rental equipment over the service lives of these assets. In addition, the new lives and residual values more closely conform to those prevalent in our industry.

         Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property and other taxes and other administrative overhead. Other depreciation and amortization represents the depreciation associated with property and equipment (other than rental equipment) and the amortization of goodwill and intangible assets.

         On March 21, 2001, the Company adopted a plan to close nine of its branches. Management expected all of the nine branches to be closed by March 31, 2002. During the first quarter of 2001, the Company recognized a charge of $9.1 million associated with these branch closings. During the fourth quarter of 2001, management decided not to close two of the stores it had previously decided to close and to close two other stores instead. The change in the branch closure plan resulted in a reduction of expenses associated with the branch closings of $3.4 million which was recorded in the fourth quarter of 2001. The expense reduction of $3.4 million was the result of reversing $4.7 million associated with the previously announced closings, of which $3.6 million was goodwill, and new charges of $1.3 million associated with the closure of the two other branches in the fourth quarter. The change in the branch closure plan caused the Company to recognize a charge of $5.7 million for the year ended December 31, 2001 that included $1.1 million of goodwill, $3.0 million to write-down equipment held for sale, employee termination benefits of $0.2 million and other related costs of $1.4 million. The employee termination benefits were paid to approximately 33 administrative, sales and maintenance employees who were terminated in connection with the branch closings.

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

NEFF CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except percent data)

                                      For the years ended December 31,
                                        -----------------------------------
                                                              Historical        Pro Forma
                               2001%      2000%    1999%     1999%
                             -------- -----   -------  ----  -------  -----  -------  ----
Revenues
 Rental revenue..............$183,360  79.4  $192,990  74.2  $222,862  56.9 $179,062  72.0
 Equipment sales.............  33,520  14.5    51,179  19.7   121,865  31.1   54,234  21.8
 Parts and service...........  14,122   6.1    15,923   6.1    47,284  12.0   15,257   6.2
                              ------- -----   ------- -----   -------  ----  -------  ----
      Total revenues......... 231,002 100.0   260,092 100.0   392,011 100.0  248,553 100.0
                              ------- -----   ------- -----   ------- -----  ------- -----
Cost of revenues
 Cost of equipment sold...... 29,388   12.7    43,660  16.8   100,871  25.7   45,086  18.1
 Depreciation of
        rental equipment..... 43,479   18.8    44,724  17.2    55,159  14.1   40,821  16.4
 Maintenance of
        rental equipment..... 64,838   28.1    64,883  25.0    66,763  17.0   56,556  22.8
 Cost of parts and service...  9,569    4.2    10,495   4.0    30,166   7.7    8,745   3.5
                              ------  -----   ------- -----   -------  ----  -------  ----
    Total cost of revenues...147,274   63.8   163,762  63.0   252,959  64.5  151,208  60.8
                              ------  -----   ------- -----   -------  ----  -------  ----
Gross profit................. 83,728   36.2    96,330  37.0   139,052  35.5   97,345  39.2
                              ------  -----   ------- -----   -------  ----  -------  ----
Other operating expenses
 Selling, general and
  administrative expenses.... 55,497   24.0    61,574  23.7    74,893  19.1   56,555  22.8
 Other depreciation and
        amortization......... 10,121    4.4     9,884   3.8    10,731   2.7    8,707   3.5
 Write-down of assets held
        for sale.............      -      -     4,272   1.7     1,444   0.4    1,444   0.6
 Costs incurred in efforts to
  sell the company...........      -      -     4,282   1.7         -     -        -     -
 Branch closure and other
        related costs........  5,702    2.4         -     -         -     -        -     -
                              ------  -----   ------- -----   -------  ----  -------  ----
Income from operations.......$12,408    5.4 $  16,318   6.3  $ 51,984  13.3  $30,639  12.3
                              ------  -----   ------- -----   -------  ----  -------  ----
EBITDA.......................$71,710   31.0 $  79,480  30.6  $119,318  30.4  $81,611  32.8
                             =======  =====   ======= =====   =======  ====  =======  ====
Certain amounts for the prior periods have been reclassified to conform with the current period presentation.

2001 Compared to 2000 (in thousands, except percent data)

This section compares our operating results for 2001 with our operating results for 2000.

         Total Revenues. Total revenues for the year ended December 31, 2001 decreased 11.2% to $231,002 from $260,092 for the year ended December 31, 2000. The decrease in total revenues is primarily due to a decrease of $9,630 or 5.0% in rental revenues and a $17,659 or 34.5% decrease in sales of rental equipment during the year ended December 31, 2001 compared with the year ended December 31, 2000. Total revenues at locations open for more than one year decreased 1.0% for the year ended December 31, 2001 compared with the year ended December 31, 2000.

         Gross Profit. Gross profit for the year ended December 31, 2001 decreased 13.1% to $83,728 or 36.2% of total revenues from $96,330 or 37.0% of total revenues for the year ended December 31, 2000. The decrease in gross profit is partly due to a decrease in rental revenue profit margins resulting from decreased utilization of the rental fleet in response to economic conditions and competitive pressures during 2001. The decrease in gross profit was also due to reduced profits from the sale of used equipment due to a decrease in sales margins as well as equipment sales volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2001 decreased 9.9% to $55,497 or 24.0% of total revenues from $61,574 or 23.7% of total revenues for the year ended December 31, 2000. The decrease in selling, general and administrative expenses is primarily attributable to the closure of branches during 2001 and our continued effort to reduce selling, general and administrative expenses in our continuing operations.

         Depreciation of Rental Equipment. Depreciation of rental equipment for 2001 decreased 2.8% to $43,479 or 18.8% of total revenues from $44,724 or 17.2% of total revenues in 2000. The decrease in the dollar amount of depreciation is due primarily to decreased levels of rental fleet due to branch closures.

         Other Depreciation and Amortization. Other depreciation and amortization expense for the year ended December 31, 2001 increased 2.4% to $10,121 or 4.4% of total revenues from $9,884 or 3.8% of total revenues for the year ended December 31, 2000. The increase is due to increased amortization of debt issuance costs as a result of fees paid for various amendments to our former $219 million credit facility (the "Former Credit Facility").

         Interest Expense. Interest expense for the year ended December 31, 2001 decreased 8.2% to $30,727 from $33,456 for the year ended December 31, 2000. The decrease is primarily attributable to decreased borrowings under Neff's variable rate debt during 2001, as well as reductions in interest rates charged on our variable rate debt.

         Write-Down of Assets Held for Sale. There was no write-down of assets held for sale during 2001, except for those write-downs included in the branch closure and other related costs. Write-down of assets held for sale represents a charge of $4,272 to write-down fleet assets primarily utilized by the oil industry to estimated fair value during the second quarter of 2000.

        Cost Incurred in Efforts to Sell the Company. There were no costs incurred in efforts to sell the Company during 2001. In 2000 we recorded a charge of $4,282 during 2000 to record expenses related to consulting and legal fees associated with efforts to sell Neff during 1999 and 2000.

2000 Compared to 1999 (in thousands, except percent data)

        This section compares 2000 operating results with both our historical operating results for 1999 and with pro forma operating results for 1999. The pro forma operating results of 1999 exclude the operations of two of the Company's subsidiaries, S.A. Argentina and Machinery, which were sold in the fourth quarter of 1999. Pro forma operating results assume that the sales of S.A. Argentina and Machinery occurred on January 1, 1999.

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

         Pro Forma Interest Expense. Interest expense for the year ended December 31, 2000 increased 17.4% to $33,456 from $28,508 for the year ended December 31, 1999. The increase is primarily attributable to increased borrowings to finance the expansion of our rental fleet assets at existing locations and rate increases on the Former Credit Facility.

         Write-Down of Assets Held for Sale. Write-down of assets held for sale represents a charge of $4,272 to write-down fleet assets primarily utilized by the oil industry to estimated fair value during the second quarter of 2000. A write-down of similar assets held for sale of $1, 444 was recorded during 1999.

        Cost Incurred in Efforts to Sell the Company. We recorded a charge of $4,282 during 2000 to record expenses related to consulting and legal fees associated with efforts to sell Neff during 1999 and 2000.

Liquidity and Capital Resources

        During 2001, our operating activities provided net cash flow of $30.4 million as compared to $44.0 million for 2000. This decrease is primarily attributable to increased net loss combined with changes in working capital as a result of our operations.

         Net cash provided by (used in) investing activities was $4.8 million for 2001 as compared to $(53.9) million in the same period for the prior year. The change in cash from investing activities was due primarily to reduced purchases of rental equipment offset partially by reduced sales of rental equipment in 2001 compared with the prior year.

         Net cash provided by (used in) financing activities was $(34.1) million for 2001 as compared to $9.7 million for 2000. The change in cash from financing activities is due primarily to the net repayment of outstanding debt of $28.9 million in 2001 compared with net borrowings of $9.9 in 2000.

         During the fourth quarter of 2001, the Company entered into our new $200 million Credit Facility with a group of lenders led by Fleet Capital. The Company used proceeds from the Credit Facility to repay its former revolving credit facility. Proceeds from the borrowing on the Credit Facility were used to repay the Company’s outstanding debt on the Former Credit Facility. The Company’s maximum availability under the Credit Facility is based upon eligible accounts receivable, rental fleet and inventory amounts. The interest rates on balances outstanding under the Credit Facility vary based upon the leverage ratio maintained by the Company. The Credit Facility expires in December 2005. The Company is charged a commitment fee on the aggregated daily unused balance of the Credit Facility which varies between 0.50% and 0.63%.

         The Credit Facility is secured by substantially all of the Company's assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and restrict the payment of dividends by the Company. During 2001 the Company recorded an extraordinary loss of approximately $1.5 million, net of related income taxes, from the write-off of debt issue costs associated with the repayment of the Former Credit Facility.

         Our Credit Facility contains financial covenants requiring us to maintain a debt to EBITDA ratio (4.55:1 at December 31, 2001), and an EBITDA to interest expense ratio (2.30:1 at December 31, 2001). As of December 31, 2001 the Company was in compliance with all of the financial covenants under the Credit Facility. If the Company’s revenues for 2002 are less than expected or if the Company’s expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one of the financial covenants in its Credit Facility that depend on the Company’s operating results. Such default could potentially result in a demand for payment on the outstanding balance of the Credit Facility. Management is confident that, should such a default occur, the Company would be able to obtain amendments to the Credit Facility to cure the default, and have adequate capital resources to meet its needs however, there can be no assurances that the Company could obtain such amendments. We expect our operations will continue to produce free cash flow during 2002 and we intend to use all free cash flow to repay outstanding debt on the Credit Facility during 2002.

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

         We are exposed to market risks related to changes in interest rates. Interest rate changes affect the fair market value of fixed rate debt instruments but do not impact earnings or cash flows. Conversely, for variable rate debt instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows.

         At December 31, 2001, we had fixed rate debt of $199.0 million and variable rate debt of $118.2 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $4.5 million and increase interest expense for our variable rate debt by approximately $1.2 million.

New Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS 133 as amended by SFAS 137 and SFAS 138 did not have a material impact on its financial position.

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations, among other things and applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company has not entered into any business combinations during 2001. SFAS 142, which became effective January 1, 2002, changes the accounting for goodwill from an amortization method to an impairment-only approach and requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. For the year ended December 31, 2001, 2000 and 1999 goodwill amortization was approximately $2.3 million, $2.3 million and $2.3 million, respectively. Based on our preliminary assessment of SFAS 142, we expect that this amortization will no longer be recorded in future periods. The Company is in the process of evaluating the effect the adoption of these standards will have on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002; however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS 143 on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 on its financial position or results of operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                Index to Financial Statements and Schedules

                                                                          Page
                                                                         Numbers
                                                                        ---------

Independent Auditors' Report  ...........................................   28

Consolidated Balance Sheets as of December 31, 2001 and 2000  ...........   29

Consolidated Statements of Operations for the years ended
 December 31, 2001, 2000 and 1999  ......................................   30

Consolidated Statements of Stockholders' Equity for
 the years ended December 31, 2001, 2000 and 1999  ......................   31

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001, 2000 and 1999  ......................................   32

Notes to Consolidated Financial Statements  .............................   33

     SCHEDULES:

Independent Auditors' Report  ...........................................   52

Schedule II-Valuation and Qualifying Accounts and Reserves  .............   53

All other  schedules are omitted  because they are not  applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Neff Corp.

We have audited the accompanying consolidated balance sheets of Neff Corp. and subsidiaries (the “Company”), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Corp. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 29, 2002

NEFF CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                          December 31,   December 31,
                                                             2001           2000
                                                           --------       --------
    ASSETS
Cash and cash equivalents  ........................       $   4,305      $   3,102
Accounts receivable, net of allowance for doubtful
  accounts of $2,947 in 2001 and $3,323 in 2000  ..          31,458         42,341
Inventories .......................................           2,415          2,783
Rental equipment, net  ............................         258,391        306,265
Property and equipment, net  ......................          21,790         26,401
Goodwill, net  ....................................          82,296         85,696
Prepaid expenses and other assets  ................          13,802          8,379
                                                           --------       --------
        Total assets  .............................       $ 414,457      $ 474,967
                                                           ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable  ..............................       $  10,067      $  18,029
   Accrued expenses  ..............................          22,997         24,780
   Credit facility  ...............................         118,217        147,121
   Senior subordinated notes  .....................         198,967        198,818
   Capitalized lease obligations  .................              38            456
                                                           --------       --------
     Total liabilities  ...........................         350,286        389,204
                                                           --------       --------
Commitments and contingencies (note 12)

Stockholders' equity
  Class A Common Stock; $.01 par value; 100,000 shares
    authorized; 16,065 shares issued and outstanding in
    2001 and 2000  ................................             161            161
  Class B Special Common Stock; $.01 par value,
    liquidation preference $11.67; 20,000 shares
    authorized; 5,100 shares issued and outstanding
    in 2001 and 2000 ..............................              51             51
  Additional paid-in capital  .....................         127,759        127,759
  Accumulated deficit  ............................         (63,800)       (42,208)
                                                           --------       --------
     Total stockholders' equity  ..................          64,171         85,763
                                                           --------       --------
     Total liabilities and stockholders' equity  ..      $  414,457     $  474,967
                                                           ========       ========

 The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                          For the Years Ended December 31,
                                                        ----------------------------------
                                                          2001         2000         1999
                                                        --------     --------     --------
Revenues
  Rental revenue  .................................... $ 183,360    $ 192,990    $ 222,862
  Equipment sales  ...................................    33,520       51,179      121,865
  Parts and service  .................................    14,122       15,923       47,284
                                                        --------     --------     --------
       Total revenues  ...............................   231,002      260,092      392,011
                                                        --------     --------     --------
Cost of revenues
  Cost of equipment sold  ............................    29,388       43,660      100,871
  Depreciation of rental equipment  ..................    43,479       44,724       55,159
  Maintenance of rental equipment  ...................    64,838       64,883       66,763
  Cost of parts and service  .........................     9,569       10,495       30,166
                                                        --------     --------     --------
       Total cost of revenues  .......................   147,274      163,762      252,959
                                                        --------     --------     --------
Gross profit  ........................................    83,728       96,330      139,052
                                                        --------     --------     --------
Other operating expenses
  Selling, general and administrative expenses  ......    55,497       61,574       74,893
  Other depreciation and amortization  ...............    10,121        9,884       10,731
  Write-down of assets held for sale  ................         -        4,272        1,444
  Costs incurred in efforts to sell the company ......         -        4,282            -
  Branch closure and other related costs  ............     5,702            -            -
                                                        --------     --------     --------
       Total other operating expenses  ...............    71,320       80,012       87,068
                                                        --------     --------     --------
Income from operations  ..............................    12,408       16,318       51,984
                                                        --------     --------     --------
Other expenses
  Interest expense  ..................................    30,727       33,456       39,901
  Loss on sale of subsidiaries  ......................         -            -          422
  Amortization of debt issue costs  ..................     1,824        1,307        1,197
                                                        --------     --------     --------
       Total other expenses  .........................    32,551       34,763       41,520
                                                        --------     --------     --------
Income (loss) before income taxes, minority interest
   and extraordinary item  ...........................   (20,143)     (18,445)      10,464
Provision for income taxes  ..........................         -            -       (3,877)
                                                        --------     --------     --------
Income (loss) before minority interest and
   extraordinary item  ...............................   (20,143)     (18,445)       6,587
Minority interest  ...................................         -            -       (1,733)
                                                        --------     --------     --------
Income (loss) before extraordinary item  .............   (20,143)     (18,445)       4,854
Extraordinary loss, net of income taxes  .............    (1,449)           -            -
                                                        --------     --------     --------
Net income (loss)  ................................... $ (21,592)   $ (18,445)    $  4,854
                                                        ========     ========     ========
Basic income (loss) per common share:
   Income (loss) before extraordinary item  .......... $   (0.95)   $   (0.87)    $   0.23
   Extraordinary loss, net  ..........................     (0.07)           -            -
                                                        --------     --------     --------
   Net income (loss)  ................................ $   (1.02)   $   (0.87)    $   0.23
                                                        ========     ========     ========
Basic weighted average common shares outstanding  ....    21,165       21,165       21,165
                                                        ========     ========     ========
Diluted income (loss) per common share:
   Income (loss) before extraordinary item  .......... $   (0.95)   $   (0.87)    $   0.22
   Extraordinary loss, net  ..........................     (0.07)           -            -
                                                        --------     --------     --------
   Net income (loss)  ................................ $   (1.02)   $   (0.87)    $   0.22
                                                        ========     ========     ========
Diluted weighted average common shares outstanding  ..    21,165       21,165       21,887
                                                        ========     ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000, and 1999
(in thousands)

                             Common Stock A  Common Stock B  Additional
                              -------------- -------------   Paid-in    Accumulated
                              Shares Amount  Shares Amount   Capital    Deficit     Total
                              ------ ------  ------ ------   --------   --------    -------
Balance, December 31, 1998 ...16,065 $  161   5,100 $   51   $127,765   $(28,617)   $99,360
Net income ...................     -      -       -      -          -      4,854      4,854
Other ........................     -      -       -      -         (6)         -         (6)
                              ------ ------  ------ ------   --------   --------    -------
Balance, December 31, 1999 ...16,065    161   5,100     51    127,759    (23,763)   104,208
Net loss  ....................     -      -       -      -          -    (18,445)   (18,445)
                              ------ ------  ------ ------   --------   --------    -------
Balance, December 31, 2000 ...16,065    161   5,100     51    127,759    (42,208)    85,763
Net loss .....................     -      -       -      -          -    (21,592)   (21,592)
                              ------ ------  ------ ------   --------   --------    -------
Balance, December 31, 2001 ...16,065 $  161   5,100 $   51   $127,759   $(63,800)   $64,171
                              ====== ======  ====== ======   ========    ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                           2001       2000       1999
                                                         -------    --------    --------
Cash Flows from Operating Activities
Net income (loss)  ...................................$ (21,592)  $ (18,445)  $   4,854
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities net of acquisitions
  Depreciation and amortization  .....................   55,424      55,915      67,087
  Gain on sale of equipment  .........................   (4,132)     (7,519)    (20,994)
  Minority interest  .................................        -           -       1,733
  Loss on sale of subsidiaries  ......................        -           -         422
  Extraordinary loss on debt extinguishment  .........    1,449           -           -
  Deferred income tax provision (benefit).............        -        (643)      3,423
  Write-down of assets held for sale  ................        -       4,272       1,444
  Provision for bad debt  ............................    1,643       2,795       2,317
  Branch closure and other related costs,
   non-cash portion  .................................    4,390           -           -
  Change in operating assets and liabilities
   (net of acquisitions and sales)
   Accounts receivable  ..............................    9,240      (3,896)    (21,056)
   Other assets  .....................................   (6,398)     (1,196)     (5,288)
   Accounts payable and accrued expenses  ............   (9,596)     12,696       9,513
                                                       --------    --------    --------
    Net cash provided by operating activities.........   30,428      43,979      43,455
                                                       --------    --------    --------
Cash Flows from Investing Activities
Purchases of rental equipment  .......................  (27,934)   (109,578)   (221,671)
Proceeds from sale of rental equipment  ..............   33,520      51,179     121,865
Proceeds from sale of subsidiaries  ..................        -           -     120,500
Purchases of property and equipment  .................     (743)     (8,005)     (2,803)
S.A. Argentina earn-out payment  .....................        -           -      (5,518)
Collection of receivable from sale of subsidiary  ....        -      12,500           -
Cash paid for acquisitions  ..........................        -           -     (10,750)
                                                       --------    --------    --------
    Net cash provided by (used in) investing
                activities  ..........................    4,843     (53,904)      1,623
                                                       --------    --------    --------
Cash Flows from Financing Activities
Debt issue costs  ....................................  (4,746)          -        (128)
Net borrowings (repayments) under credit facility  ... (28,904)      9,939     (54,007)
Repayments under capitalized lease obligations  ......    (418)       (286)       (745)
Net borrowings under notes payable  ..................       -           -       8,836
                                                      --------    --------    --------
    Net cash provided by (used in) financing
                activities  .......................... (34,068)      9,653     (46,044)
                                                      --------    --------    --------
Net increase (decrease) in cash and cash equivalents..   1,203        (272)       (966)
Cash and cash equivalents, beginning of year  ........   3,102       3,374       4,340
                                                      --------    --------    --------
Cash and cash equivalents, end of year  ..............$  4,305   $   3,102   $   3,374
                                                      ========    ========    ========
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-GENERAL

Description of Business

        Neff Corp. and its subsidiaries (“Neff” or the “Company”) own and operate equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise, and provides ongoing repair and maintenance services.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Neff Corp. and its wholly-owned and majority-owned subsidiaries. The financial statements of Sullair Argentina Sociedad Anonima (“S.A. Argentina”) included in the 1999 consolidated financial statements of the Company have been adjusted to reflect accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany transactions and balances have been eliminated in consolidation.

Acquisitions

        In 1999, the Company acquired the net assets of three equipment rental companies for an aggregate purchase price of $10.8 million. The acquisitions of these businesses added 5 locations in Virginia, 2 locations in Colorado, 1 location in Oregon and 1 location in Washington to the Company’s operations. These transactions were accounted for under the purchase method of accounting and goodwill of approximately $8.0 million was recorded in connection with these acquisitions. The pro forma effects of these 1999 acquisitions on the Company’s results of operations are not presented because they are not considered material.

Costs Incurred in Efforts to Sell the Company.

        The Company expensed $4.3 million of costs during the year ended December 31, 2000 related primarily to consulting and legal fees associated with the efforts to sell the Company during 1999 and 2000.

Sales of Subsidiaries

        On November 18, 1999, the Company completed the sale of its equity interest in S.A. Argentina. The Company received $42.5 million in consideration, of which $12.5 million was a receivable that was paid in February 2000. The Company recorded a loss on the sale of $4.2 million.

         S.A. Argentina's results from operations through November 18, 1999 are included in the accompanying 1999 consolidated financial statements. Below is a summary of S.A. Argentina's revenues and net income (in thousands):

                                          1999
                                       ---------

Revenues  ...........................$    47,604
                                       =========
Net Income  .........................$     3,218
                                       =========

        On December 17, 1999, the Company completed the sale of Neff Machinery, Inc. (“Machinery”), a wholly-owned subsidiary. The Company received $90.5 million for the outstanding capital stock of Machinery and recorded a gain of $3.8 million on the sale. The terms of the purchase and sale agreement (the “Agreement”) provided for an adjustment to the purchase price based on the assets and liabilities of Machinery at the date of closing.

        The Company believes it is due additional consideration of $8.8 million under the terms of the Agreement. The purchaser believes it is due $20.3 million under the terms of the Agreement (see Note 12). Because of the uncertainty of the outcome of this dispute, the Company has not recorded any additional amounts that may be receivable or payable under the terms of the Agreement. Machinery’s results from operations through December 17, 1999 are included in the accompanying 1999 consolidated financial statements. Below is a summary of Machinery’s revenues and net income (in thousands):

                                        1999
                                      --------

Revenues  ...........................$  95,996
                                      ========
Net Income  .........................$   5,100
                                      ========

Branch Closure and Other Related Costs

        On March 21, 2001, the Company adopted a plan to close nine of its branches. Management expected all of the nine branches to be closed by March 31, 2002. During the first quarter of 2001, the Company recognized a charge of $9.1 million associated with these branch closings. During the fourth quarter of 2001, management decided not to close two of the stores it had previously decided to close and to close two other stores instead. The change in the branch closure plan resulted in a reduction of expenses associated with branch closings of $3.4 million which was recorded in the fourth quarter of 2001. The expense reduction of $3.4 million was the result of reversing $4.7 million associated with the previously announced closings, of which $3.6 million was goodwill, and new charges of $1.3 million associated with the closure of the two other branches in the fourth quarter. The change in the branch closure plan caused the Company to recognize a charge of $5.7 million for the year ended December 31, 2001 that included $1.1 million of goodwill, $3.0 million to write-down equipment held for sale, employee termination benefits of $0.2 million and other related costs of $1.4 million. The employee termination benefits were paid to approximately 33 administrative, sales and maintenance employees who were terminated in connection with the branch closings.

Liquidity

         As disclosed in Note 5, during December of 2001 the Company obtained a new $200 million revolving credit facility (the “Credit Facility”) in which proceeds were used to repay its $219.5 million revolving credit facility (the “Former Credit Facility”). As of December 31, 2001 the Company was in compliance with all of the financial covenants under the Credit Facility. If the Company’s revenues for 2002 are less than expected or if the Company’s expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one of the financial covenants in its Credit Facility that depend on the Company’s operating results. Such default could potentially result in a demand for payment on the outstanding balance of the Credit Facility. Management is confident that, should such a default occur, the Company would be able to obtain amendments to the Credit Facility to cure the default, and have adequate capital resources to meet its needs however, there can be no assurances that the Company could obtain such amendments.

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

Rental Equipment

        Rental equipment is stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related equipment (generally two to eight years with estimated 10-20% residual values). For certain equipment held by Machinery, depreciation was matched against the related rental income earned from such equipment by computing depreciation on individual pieces of equipment at the rate of 50% of the rental income earned. Machinery was sold in the fourth quarter of 1999, and this depreciation method was not used by the Company during 2000 or 2001. Routine repairs and maintenance are expensed as incurred; improvements are capitalized at cost.

        The Company routinely reviews the assumptions utilized in computing rates of depreciation of its rental equipment. Changes to the assumptions (such as the length of service lives and/or the amount of residual values) are made when, in the opinion of management, such changes are necessary to more appropriately allocate asset costs to operations over the service life of the assets. Management utilizes, among other factors, historical experience and industry comparison in determining the propriety of any such changes.

        During 1999, the Company made certain changes to its depreciation assumptions to recognize longer estimated service lives and increased the residual values of its rental equipment. The Company believes that these changes in estimates more appropriately reflect its financial results by better allocating the cost of its rental equipment over the service life of these assets. These changes in accounting estimates increased net income by approximately $10.0 million, or $0.46, per diluted common share for the year ended December 31, 1999.

        Accumulated depreciation at December 31, 2001 and 2000 for the Company’s rental fleet was approximately $118.0 million and $93.9 million, respectively.

Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized at cost. Repairs and maintenance are expensed as incurred.

        The capitalized cost of equipment and vehicles under capital leases is amortized over the shorter of the lease term or the asset’s estimated useful life, and is included in other depreciation and amortization expense in the consolidated statements of operations.

Goodwill

        Goodwill from acquisitions made by the Company is being amortized over 40 years using the straight-line method. Accumulated amortization at December 31, 2001 and 2000 for goodwill was approximately $8.2 million and $6.0 million, respectively.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets primarily include debt issue costs, prepaid expenses and deposits. Debt issue costs are amortized over the term of the debt on a straight-line basis, which approximates the interest method. Accumulated amortization at December 31, 2001 and 2000 for debt issue costs was $2.5 and $2.4 million, respectively.

Insurance

        The Company is insured against general liability claims, workers' compensation claims, and group medical claims up to specified limits per claim and in the aggregate subject to various deductible amounts. Insured losses subject to this deductible are accrued based upon the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are not discounted.

Stock Options

        In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact such changes. The Company adopted the disclosure provisions of SFAS 123 on January 1, 1996, but has continued to account for options issued to employees or directors under the Company’s stock option plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Impairment of Long-lived Assets and Intangibles

        The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”), during the second quarter of 2000, based upon a comprehensive review of the Company’s long-lived assets, the Company recorded a non-cash charge of $4.3 million primarily to write-down rental assets held for sale that were utilized by the oil industry to estimated fair value. The Company recorded a non-cash charge of $1.4 million in 1999 related to a write-down of similar assets that were held for sale.

New Accounting Pronouncements

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS 133 as amended by SFAS 137 and SFAS 138 did not have a material impact on the Company's financial position or results of operations.

        In July 2001, FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations, among other things and applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company has not entered into any business combinations during 2001. SFAS 142, which became effective January 1, 2002, changes the accounting for goodwill from an amortization method to an impairment-only approach and requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. For the year ended December 31, 2001, 2000 and 1999 goodwill amortization was approximately $2.3 million, $2.3 million and $2.3 million, respectively. Based on the Company's preliminary assessment of SFAS 142, this amortization will no longer be recorded in future periods. The Company is in the process of evaluating the effect the adoption of these standards will have on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002; however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS 143 on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 on its financial position or results of operations.

Reclassifications

        Certain amounts for the prior years have been reclassified to conform with the current year presentation.

NOTE 3-ACCOUNTS RECEIVABLE

        The majority of the Company’s customers are engaged in the construction and industrial business throughout the southern and western regions of the United States.

        The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit history. For sales of certain types of construction equipment, the Company’s policy is to secure its accounts receivable by obtaining liens on the customer’s projects and issuing notices thereof to the projects’ owners and general contractors. All other receivables are generally unsecured.

NOTE 4-PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (dollars in thousands):

                                          December 31,          Estimated
                                    -----------------------    Useful Lives
                                       2001         2000        (in Years)
                                    ---------     ---------     ---------
Land  ............................  $     113     $     113          -
Buildings and improvements  ......      4,976         5,194       2-30
Office equipment  ................      6,039         6,018        2-7
Service equipment and vehicles  ..     30,644        31,825        2-5
Shop equipment  ..................      1,895         1,937          7
Capitalized lease equipment  .....        898         1,650        3-5
                                    ---------     ---------
                                       44,565        46,737
Less accumulated depreciation  ...    (22,775)      (20,336)
                                    ---------     ---------
                                    $  21,790     $  26,401
                                    =========     =========

         Depreciation expenses for property and equipment was $7.8 million and $7.6 million for 2001 and 2000, respectively.

        The Company has entered into lease arrangements for certain property and equipment, which are classified as capital leases. As of December 31, 2001, future minimum lease payments under capitalized lease obligations are as follows (in thousands, except percent data):

2002  ..................................................  $       41
Thereafter  ............................................           -
                                                            --------
Total future minimum lease payments  ....................         41
Less amounts representing interest (6.00% to 13.5%)  ....         (3)
                                                            --------
Present value of net future minimum lease payments  .....  $      38
                                                            ========

NOTE 5-NOTES PAYABLE AND DEBT

Notes payable and debt consist of the following (in thousands, except percent data):

                                                                      December 31,
                                                                 ---------------------
                                                                   2001         2000
                                                                 --------     --------
$200 million Revolving Credit Facility with interest
ranging from the Lender's Prime Rate plus 1.75% to
LIBOR plus up to 3.50%.                                         $ 118,217    $       -

10.25% Senior Subordinated Notes issued May 1998,
due June                                                          100,000      100,000

10.25% Senior Subordinated Notes issued December 1998,due
June 2008, with an effective interest rate of 10.5%, net
of unamortized discount of $1,033 and $1,182 respectively.         98,967       98,818

$219.5 million Revolving Credit Facility with interest
ranging from the Lender's Prime Rate plus 1.25% to
LIBOR plus up to 2.25%.                                                 -      147,121
                                                                 --------     --------
                                                                $ 317,184    $ 345,939
                                                                 ========     ========

        During the fourth quarter of 2001, the Company entered into the new $200 million Credit Facility. The Company used proceeds from the Credit Facility to repay the Former Credit Facility. The Company’s maximum availability under the Credit Facility is based upon eligible accounts receivable, rental fleet and inventory amounts. The interest rates on balances outstanding under the Credit Facility vary based upon the leverage ratio maintained by the Company. The Credit Facility expires in December 2005. The Company is charged a commitment fee on the aggregated daily unused balance of the Credit Facility which varies between 0.50% and 0.63%.

        The Credit Facility is secured by substantially all of the Company’s assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and restrict the payment of dividends by the Company. During 2001 the Company recorded an extraordinary loss of approximately $1.5 million, net of related income taxes, from the write-off of debt issue costs associated with the repayment of the Former Credit Facility.

        In connection with the acquisition in January 1998 of substantially all of the assets of Richbourg's Sales and Rentals, Inc., the Company obtained a $100 million term loan (the “Richbourg Term Loan”). In May 1998, the Company completed the sale of $100 million of Senior Subordinated Notes due 2008 (the “May Notes”) as well as an initial public offering (see Note 6). The net proceeds of approximately $182.7 million from the sale of the May Notes and the initial public offering were used to repay the Richbourg Term Loan, redeem the Company’s Series A Cumulative Redeemable Preferred Stock, repay the Company’s mortgage notes payable and reduce the amount outstanding under the Former Credit Facility.

        In December 1998, the Company completed the sale of $100 million Senior Subordinated Notes due 2008 (the “December Notes”). The net proceeds of approximately $95.2 million from the December Notes were used to reduce amounts outstanding under the Former Credit Facility. The terms of the December Notes are substantially the same as the May Notes.

        The May and December Notes (the "Senior Subordinated Notes") are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after June 1, 2003, at pre-established redemption prices together with accrued and unpaid interest to the redemption date. The Senior Subordinated Notes contain certain restrictive covenants, which among other things, restrict the payment of dividends by the Company.

NOTE 6-REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

        During December 1995, the Company issued 300,000 shares of Series A Cumulative Redeemable Preferred Stock (“Series A”), and a detachable stock purchase warrant (the “Redeemable Warrant”) to General Electric Capital Corporation (“GE Capital”) for a purchase price of $12.0 million ($11.4 million net of certain related costs). Series A provided for the semiannual payment of preferential dividends at an annual rate of 8% (5% beginning January 1, 1997) of the liquidation value. The dividends were initially payable in cash or in additional shares of Series A.

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

        During December 1996, in connection with the amendment and restatement of the Company’s Former Credit Facility, the Company and GE Capital entered into certain agreements, providing for the exercise of the Redeemable Warrant in full and simultaneous exchange of the shares of common stock issued under the Redeemable Warrant for 800,000 shares of Series B Cumulative Convertible Redeemable Preferred Stock (“Series B”).

        The accreted balance of the Redeemable Warrant on the date these agreements were entered into was approximately $5.3 million, which represented the carrying value of Series B as of December 31, 1996.

        In a separate transaction, the Company issued 800,000 shares of Series C Cumulative Convertible Redeemable Preferred Stock (“Series C”) to GE Capital in exchange for the purchase price of $32.0 million ($31.5 million net of certain related costs). For the year ended December 31, 1997, accretion of Series C amounted to approximately $0.1 million. Similarly to Series A, Series B and Series C were accreted toward their ultimate total liquidation value of $64 million.

        In March 1998, the holders of Series B and Series C exchanged their shares for Class B Special Common Stock, which has a liquidation preference of $11.67 per share.

        In May 1998, the Company completed an initial public offering (the “Offering”) of 6.7 million shares of Class A Common Stock at a price of $14 per share. The Company received net proceeds of approximately $85.7 million from the Offering. Also in May 1998, the Company completed the sale of the May Notes and received net proceeds of approximately $97 million. The Company redeemed all outstanding Series A with a portion of the proceeds from the May Notes during 1998.

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

        In May 1996, the Company granted to another key employee an option to purchase 84,650 shares of the Company’s Class A Common Stock at an exercise price of approximately $0.5 million, determined based upon a multiple of the Company’s adjusted earnings. No compensation expense was recognized at the date of grant since the exercise price of these options approximated the estimated market value of the shares to be issued at the date of grant. These options expired unexercised, after the employee left the Company.

        In 1998, the Company adopted an Incentive Stock Option plan (“1998 ISO Plan”). Under this plan, designated officers, employees, and consultants of the Company are eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of 1 million shares of Class A Common Stock are reserved for issuance under the 1998 ISO Plan.

        In 1999, the Company adopted an Incentive Stock Option plan (“1999 ISO Plan”). Under this plan, designated officers, employees, and consultants of the Company are eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of 1 million shares of Class A Common Stock are reserved for issuance under the 1999 ISO Plan.

        The exercise price of incentive stock options granted under the 1999 and 1998 ISO Plans may not be less than 100% of the fair market value of the Company’s Class A Common Stock on the date of grant. Generally, options vest over a period of three years and are not exercisable beyond 10 years from date of grant. There have been no stock appreciation rights, restricted stock grants, performance awards or dividend equivalent rights awarded under the 1999 and 1998 ISO Plans.

The following table summarizes stock option activity under the 1999 and 1998 ISO Plans, (in thousands, except per share data):

                                                            ISO Plan Options
                                                     -------------------------------
                                 Shares Available  Number of     Weighted Average
                                    For Options     Shares     Exercise Price/Share
                                ----------------  ---------   ---------------------

Balance at December 31, 1998....              61         939    $               9.39

Authorized......................           1,000           -                       -
Granted.........................               -           -                       -
Forfeited.......................             105        (105)                   9.49
Expired.........................               -           -                       -
                                ----------------   ---------   ---------------------
Balance at December 31, 1999....           1,166         834                    9.38

Authorized......................               -           -                       -
Granted.........................               -           -                       -
Forfeited.......................              76         (76)                  10.05
Expired.........................               -           -                       -
                                ----------------   ---------   ---------------------
Balance at December 31, 2000....           1,242         758                    9.31

Authorized......................               -           -                       -
Granted.........................            (433)        433                    0.58
Forfeited.......................               -           -                       -
Expired.........................               -           -                       -
                                ----------------   ---------   ---------------------
Balance at December 31, 2001....             809       1,191    $               6.13
                                ================   =========   =====================

                                                                           Exercisable Options
                                                                       ---------------------------
                       Number of    Weighted Average   Weighted Average            Weighted Average
                        Options    Exercise Price Per   Remaining Life   Number of  Exercise Price
                       Outstanding       Share             (Years)       Options       Per Share
                      ------------  ---------------    -------------   ---------  ----------------
Range of Exercise Prices:

     $ 0.58 ...........       433  $         0.58                8.0           -  $              -
 $6.00-7.88 ...........       453            6.18                7.0         453              6.18
$9.75-14.00 ...........       305           13.97                6.4         305             13.97
                       ----------- ---------------     -------------    --------- ----------------
                            1,191  $         6.13                7.2         758  $           9.87
                       =========== ===============     =============    ========= ================

        The Company accounts for stock-based compensation in accordance with APB 25. Under APB 25, compensation expense is measured as the excess of market value of the underlying stock on the date of grant over the exercise price of the options on the date of grant.

        The following table sets forth pro forma information, for the year ended December 31, 2001, assuming that stock options granted by the Company had been accounted for under the fair value method (in thousands, except per share data):

Pro forma net loss  ................    $ (21,841)
                                        =========
Pro forma loss per common share:
     Basic  ........................    $   (1.03)
                                        =========
     Diluted  ......................    $   (1.03)
                                        =========

        The weighted average fair value of options granted during 2001 as estimated on the date of grant using the Black-Scholes option pricing model was $0.57.

        The following weighted average assumptions were used in applying this model for 2001: a risk free rate of 2.50%; dividend yield of 0%; volatility factor of 1.83; and an expected life of the options of 8 years.

        Effective January 1, 1997, the Company adopted a phantom stock plan (the “Phantom Plan”). The Phantom Plan is designed to reward employees for increases in the Company’s performance. The Phantom Plan enables the Company to award employees individual units representing a hypothetical share of the Company’s Class A Common Stock (the “Phantom Share”). Each Phantom Share is assigned a share value on the date granted as determined by the administrator of the Phantom Plan.

        The cash award the employees’ are entitled to receive on the redemption date is the difference between the value assigned on the date of grant and the greater of the fair market value of the Company’s Class A Common Stock or the calculated Phantom Plan share value. As of December 31, 2001, the Company had 0.1 million Phantom Shares granted and outstanding with assigned per share values ranging from of $9 to $11.25, vesting over three to five years. Approximately $0.3 million and $0.1 million of compensation expense was recorded for the years ended December 31, 2000 and 1999, respectively. No compensation expense was recorded for the year ended December 31, 2001.

NOTE 8-RETIREMENT PLAN

        In February 1996, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company. Participating employees may contribute to the 401(k) Plan through salary deductions. The Company may contribute, at its discretion, matching contributions equal to 50% of the employee’s contribution not to exceed 3% of the employee’s annual salary. The Company contributed approximately $0.6 million, $0.6 million and $0.8 million to the 401(k) Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 9-INCOME TAXES

        The components of the provision for income taxes is as follows (in thousands):

                                        For the Year Ended
                                           December 31,
                                --------------------------------
                                  2001        2000        1999
                                --------    --------    --------
Current  ....................   $     -     $  (643)    $   (454)
Deferred  ...................         -         643       (3,423)
                                --------    --------    --------
Total  ......................   $      -    $      -    $ (3,877)
                                ========    ========    ========

        The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

                                                                    December 31,
                                                                ---------------------
                                                                  2001         2000
                                                                --------     --------
Deferred Tax Assets
    Net operating loss carryforwards  ......................... $ 34,216    $  28,047
    Alternative minimum tax credits  ..........................      874          874
    Deferred stock option compensation  .......................    2,849        2,849
    Intangible assets, allowance for bad debts and other  .....    1,421        1,492
                                                                 --------    --------
       Total deferred tax assets  .............................   39,360       33,262
    Valuation allowance  ......................................  (13,163)      (6,242)
Deferred Tax Liabilities
    Depreciation  .............................................  (26,197)     (27,020)
                                                                 --------     -------
Net Deferred Tax Liability  ................................... $       -   $       -
                                                                 ========    ========

        As of December 31, 2001 and 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $84.7 million and $70.9 million, respectively, expiring through 2021 (includes net operating loss carryforwards for federal and state income tax purposes of approximately $4.8 million and $4.4 million, respectively, acquired in connection with a 1999 acquisition). Such acquired net operating loss carryforwards may only be utilized by Neff Rental, Inc., one of the Company’s subsidiaries.

        Current accounting standards require that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes. In addition, future tax benefits, such as net operating loss (“NOL”) carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for the entire balance of the net deferred tax assets at December 31, 2001 and 2000 due to the uncertainty regarding the Company’s ability to generate future taxable income sufficient to utilize the net operating loss carryforwards.

        The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (dollars in thousands, except percent data):

                                              For the Years Ended December 31,
                                      -----------------------------------------------
                                          2001            2000              1999
                                      --------------  -------------    --------------
                                       Amt      %       Amt     %       Amt        %
                                      -----   -----   ------  -----    ------    ----
(Provision) benefit at statutory
  federal income tax rate  ..........$7,341    34.0  $ 6,263   34.0   $(3,558)   34.0
State income tax, net of federal
  income  tax benefit  ..............     -       -      471    2.6      (410)    3.9
Change in valuation allowance  ......(6,921)  (32.1)  (6,242) (33.9)      900    (8.6)
Non-deductible expenses  ............  (420)   (1.9)    (492)  (2.7)     (650)    6.2
Foreign subsidiary  .................     -       -        -      -       888    (8.5)
Other  ..............................     -       -        -      -    (1,047)   10.0
                                      -----   -----   ------  -----    ------   -----
Provision for income taxes  .........$    -       -   $    -      -   $(3,877)   37.0
                                     ======   =====   ======  =====    ======   =====

NOTE 10-EARNINGS PER SHARE

        For the years ended December 31, 2001, 2000 and 1999, the treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data.

        Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                           For the Years Ended December 31,
                                                          ---------------------------------
                                                            2001         2000        1999
                                                          --------     --------    --------
Net income (loss) basic and diluted  ................... $ (21,592)   $ (18,445)  $   4,854
                                                          ========     ========    ========
Number of common shares:
    Weighted average common shares outstanding-basic  ..    21,165       21,165      21,165
    Employee stock options (1)  ........................         -            -         722
                                                          --------     --------    --------
Weighted average common shares outstanding-diluted  ....    21,165       21,165      21,887
                                                          ========     ========    ========
Net income (loss) per common share-basic  .............. $   (1.02)   $   (0.87)  $    0.23
                                                          ========     ========    ========
Net income (loss) per common share-diluted  ............ $   (1.02)   $   (0.87)  $    0.22
                                                          ========     ========    ========

(1)  The  incremental  shares  resulting from the assumed  exercise of options for the years ended 2001 and 2000 would be antidilutive and are therefore excluded from the computation of diluted loss per share.

NOTE 11-FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair market value of financial instruments held by the Company at December 31, 2001 and 2000 are based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement of such financial instruments.

        The fair value of the Company’s Credit Facility is assumed to be equal to its carrying value, as the interest rates approximate market rates. At December 31, 2001 approximately $118.2 million was outstanding under the Credit Facility. At December 31, 2000 approximately $147.1 million was outstanding under the Former Credit Facility.

        The fair value of the Company’s Senior Subordinated Notes was estimated by obtaining the quoted market price. The carrying amount of the Company’s Senior Subordinated Notes was $198.9 million and $198.8 million, at December 31, 2001 and 2000, respectively. The fair value of the Company’s Senior Subordinated Notes as of the same dates was estimated to be $118.0 million and $90.0 million at December 31, 2001 and 2000, respectively.

NOTE 12-COMMITMENTS AND CONTINGENCIES

        Neff, the members of the Company's Board of Directors, two of the Company's principal stockholders and United Rentals, Inc. (“United”) were defendants in at least nine lawsuits filed in the Delaware Court of Chancery in January 2001. All of the suits were filed after Neff announced that it had received a proposal from United to acquire all of the outstanding shares of the Company's Class A common stock held by the public. The plaintiffs in the suits were stockholders of Neff who purported to bring the suits as class actions on behalf of all persons, other than the defendants, who own the Company's Class A common stock. The complaints alleged, among other things, that certain members of the Board of Directors, GE Capital and Santos Fund I, L.P. breached their fiduciary duties to the Company's public shareholders and engaged in self-dealing in negotiating the terms of the United proposal. The plaintiffs sought, among other things, injunctive relief and damages. On February 26, 2001, Neff announced that the United proposal had expired and negotiations with United had terminated. The lawsuits have been dismissed.

        On December 17, 1999, the Company completed the sale of Neff Machinery, Inc. (“Machinery”), a wholly-owned subsidiary of Neff. Neff received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement (the “Agreement”) provides for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the Agreement) and the closing date (on the basis of a balance sheet prepared after closing). Neff takes the position that this provision was designed in general to provide an upward adjustment in the purchase price based on any increase in Machinery’s retained earnings during the period from June 30, 1999 to the closing date.

        Following preparation of a closing date balance sheet, the purchaser told Neff that Neff owed the purchasers an adjustment payment of $20.3 million. Neff responded by informing the purchaser that the purchaser owed Neff additional consideration of $8.8 million. In its response, Neff noted that Machinery had been profitable during the period between June 30, 1999 and the closing date. In fact, a significant portion of the additional consideration Neff claimed it was owed is attributable to Machinery’s earnings during this period. Neff believes that the difference between its position and the purchaser’s position is generally the result of a difference in contract interpretation. Neff’s position is that the Agreement requires all of Machinery’s assets and liabilities to be valued, for purposes of the closing date balance sheet, using the same standards used to prepare the June 30, 1999 pro forma balance sheet. The purchaser’s position is that the Agreement allows many of Machinery’s assets and liabilities to be valued, for purposes of the closing date balance sheet, at the lower of book or market value, irrespective of the valuation standards used to prepare the June 30, 1999 pro forma balance sheet.

        The largest monetary dispute concerns Machinery’s rental fleet. The book value (cost less accumulated depreciation) of the rental fleet as of the closing was approximately $50.5 million. The gross book value of the rental fleet was approximately $63.7 million. Neff’s position is that Machinery’s rental fleet should be measured on the closing date balance sheet at its book value, consistent with Neff’s historical financial statements and the June 30, 1999 pro forma balance sheet. The purchaser argues that Machinery’s rental fleet as of the closing date should be measured at the lower of book value and market, which the purchaser maintains is approximately $14.6 million lower than Neff’s valuation of the rental fleet under GAAP. Neff also disputes the market values assigned by the purchaser to the rental fleet.

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

        The balance of the difference between Neff’s and the purchaser’s claims relates to the following items: (1) The closing date balance sheet prepared by the purchaser includes a reserve for bad debts as of the closing date. Neff maintains that the magnitude of the purchaser’s proposed bad debt reserve is higher than appropriate under GAAP. The difference between Neff’s position on the issue and the purchaser’s position is approximately $2.4 million; (2) The purchaser contends that Machinery’s real estate should be valued on the closing date balance sheet at the lower of book or market value. Neff maintains that, under GAAP, Machinery’s real estate should be stated at book value unless assets are impaired, in which case the assets should be written down to fair market value. Neff further maintains that the assets are not impaired. The difference between Neff’s position on this issue and the purchaser’s position is approximately $2.3 million; and (3) The purchaser has written down a portion of Machinery’s parts inventory for parts it claims are inactive or are obsolete. Neff maintains that the write down is inappropriate because the parts are included on the “active” parts inventory lists of their respective manufacturers as of December 31, 1999, and are required in many cases to be stocked pursuant to agreements with those manufacturers. The difference between Neff’s position on this issue and the purchaser’s position is approximately $2.1 million.

        On May 5, 2000, Neff filed suit in Florida state court, seeking, inter alia, a declaration that the Agreement as written requires that the inventory be valued as of the closing in accordance with GAAP applied on a basis consistent with the Company’s historical financial statements and the June 30, 1999 pro forma balance sheet. In the alternative, Neff sought to have the Agreement reformed to so require. Neff Corp. v. Nortrax Equipment Co. - Southeast, L.L.C., Case No. 00-11524 CA01 (Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida). On or about May 25, 2000, the purchaser filed a motion to stay the litigation and compel arbitration.

        In August 2001, the parties filed a stipulation in which they agreed that all disputes pertaining to the closing balance sheet and the June 30, 1999 pro forma balance sheet will be resolved by an arbitrator selected by the parties (the “Arbitrator”). The Arbitrator will, acting in accordance with the Federal Arbitration Act and the terms of the Agreement, determine whether and to what extent the closing net asset value of Machinery derived from the closing balance sheet requires adjustment and whether the Agreement and the June 30, 1999 pro forma balance sheet should be reformed. Pursuant to the Agreement, the Arbitrator shall refer to a nationally recognized firm of personal property appraisers selected by the parties, or to a real estate appraiser selected by the parties, those items, if any, that it determines are to be valued at market. The parties have each submitted opening statements and replies thereto to the Arbitrator, and in November and December 2001, the Arbitrator held a hearing at which each side presented testimony. The Arbitrator has not yet rendered a decision.

        The Company is are also a party to other pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, the Company does not believe any of these other matters are material to the Company's financial condition or results of operations.

NOTE 13-RELATED PARTY TRANSACTIONS AND OTHER COMMITMENTS

        During 2001, 2000, and 1999 revenues from affiliated companies amounted to approximately $2.5 million, $2.9 million, and $4.6 million, respectively.

Operating Leases

        During 2001, 2000 and 1999 rental expense under operating lease arrangements amounted to approximately $15.6 million, $12.6 million, and $7.3 million, respectively.

        The Company leases real estate, rental equipment and other equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental amounts. As of December 31, 2001, future minimum rental payments under noncancellable operating lease arrangements are as follows for the years ending December 31 (in thousands):

       2002  ............................ $  15,741
       2003  ............................    13,199
       2004  ............................     8,121
       2005  ............................     4,077
       2006  ............................     1,973
            Thereafter  .................     4,052
                                           --------
                                          $  47,163
                                           ========

NOTE 14-SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             For the Years Ended
                                                               December 31,
                                                     -------------------------------
                                                       2001        2000       1999
                                                     --------    --------   --------
                                                            (in thousands)
Supplemental Disclosure of Cash Flow Information
    Cash paid for interest  .......................  $ 33,260    $ 30,896   $ 41,353
                                                     ========    ========   ========
    Cash paid for income taxes  ...................  $      -    $     68   $  1,584
                                                     ========    ========   ========

    Cash paid for acquisitions (note 1):
    Net assets acquired, net of cash  .............  $      -    $      -   $  2,787
    Goodwill  .....................................         -           -      7,963
                                                     --------    --------   --------
    Cash Paid for acquisitions  ...................  $      -    $      -   $ 10,750
                                                     ========    ========   ========

    Branch closure and other related costs (note 1):

    Total branch closure and other related costs...  $  5,702    $      -   $      -
    Non-cash costs   ..............................    (4,390)          -          -
                                                     --------    --------   --------
    Cash paid for branch closure and other
        related costs  ............................  $  1,312    $      -   $      -
                                                     ========    ========   ========

NOTE 15-SUMMARY OF QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

A summary of the quarterly operating results during 2001 and 2000 is as follows (in thousands except per share data):

                                                         2001
                                    ----------------------------------------------
                                      1st          2nd          3rd         4th
                                    --------     --------     --------    --------
Revenues  .........................$  59,195    $  57,662    $  56,648   $  57,497
Gross Profit  .....................   20,553       22,554       22,066      18,555
Net loss  .........................$ (14,737)   $  (1,793)   $  (2,421)  $  (2,641)
                                    ========     ========     ========    ========

Earnings per common share data -
        Basic and diluted:
Net loss ..........................$   (0.70)   $   (0.08)   $   (0.11)  $   (0.12)
                                    ========     ========     ========    ========

                                                          2000
                                   -----------------------------------------------
                                     1st          2nd          3rd         4th
                                   ---------     --------     --------    --------
Revenues ..........................$  59,116    $  62,145    $  72,974   $  65,857
Gross Profit ......................   21,731       23,610       28,785      22,204
Net income (loss) .................$  (3,767)   $  (6,919)   $   1,909   $  (9,668)
                                    ========     ========     ========    ========

Earnings per common share data -
        Basic and diluted:
Net income (loss)  ................$   (0.18)   $   (0.33)   $    0.09   $   (0.46)
                                    ========     ========     ========    ========

        Certain amounts have been reclassified for comparative purposes. During the first quarter of 2001, the Company recognized a $9.1 million charge for the branch closure and other related costs associated with the closure of branches. During the fourth quarter of 2001, a reversal of $3.4 million in branch closure and other related costs was recorded to reflect a change in the Company's branch closure plan (see Note 1). During the fourth quarter of 2000 the tax (provision) benefit previously reported on Form 10-Q for the first, second and third quarters of 2001, was written off due to uncertainty regarding the realization of the net tax benefit.

NOTE 16-SEGMENT INFORMATION

        The Company has historically operated three segments: Neff Rental, Inc. (“Rental”), Machinery and S.A. Argentina. These segments were a result of the historical organization of the Company and the management of its subsidiaries. All of these segments rent and sell industrial and construction equipment, sell parts, merchandise and provide ongoing repair and maintenance service and have therefore been aggregated for disclosure purposes. Rental and Machinery’s operations are conducted in the United States and S.A. Argentina’s operations are conducted in South America. Machinery and S.A. Argentina were sold during the fourth quarter of 1999 (see Note 1).

NOTE 17-SUBSEQUENT EVENTS

         Under the terms of the Credit Facility, the Company has the ability to repurchase its Senior Subordinated Notes subject to certain conditions. In the first quarter of 2002, the Company repurchased Senior Subordinated Notes with a face value of $24.7 million, or 12.3% of the aggregate principal amount of the Senior Subordinated Notes issued by the Company. The Company's Senior Subordinated Notes currently trade at a discount to face value, therefore the Company will recognize a gain on retirement of debt in the first quarter of 2002. The average discount to face value to be recorded by the Company with respect to the Senior Subordinated Notes repurchased to date will be approximately 31.4%, less transaction fees and expenses.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Neff Corp.

We have audited the consolidated financial statements of Neff Corp. and Subsidiaries (the “Company”) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 29, 2002; such financial statements and report are included elsewhere in the Company’s 2001 Annual Report to Stockholders on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 29, 2002

SCHEDULE II

NEFF CORP.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                                      Balance     Charged to                        Balance
                                    at Beginning  Costs and                         at End
                                     of Period    Expenses    Other   Deductions   of Period
                                     --------     --------   -------   --------    --------
Year ended December 31, 2001:
Allowance for doubtful accounts ....$   3,323   $   1,643  $       -  $  (2,019)  $   2,947
                                     ========    ========    =======   ========    ========
Deferred tax valuation allowance....$   6,242   $   6,921  $       -  $       -   $  13,163
                                     ========    ========    =======   ========    ========
Year ended December 31, 2000:
Allowance for doubtful accounts ....$   2,904   $   2,795  $       -  $  (2,376)  $   3,323
                                     ========    ========    =======   ========    ========
Deferred tax valuation allowance ...$       -   $   6,242  $       -  $       -   $   6,242
                                     ========    ========    =======   ========    ========
Year ended December 31, 1999:
Allowance for doubtful accounts ....$   3,229   $   2,317  $       -  $  (2,642)  $   2,904
                                     ========    ========    =======   ========    ========
Deferred tax valuation allowance ...$     900   $       -  $       -  $    (900)  $       -
                                     ========    ========    =======   ========    ========

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

  Financial Statements.

  For a complete list of the financial statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules in Item 8 on Page 27.

  Financial Statements Schedules.

  The following financial statement schedules are filed with this Annual Report on Form 10-K:

  See Index to Financial Statements and Schedules in Item 8 on Page 27.

  Exhibits.

  Information with respect to this item is contained in Item 14(c) hereof.

         (b)         Reports on 8-K

               During the last quarter of the period covered by this Annual Report, no reports on Form 8-K were filed.

         (c)        Exhibits

         The following exhibits are filed with this Annual Report on Form 10-K

         Number        Description
         10.1          Loan and Security Agreement dated as of December 19, 2001, by and among Neff Corp., Neff Rental, Inc., Various                                                Lenders and Fleet Capital Corporation, as Agent.

           10.2             Amended and Restated Employment Agreement dated as of December 31, 2001, by and between Neff Corp. and Peter Gladis.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEFF CORP.

Date: March 29, 2002                                                                          /s/Mark H. Irion
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

Signature                    Title                             Date
-------------------          ----------------------            ----------------

/s/ Juan Carlos Mas          President,
-------------------          Chief Executive Officer,
Juan Carlos Mas              Director                          March  29, 2002

/s/ Mark H. Irion            Chief Financial Officer           March  29, 2002
-------------------
Mark H. Irion

/s/ Jorge Mas                Chairman of the Board             March  29, 2002
-------------------
Jorge Mas

/s/ Arthur B. Laffer         Director                          March  29, 2002
-------------------
Arthur B. Laffer

/s/ Steven Scheiwe           Director                          March  29, 2002
------------------
Steven Sheiwe

/s/ Jose Ramon Mas           Director                          March  29, 2002
------------------
Jose Ramon Mas

/s/ Michael Markbreiter      Director                          March  29, 2002
-----------------------
Michael Markbreiter

LOAN AND SECURITY AGREEMENT

     THIS LOAN AND SECURITY AGREEMENT is made on December 19, 2001, by and among NEFF CORP. (“Neff”), a Delaware corporation, and NEFF RENTAL, INC. (“Rental”), a Florida corporation, each with its chief executive office and principal place of business at 3750 N.W. 87th Avenue, Suite 400, Miami, Florida 33178 (Neff and Rental being referred to collectively as “Borrowers,” and individually as a “Borrower”); the various financial institutions listed on the signature pages hereof and their respective successors and permitted assigns which become “Lenders” as provided herein; FLEET CAPITAL CORPORATION, a Rhode Island corporation with an office at 300 Galleria Parkway, Suite 800, Atlanta, Georgia 30339, in its capacity as collateral and administrative agent for the Lenders pursuant to Section 12 hereof (together with its successors in such capacity, “Agent”); GECC CAPITAL MARKETS GROUP, INC., a Delaware corporation, in its capacity as syndication agent for the Lenders (in such capacity, “Syndication Agent”); and FLEET SECURITIES, INC., a Delaware corporation, and GECC CAPITAL MARKETS GROUP, INC., a Delaware corporation, in their joint capacities as co-lead arrangers (in such capacities, the “Co-Lead Arrangers”). Capitalized terms used in this Agreement have the meanings assigned to them in Appendix A, General Definitions.

Recitals:

     Each Borrower has requested that Lenders make available a revolving credit and letter of credit facility to Borrowers, which shall be used by Borrowers to refinance their existing senior secured debt, to finance repurchases of certain of their Senior Subordinated Notes (as hereinafter defined) and to finance their mutual and collective enterprise of owning and operating equipment rental facilities, selling equipment and equipment parts and providing equipment repair and maintenance services. In order to utilize the financial powers of each Borrower in the most efficient and economical manner, and in order to facilitate the financing of each Borrower’s needs, Lenders will, at the request of any Borrower, make loans to Borrowers under a revolving credit facility on a combined basis and in accordance with the provisions hereinafter set forth. Borrowers’ business is a mutual and collective enterprise and Borrowers believe that the consolidation of all revolving credit loans under this Agreement will enhance the aggregate borrowing powers of each Borrower and ease the administration of their revolving credit loan relationship with Lenders, all to the mutual advantage of Borrowers. Lenders’ willingness to extend credit to Borrowers and to administer each Borrower’s collateral security therefor, on a combined basis as more fully set forth in this Agreement, is done solely as an accommodation to Borrowers and at Borrowers’ request in furtherance of Borrowers’ mutual and collective enterprise.

     Each Borrower has agreed to guarantee the obligations of each of the other Borrowers under this Agreement and each of the other Loan Documents.

     NOW, THEREFORE, for Ten Dollars ($10.00) and other good and valuable consideration, the parties hereto hereby agree as follows:

SECTION   1.      CREDIT FACILITIES

     Subject to the terms and conditions of, and in reliance upon the representations and warranties made in this Agreement and the other Loan Documents, Lenders severally agree to the extent and in the manner hereinafter set forth to make their respective Pro Rata shares of the Commitments available to Borrowers, in an aggregate amount up to $200,000,000, as follows:

1.1.      Revolver Commitment.

     1.1.1.      Revolver Loans.      Each Lender agrees, severally to the extent of its Revolver Commitment and not jointly with the other Lenders, upon the terms and subject to the conditions set forth herein, to make Revolver Loans to Borrowers on any Business Day during the period from the date hereof through the Business Day before the last day of the Original Term, not to exceed in aggregate principal amount outstanding at any time such Lender’s Revolver Commitment at such time, which Revolver Loans may be repaid and reborrowed in accordance with the provisions of this Agreement; provided, however, that Lenders shall have no obligation to Borrowers whatsoever to make any Revolver Loan on or after the Commitment Termination Date or if at the time of the proposed funding thereof the aggregate principal amount of all of the Revolver Loans and Pending Revolver Loans then outstanding exceeds, or would exceed after the funding of such Revolver Loan, the Borrowing Base. Each Borrowing of Revolver Loans shall be funded by Lenders on a Pro Rata basis in accordance with their respective Revolver Commitments (except for Fleet with respect to Settlement Loans). The Revolver Loans shall bear interest as set forth in Section 2.1. hereof. Each Revolver Loan shall, at the option of Borrowers, be made or continued as, or converted into, part of one or more Borrowings that, unless specifically provided herein, shall consist entirely of Base Rate Loans or LIBOR Loans.

     1.1.2.      Out-of-Formula Loans.      If the unpaid balance of Revolver Loans outstanding at any time should exceed the Borrowing Base at such time (an “Out-of-Formula Condition”), such Revolver Loans shall nevertheless constitute Obligations that are secured by the Collateral and entitled to all of the benefits of the Loan Documents. In the event that Lenders are willing in their sole and absolute discretion to make Out-of-Formula Loans, such Out-of-Formula Loans shall be payable on demand and shall bear interest as provided in Section 2.1.5 of this Agreement.

     1.1.3.      Use of Proceeds.      The proceeds of the Revolver Loans shall be used by Borrowers solely for one or more of the following purposes: (i) to repay all of Borrowers’ current outstanding indebtedness under the Existing Credit Agreement; (ii) to finance one or more repurchases by Borrowers of Senior Subordinated Notes at any time the Senior Subordinated Note Repurchase Conditions are satisfied; (iii)  to pay the fees and transaction expenses associated with the closing of the transactions described herein; (iv) to pay any of the Obligations; and (v) to make expenditures for working capital and other lawful general corporate purposes of Borrowers to the extent such expenditures are not prohibited by this Agreement or Applicable Law. In no event may any Revolver Loan proceeds be used by Borrowers to make a contribution to the equity of any Subsidiary, to purchase or to carry, or to reduce, retire or refinance any Debt incurred to purchase or carry, any Margin Stock or for any related purpose that violates the provisions of Regulations T, U or X of the Board of Governors.

     1.1.4.     Revolver Notes.      Borrowers shall execute and deliver to Agent on behalf of each Lender, on the Closing Date, a Revolver Note in the form of Exhibit A attached hereto and made a part hereof (each such Revolver Note, together with any new notes issued pursuant to Section 13.3.2 upon the assignment of any portion of any Lender’s Loans, being hereinafter referred to collectively as the “Revolver Notes” and each of such notes being hereinafter referred to individually as a “Revolver Note”), which shall be in the face amount of such Lender’s Revolver Commitment and which shall evidence all Revolver Loans (other than Settlement Loans) made by such Lender to Borrowers pursuant to the Agreement. The Revolver Loans made by each Lender and interest accruing thereon shall be evidenced by the records of Agent and such Lender and by the Revolver Note payable to such Lender (or the assignee of such Lender). All outstanding principal amounts and accrued interest under the Revolver Notes shall be due and payable as set forth in Section 4.2 hereof.

     1.1.5.      Voluntary Reductions of Revolver Commitments.      Borrowers shall have the right to reduce the amount of the Revolver Commitments at any time and from time to time in amounts of not less than $5,000,000 and in integral multiples of $1,000,000 in excess thereof, upon not less than 3 Business Days prior written notice to Agent of such reduction, which notice shall specify the effective date thereof and the amount of any such reduction. Any such notice shall be irrevocable once given and effective only upon receipt by Agent. Agent shall promptly transmit such notice to each Lender. Borrowers shall pay all interest and fees then due on the amount of the Revolver Commitment reduction accrued to the date of such reduction of the Revolver Commitments to Agent for the Pro Rata benefit of the Lenders, and if the Revolver Commitments are reduced by Borrowers pursuant to this Section during the first Loan Year for any reason other than a Permitted Change of Control, Borrowers shall pay to Agent, for the Pro Rata benefit of Lenders, as liquidated damages for the loss of the bargain and not as a penalty, an amount equal to 1.0% of the total amount of the reduction in the Revolver Commitments. If Borrowers are required to pay any outstanding LIBOR Loans prior to the end of the applicable Interest Period therefore pursuant to Section 2.1.3 by reason of a voluntary reduction of the Revolver Commitments pursuant to this Section, then Borrowers shall indemnify each Lender against the losses, costs and expenses incurred by such Lender as described in Section 2.9 hereof.

1.2.      Reserved.

1.3.      LC Facility.

     1.3.1.      Procurement of Letters of Credit.     During the period from the date hereof to (but excluding) the 30th day prior to the last day of the Original Term, and provided no Default or Event of Default exists, Fleet agrees to establish the LC Facility pursuant to which Fleet shall procure from Bank one or more Letters of Credit on Borrowers’ request therefor from time to time, subject to the following terms and conditions:

(i)      Each Borrower acknowledges that Bank’s willingness to issue any Letter of Credit is conditioned upon Bank’s receipt of (A) the LC Support duly executed and delivered to Bank by Fleet, (B) an LC Application with respect to the requested Letter of Credit and (C) such other instruments and agreements as Bank may customarily require for the issuance of a letter of credit of equivalent type and amount as the requested Letter of Credit. Fleet shall only have an obligation to execute any LC Support or to join with Borrowers in executing an LC Application if (x) Fleet receives an LC Request from Borrowers at least 3 Business Days prior to the date on which Borrowers desire to submit such LC Application to Bank and (y) each of the LC Conditions is satisfied on the date of Fleet’s receipt of the LC Request and at the time of the requested execution of the LC Application. Any Letter of Credit issued on the Closing Date shall be for an amount in Dollars that is greater than $250,000. In no event shall Fleet or any other Lender have any liability or obligation to Borrowers or any Subsidiary for any failure or refusal by Bank to issue, for Bank’s delay in issuing, or for any error of Bank in issuing any Letter of Credit.

(ii)      Letters of Credit may be requested by Borrowers only if they are to be used (a) to support obligations of Borrowers incurred in the Ordinary Course of Business of Borrowers or (b) for such other purposes as Agent and Lenders may approve from time to time in writing.

(iii)     Borrowers shall comply with all of the terms and conditions imposed on Borrowers by Bank, whether such terms and conditions are contained in an LC Application or in any agreement with respect thereto, and subject to the rights of Bank, Fleet shall have the same rights and remedies that Bank has under any agreements that Borrowers may have with Bank in addition to any rights and remedies contained in any of the Loan Documents. Borrowers agree to reimburse Bank for any draw under any Letter of Credit as hereinafter provided, and to pay Bank the amount of all other liabilities and obligations payable to Bank under or in connection with any Letter of Credit immediately when due, irrespective of any claim, setoff, defense or other right that Borrowers may have at any time against Bank or any other Person. If Fleet shall pay any amount under a LC Support with respect to any Letter of Credit, then Borrowers shall pay to Fleet, in Dollars on the first Business Day following the date on which payment was made by Fleet under such LC Support (the “Reimbursement Date”), an amount equal to the amount paid by Lender under such LC Support together with interest from and after the Reimbursement Date until payment in full is made by Borrowers at the Default Rate for Revolver Loans constituting Base Rate Loans. Until Fleet has received payment from Borrowers in accordance with the foregoing provisions of this clause (iii), Fleet, in addition to all of its other rights and remedies under this Agreement, shall be fully subrogated to (A) the rights and remedies of Bank as issuer of the Letter of Credit under any agreement with Borrowers relating to the issuance of such Letter of Credit, and (B) the rights and remedies of each beneficiary under such Letter of Credit whose claims against Borrowers has been discharged with the proceeds of such Letter of Credit. Whether or not Borrowers submit any Notice of Borrowing to Agent, Borrowers shall be deemed to have requested from Lenders a Borrowing of Base Rate Loans in an amount necessary to pay to Fleet all amounts due Fleet on any Reimbursement Date and each Lender agrees to fund its Pro Rata share of such Borrowing whether or not any Default or Event of Default has occurred or exists, the Commitments have been terminated, the funding of the Borrowing deemed requested by Borrowers would result in, or increase the amount of, any Out-of-Formula Condition, or any of the conditions set forth in Section 10 hereof are not satisfied.

(iv)      Borrowers assume all risks of the acts, omissions or misuses of any Letter of Credit by the beneficiary thereof. The obligation of Borrowers to reimburse Fleet for any payment made by Fleet under the LC Support shall be absolute, unconditional and irrevocable and shall be paid without regard to any lack of validity or enforceability of any Letter of Credit, the existence of any claim, setoff, defense or other right which Borrowers may have at any time against a beneficiary of any Letter of Credit, or improper honor by Bank of any draw request under a Letter of Credit. If presentation of a demand, draft, certificate or other document does not comply with the terms of a Letter of Credit and Borrowers contends that, as a consequence of such noncompliance it has no obligation to reimburse Bank for any payment made with respect thereto, Borrowers shall nevertheless be obligated to reimburse Fleet for any payment made under the LC Support with respect to such Letter of Credit, but without waiving any claim Borrowers may have against Bank in connection therewith. All disputes regarding any Letter of Credit shall be resolved by Borrowers directly with Bank.

(v)      No Letter of Credit shall be extended or amended in any material respect, unless all of the LC Conditions are met as though a new Letter of Credit were being requested and issued.

(vi)      Borrowers hereby authorize and direct Bank to deliver to Fleet all instruments, documents and other writings and Property received by Bank pursuant to or in connection with any Letter of Credit and to accept and rely upon Fleet’s instructions and agreements with respect to all matters arising in connection with such Letter of Credit and the related LC Application.

     1.3.2.      Participations.

(i)      Immediately upon the issuance by Bank of any Letter of Credit, each Lender (other than Fleet) shall be deemed to have irrevocably and unconditionally purchased and received from Fleet, without recourse or warranty, an undivided interest and participation equal to the Pro Rata share of such Lender (a “Participating Lender”) in all LC Obligations arising in connection with such Letter of Credit and any security therefor or guaranty pertaining thereto, but in no event greater than an amount which, when added to such Lender’s Pro Rata share of all Revolver Loans and LC Obligations then outstanding, equals such Lender’s Revolver Commitment.

(ii)      If Fleet makes any payment under an LC Support and Borrowers do not repay or cause to be repaid the amount of such payment on the Reimbursement Date, Fleet shall promptly notify Agent, which shall promptly notify each Participating Lender, of such payment and each Participating Lender shall promptly (and in any event within 1 Business Day after its receipt of notice from Agent) and unconditionally pay to Agent, for the account of Fleet, in immediately available funds, the amount of such Participating Lender’s Pro Rata share of such payment, and Agent shall promptly pay such amounts to Fleet. If a Participating Lender does not make its Pro Rata share of the amount of such payment available to Agent on a timely basis as herein provided, such Participating Lender agrees to pay to Agent for the account of Fleet, forthwith on demand, such amount together with interest thereon at the Federal Funds Rate until paid. The failure of any Participating Lender to make available to Agent for the account of Fleet such Participating Lender’s Pro Rata share of the LC Obligations shall not relieve any other Participating Lender of its obligation hereunder to make available to Agent its Pro Rata share of the LC Obligations, but no Participating Lender shall be responsible for the failure of any other Participating Lender to make available to Agent its Pro Rata share of the LC Obligations on the date such payment is to be made.

(iii)      Whenever Fleet receives a payment on account of the LC Obligations, including any interest thereon, as to which Agent has previously received payments from any Lender for the account of Fleet, Fleet shall promptly pay to each Participating Lender which has funded its participating interest therein, in immediately available funds, an amount equal to such Participating Lender’s Pro Rata share thereof.

(iv)      The obligation of each Participating Lender to make payments to Agent for the account of Fleet in connection with Fleet’s payment under an LC Support shall be absolute, unconditional and irrevocable, not subject to any counterclaim, setoff, qualification or exception whatsoever (other than for Fleet’s gross negligence or willful misconduct), and shall be made in accordance with the terms and conditions of this Agreement under all circumstances and irrespective of whether or not Borrowers may assert or have any claim for any lack of validity or unenforceability of this Agreement or any of the other Loan Documents; the existence of any Default or Event of Default; any draft, certificate or other document presented under a Letter of Credit having been determined to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; the existence of any setoff or defense any Obligor may have with respect to any of the Obligations; or the termination of the Commitments.

(v)      Neither Fleet nor any of its officers, directors, employees or agents shall be liable to any Participating Lender for any action taken or omitted to be taken under or in connection with any of the LC Documents except as a result of actual gross negligence or willful misconduct on the part of Fleet. Fleet does not assume any responsibility for any failure or delay in performance or breach by Borrowers or any other Person of any of its obligations under any of the LC Documents. Fleet does not make to Participating Lenders any express or implied warranty, representation or guaranty with respect to the Collateral, the LC Documents, or any Obligor. Fleet shall not be responsible to any Participating Lender for any recitals, statements, information, representations or warranties contained in, or for the execution, validity, genuineness, effectiveness or enforceability of or any of the LC Documents; the validity, genuineness, enforceability, collectibility, value or sufficiency of any of the Collateral or the perfection of any Lien therein; or the assets, liabilities, financial condition, results of operations, business, creditworthiness or legal status of Borrowers or any other Obligor or any Account Debtor. In connection with its administration of and enforcement of rights or remedies under any of the LC Documents, Fleet shall be entitled to act, and shall be fully protected in acting upon, any certification, notice or other communication in whatever form believed by Fleet, in good faith, to be genuine and correct and to have been signed, sent or made by a proper Person. Fleet may consult with and employ legal counsel, accountants and other experts and to advise it concerning its rights, powers and privileges under the LC Documents and shall be entitled to act upon, and shall be fully protected in any action taken in good faith reliance upon, any advice given by such experts. Fleet may employ agents and attorneys-in-fact in connection with any matter relating to the LC Documents and shall not be liable for the negligence, default or misconduct of any such agents or attorneys-in-fact selected by Fleet with reasonable care. Fleet shall not have any liability to any Participating Lender by reason of Fleet’s refraining to take any action under any of the LC Documents without having first received written instructions from the Required Lenders to take such action.

(vi)      Upon the request of any Participating Lender, Fleet shall furnish to such Participating Lender copies (to the extent then available to Fleet) of each outstanding Letter of Credit and related LC Application and all other documentation pertaining to such Letter of Credit as may be in the possession of Fleet and reasonably requested from time to time by such Participating Lender.

     1.3.3.      Cash Collateral Account.      If any LC Obligations, whether or not then due or payable, shall for any reason be outstanding (i) at any time when an Event of Default has occurred and is continuing, (ii) on any date that Availability is less than zero, or (iii) on or at any time after the Commitment Termination Date, then Borrowers shall, on Fleet’s or Agent’s request, forthwith deposit with Agent, in cash, an amount equal to 105% of the aggregate amount of LC Obligations. If Borrowers fail to make such deposit on the first Business Day following Agent’s or Fleet’s demand therefor, Lenders may (and shall upon direction of the Required Lenders) advance such amount as Revolver Loans (whether or not an Out-of-Formula Condition is created thereby). Such cash (together with any interest accrued thereon) shall be held by Agent in the Cash Collateral Account and may be invested, in Agent’s discretion, in Cash Equivalents. Each Borrower hereby pledges to Agent and grants to Agent a security interest in, for the benefit of Agent in such capacity and for the Pro Rata benefit of Lenders, all Cash Collateral held in the Cash Collateral Account from time to time and all proceeds thereof, as security for the payment of all Obligations, whether or not then due or payable. From time to time after cash is deposited in the Cash Collateral Account, Agent may apply Cash Collateral then held in the Cash Collateral Account to the payment of any amounts, in such order as Agent may elect, as shall be or shall become due and payable by Borrowers to Agent or any Lender with respect to the LC Obligations. Neither Borrowers nor any other Person claiming by, through or under or on behalf of a Borrower shall have any right to withdraw any of the Cash Collateral held in the Cash Collateral Account, including any accrued interest, provided that if such Cash Collateral is being held by Agent pursuant to clause (i) or (ii) above and the condition set forth in such clause ceases to exist, or upon termination or expiration of all Letters of Credit and the payment and satisfaction of all of the LC Outstandings, any Cash Collateral remaining in the Cash Collateral Account shall be returned to Borrowers unless an Event of Default then exists (in which event Agent may apply such Cash Collateral to the payment of any other Obligations outstanding, with any surplus to be turned over to Borrowers).

     1.3.4.     Indemnifications.

(i)      In addition to any other indemnity which Borrowers may have to Agent or any Lender under any of the other Loan Documents and without limiting such other indemnification provisions, each Borrower hereby agrees to indemnify and defend each of the Agent Indemnitees and Lender Indemnitees and to hold each of the Agent Indemnitees and Lender Indemnitees harmless from and against any and all Claims which any of the Agent Indemnitees or any of the Lender Indemnitees may (other than as the result of their own gross negligence or willful misconduct) incur or be subject to as a consequence, directly or indirectly, of (a) the issuance of, payment or failure to pay or any performance or failure to perform under any Letter of Credit or LC Support or (b) any suit, investigation or proceeding as to which Agent or any Lender is or may become a party to as a consequence, directly or indirectly, of the issuance of any Letter of Credit or any LC Support or the payment or failure to pay thereunder.

(ii)      Each Participating Lender agrees to indemnify and defend each of the Fleet Indemnitees (to the extent the Fleet Indemnitees are not reimbursed by Borrowers or any other Obligor, but without limiting the indemnification obligations of Borrowers under this Agreement), on a Pro Rata basis, from and against any and all Claims which may be imposed on, incurred by or asserted against any of the Fleet Indemnitees in any way related to or arising out of Fleet’s administration or enforcement of rights or remedies under any of the LC Documents or any of the transactions contemplated thereby (including costs and expenses which Borrowers are obligated to pay under Section 14.2 hereof), provided that no Participating Lender shall be liable to any of the Fleet Indemnitees for any of the foregoing to the extent that they result solely from the willful misconduct or gross negligence of such Fleet Indemnitees.

SECTION   2.      INTEREST,  FEES AND CHARGES

2.1.      Interest.

     2.1.1.      Rates of Interest.      Borrowers agree to pay interest in respect of all unpaid principal amounts of the Revolver Loans from the respective dates such principal amounts are advanced until paid (whether at stated maturity, on acceleration or otherwise) at a rate per annum equal to the applicable rate indicated below:

(i)      for Revolver Loans made or outstanding as Base Rate Loans, the Applicable Margin plus the Base Rate in effect from time to time; or

(ii)      for Revolver Loans made or outstanding as LIBOR Loans, the Applicable Margin plus the relevant Adjusted LIBOR Rate for the applicable Interest Period selected by Borrowers in conformity with this Agreement. Upon determining the Adjusted LIBOR Rate for any Interest Period requested by Borrowers, Agent shall promptly notify Borrowers thereof by telephone and, if so requested by Borrowers, confirm the same in writing. Such determination shall, absent manifest error, be final, conclusive and binding on all parties and for all purposes. The applicable rate of interest for all Loans (or portions thereof) bearing interest based upon the Base Rate shall be increased or decreased, as the case may be, by an amount equal to any increase or decrease in the Base Rate, with such adjustments to be effective as of the opening of business on the day that any such change in the Base Rate becomes effective. Interest on each Loan shall accrue from and including the date on which such Loan is made, converted to a Loan of another Type or continued as a LIBOR Loan to (but excluding) the date of any repayment thereof; provided, however, that, if a Loan is repaid on the same day made, one day’s interest shall be paid on such Loan. The Base Rate on the date hereof is 4.75% per annum and, therefore, the rate of interest in effect hereunder on the date hereof, expressed in simple interest terms, is 7.00% per annum with respect to any portion of the Revolver Loans bearing interest as a Base Rate Loan. The Adjusted LIBOR Rate for a 30-day Interest Period on the date hereof is 1.92% per annum and, therefore, the rate of interest in effect hereunder on the date hereof, expressed in simple interest terms, is 5.17% per annum with respect to any portion of the Revolver Loans bearing interest as a LIBOR Loan with a 30 day Interest Period.

2.1.2     Conversions and Continuations.

(i)     Borrowers may on any Business Day, subject to the giving of a proper Notice of Conversion/Continuation as hereinafter described, elect (A) to continue all or any part of a LIBOR Loan by selecting a new Interest Period therefor, to commence on the last day of the immediately preceding Interest Period, or (B) to convert all or any part of a Loan of one Type into a Loan of another Type; provided, however, that no outstanding Loans may be converted into or continued as LIBOR Loans when any Default or Event of Default exists. Any conversion of a LIBOR Loan into a Base Rate Loan shall be made on the last day of the Interest Period for such LIBOR Loan. Any conversion or continuation made with respect to less than the entire outstanding balance of the Revolver Loans, must be allocated among Lenders on a Pro Rata basis, and the Interest Period for Loans converted into or continued as LIBOR Loans shall be coterminous for each Lender.

(ii)      Whenever Borrowers desire to convert or continue Loans under Section 2.1.2(i), Borrowers shall give Agent written notice (or telephonic notice promptly confirmed in writing) substantially in the form of Exhibit C, signed by an authorized officer of Neff, at least 1 Business Day before the requested conversion date, in the case of a conversion into Base Rate Loans, and at least 3 Business Days before the requested conversion or continuation date, in the case of a conversion into or continuation of LIBOR Loans. Promptly after receipt of a Notice of Conversion/Continuation, Agent shall notify each Lender in writing of the proposed conversion or continuation. Each such Notice of Conversion/Continuation shall be irrevocable and shall specify the aggregate principal amount of the Loans to be converted or continued, the date of such conversion or continuation (which shall be a Business Day) and whether the Loans are being converted into or continued as LIBOR Loans (and, if so, the duration of the Interest Period to be applicable thereto) or Base Rate Loans. If, upon the expiration of any Interest Period in respect of any LIBOR Loans, Borrowers shall have failed to deliver the Notice of Conversion/Continuation, Borrowers shall be deemed to have elected to convert such LIBOR Loans to Base Rate Loans.

2.1.3.      Interest Periods.      In connection with the making or continuation of, or conversion into, each Borrowing of LIBOR Loans, Borrowers shall select an interest period (each an “Interest Period”) to be applicable to such LIBOR Loan, which interest period shall commence on the date such LIBOR Loan is made and shall end on a numerically corresponding day in the first, second, third or sixth month thereafter (or such other day as all Lenders agree); provided, however, that:

(i)      the initial Interest Period for a LIBOR Loan shall commence on the date of such Borrowing (including the date of any conversion from a Loan of another Type) and each Interest Period occurring thereafter in respect of such Revolver Loan shall commence on the date on which the next preceding Interest Period expires;

(ii)      if any Interest Period would otherwise expire on a day that is not a Business Day, such Interest Period shall expire on the next succeeding Business Day, provided that, if any Interest Period in respect of LIBOR Loans would otherwise expire on a day that is not a Business Day but is a day of the month after which no further Business Day occurs in such month, such Interest Period shall expire on the next preceding Business Day;

(iii)      any Interest Period that begins on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period shall expire on the last Business Day of such calendar month;

(iv)      no Interest Period with respect to any portion of principal of a Loan shall extend beyond a date on which Borrowers are required to make a scheduled payment of such portion of principal; and

(v)      no Interest Period shall extend beyond the last day of the Original Term.

2.1.4.      Interest Rate Not Ascertainable.      If Agent shall determine (which determination shall, absent manifest error, be final, conclusive and binding upon all parties) that on any date for determining the Adjusted LIBOR Rate for any Interest Period, by reason of any changes arising after the date of this Agreement affecting the London interbank market or any Lender’s position in such market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition of Adjusted LIBOR Rate, then, and in any such event, Agent shall forthwith give notice (by telephone confirmed in writing) to Borrowers of such determination. Until Agent notifies Borrowers that the circumstances giving rise to the suspension described herein no longer exist, the obligation of Lenders to make LIBOR Loans shall be suspended, and such affected Loans then outstanding shall, at the end of the then applicable Interest Period or at such earlier time as may be required by Applicable Law, bear the same interest as Base Rate Loans.

2.1.5.      Default Rate of Interest.      Borrowers shall pay interest at a rate per annum equal to the Default Rate (i) with respect to the principal amount of any portion of the Obligations (and, to the extent permitted by Applicable Law, all past due interest) that is not paid on the due date thereof (whether due at stated maturity, on demand, upon acceleration or otherwise) until paid in full; (ii) with respect to the principal amount of all of the Obligations (and, to the extent permitted by Applicable Law, all past due interest) upon the earlier to occur of (x) Borrowers’ receipt of notice from Agent of the Required Lenders’ election to charge the Default Rate based upon the existence of any Default or Event of Default (which notice Agent shall send only with the consent or at the direction of the Required Lenders), whether or not acceleration or demand for payment of the Obligations has been made or (y) the commencement by or against Borrower of an Insolvency Proceeding whether or not under the circumstances described in clauses (i) or (ii) hereof Lender elects to accelerate the maturity or demand payment of any of the Obligations; and (iii) with respect to the principal amount of any Out-of-Formula Loans, whether or not demand for payment thereof has been made by Agent. To the fullest extent permitted by Applicable Law, the Default Rate shall apply and accrue on any judgment entered with respect to any of the Obligations and to the unpaid principal amount of the Obligations during any Insolvency Proceeding of a Borrower. Borrowers acknowledge that the cost and expense to Agent and each Lender attendant upon the occurrence of an Event of Default are difficult to ascertain or estimate and that the Default Rate is a fair and reasonable estimate to compensate Agent and Lender for such added cost and expense. Interest accrued at the Default Rate shall be due and payable on demand.

2.2.      Fees.      In consideration of Lender's establishment of the Commitments in favor of Borrowers, and Agent's agreement to serve as collateral and administrative agent hereunder, Borrowers agree to pay the following fees:

      2.2.1.      Closing Fee.      Borrowers shall pay to Agent a closing fee in the amount set forth in the Fee Letter, which fee shall be paid on the Closing Date.

     2.2.2.      Unused Line Fee.      Borrowers shall pay to Agent for the Pro Rata benefit of Lenders a fee equal to (i) .625% per annum multiplied by the aggregate amount of Commitments for each day during which the Revolver Loan Balance is equal to or less than 50% of the aggregate Commitments and (ii) .50%per annum multiplied by the aggregate amount of Commitments for each day during which the Revolver Loan Balance is greater than 50% of the aggregate Commitments, such fee to be paid on the first day of each Fiscal Quarter for the immediately preceding Fiscal Quarter; provided, that if the Commitments are terminated on a day other than the first day of a Fiscal Quarter, then any such fee payable for the Fiscal Quarter in which termination shall occur shall be paid on the effective date of such termination.

     2.2.3.      LC Facility Fees.      Borrowers shall pay: (i) to Agent, through its Treasury and International Services Group, for the ratable account of each Lender for Letters of Credit, the Applicable Margin in effect for LIBOR Loans on a per annum basis (and at any time an Event of Default exists, the Default Rate) based on the face amount of all Letters of Credit outstanding, payable quarterly, in arrears, on the first Business Day of the following month, (ii) to Agent, through its Treasury and International Services Group, for its own account a standby Letter of Credit fronting fee of 0.125% based on the amount available to be drawn under each standby Letter of Credit outstanding, payable in advance upon issuance of each standby Letter of Credit, upon any increase by amendment of any Letter of Credit and upon each renewal thereof, and (iii) to Bank for its own account all normal and customary charges associated with the issuance, amending, negotiating, processing and administration of standby and documentary Letters of Credit.

     2.2.4.      Audit and Appraisal Fees.      Borrowers shall reimburse Agent for all reasonable costs and expenses incurred by Agent or its designees or agents in connection with audits and appraisals of any Obligor’s books and records and such other matters pertaining to any Obligor or any Collateral as Agent shall deem appropriate. Borrowers shall reimburse Agent and its designees or agents for all reasonable costs and expenses incurred by Agent in connection with appraisals of any Collateral as Agent shall deem appropriate and shall pay to Agent the Agent’s standard per diem rate for each day that an employee or agent of Agent shall be engaged in an examination or review of a Borrower’s books and records.

     2.2.5.      Agency Fee.      In consideration of Fleet's service as Agent hereunder, Borrowers shall pay to Agent an agency fee in the amount and on the dates specified in the Fee Letter.

     2.2.6.      General Provisions.      All fees shall be fully earned by the identified recipient thereof pursuant to the foregoing provisions of this Agreement on the due date thereof (and, in the case of Letters of Credit, upon each issuance, renewal or extension of such Letter of Credit) and, except as otherwise set forth herein or required by Applicable Law, shall not be subject to rebate, refund or proration. All fees provided for in Section 2.2 are and shall be deemed to be compensation for services and are not, and shall not be deemed to be, interest or any other charge for the use, forbearance or detention of money.

2.3.      Computation of Interest and Fees.      All fees and other charges provided for in this Agreement that are calculated as a per annum percentage of any amount and all interest shall be calculated daily and shall be computed on the actual number of days elapsed over a year of 360 days. For purposes of computing interest and other charges hereunder, all Payment Items and other forms of payment received by Agent shall be deemed applied by Agent on account of the Obligations (subject to final payment of such items) on the Business Day that Agent receives such items in immediately available funds in the Payment Account, and Agent shall be deemed to have received such Payment Item on the date specified in Section 4.7 hereof.

2.4.     Reimbursement Obligations.

2.4.1.      Borrowers shall reimburse Agent and Syndication Agent and, during any period that an Event of Default then exists, each Lender, for all reasonable legal, accounting, appraisal and other reasonable fees and out-of-pocket expenses incurred by Agent, Syndication Agent or any Lender in connection with (i) the negotiation and preparation of any of the Loan Documents, any amendment or modification thereto, any waiver of any Default or Event of Default thereunder, or any restructuring or forbearance with respect thereto; (ii) the administration of the Loan Documents and the transactions contemplated thereby, to the extent that such fees and expenses are expressly provided for in this Agreement or any of the other Loan Documents; (iii) action taken to perfect or maintain the perfection or priority of any of Agent’s Liens with respect to any of the Collateral; (iv) any effort to verify, protect, preserve, or restore any of the Collateral or to collect, sell, liquidate or otherwise dispose of or realize upon any of the Collateral; (v) any litigation, contest, dispute, suit, proceeding or action (whether instituted by or against Agent, any Lender, any Obligor or any other Person) in any way arising out of or relating to any of the Collateral (or the validity, perfection or priority of any of Agent’s Liens thereon), any of the Loan Documents or the validity, allowance or amount of any of the Obligations; (vi) the protection or enforcement or any rights or remedies of Agent or any Lender in any Insolvency Proceeding; and (vii) any other action taken by Agent or any Lender to enforce any of the rights or remedies of Agent or such Lender against any Obligor or any Account Debtors to enforce collection of any of the Obligations or payments with respect to any of the Collateral. All amounts chargeable to Borrowers under this Section 2.4 shall constitute Obligations that are secured by all of the Collateral and shall be payable on demand to Agent. Borrowers shall also reimburse Agent for expenses incurred by Agent in its administration of any of the Collateral to the extent and in the manner provided in Section 7 hereof or in any of the other Loan Documents. The foregoing shall be in addition to, and shall not be construed to limit, any other provision of any of the Loan Documents regarding the reimbursement by Borrowers of costs, expenses or liabilities suffered or incurred by Agent or any Lender.

2.4.2.      If at any time Agent or (with the consent of Agent) any Lender shall agree to indemnify any Person (including Bank) against losses or damages that such Person may suffer or incur in its dealings or transactions with Borrowers, or shall guarantee any liability or obligation of a Borrower to such Person, or otherwise shall provide assurances of a Borrower’s payment or performance under any agreement with such Person, including indemnities, guaranties or other assurances of payment or performance given by Agent or any Lender with respect to Cash Management Agreements, Hedging Agreements or Letters of Credit, then the Contingent Obligation of Agent or any Lender providing any such indemnity, guaranty or other assurance of payment or performance, together with any payment made or liability incurred by Agent or any Lender in connection therewith, shall constitute Obligations that are secured by the Collateral and Borrowers shall repay, on demand, any amount so paid or any liability incurred by Agent or any Lender in connection with any such indemnity, guaranty or assurance, except that repayment with respect to any LC Support shall be due on the Reimbursement Date as provided in Section 1.3.1(iii). Nothing herein shall be construed to impose upon Agent or any Lender any obligation to provide any such indemnity, guaranty or assurance except to the extent provided in Section 1.3 hereof. The foregoing agreement of Borrowers shall apply whether or not such indemnity, guaranty or assurance is in writing or oral and regardless of a Borrower’s knowledge of the existence thereof, and shall be in addition to any of the provision of the Loan Documents regarding reimbursement by Borrowers of costs, expenses or liabilities suffered or incurred by Agent or any Lender. To the extent that Agent or any Lender agrees to provide any such indemnity, guaranty or other assurance of payment or performance for the benefit of Borrower under this Section 2.4 (except to the extent provided in Section 1.3 hereof), such party agrees to use reasonable efforts to timely notify Borrowers of such agreement; provided, that the failure to so notify Borrowers shall in no manner impair Borrowers’ reimbursement obligations hereunder.

2.5.      Bank Charges.      Borrowers shall pay to Agent, on demand, any and all fees, costs or expenses which Agent or any Lender pays to a bank or other similar institution (including any fees paid by Agent or any Lender to any Participant) arising out of or in connection with (i) the forwarding to Borrowers or any other Person on behalf of Borrowers by Agent or any Lender of proceeds of Loans made by Lenders to Borrowers pursuant to this Agreement and (ii) the depositing for collection by Agent or any Lender of any Payment Item received or delivered to Agent or any Lender on account of the Obligations. Borrowers acknowledge and agree that Agent may charge such costs, fees and expenses to Borrowers based upon Agent’s good faith estimate of such costs, fees and expenses as they are incurred by Agent or any Lender.

2.6.      Illegality.      Notwithstanding anything to the contrary contained elsewhere in this Agreement, if (i) any change in any law or regulation or in the interpretation thereof by any Governmental Authority charged with the administration thereof shall make it unlawful for a Lender to make or maintain a LIBOR Loan or to give effect to its obligations as contemplated hereby with respect to a LIBOR Loan or (ii) at any time such Lender determines that the making or continuance of any LIBOR Loan has become impracticable as a result of a contingency occurring after the date hereof which adversely affects the London interbank market or the position of such Lender in such market, then such Lender shall give after such determination Agent and Borrowers notice thereof and may thereafter (1) declare that LIBOR Loans will not thereafter be made by such Lender, whereupon any request by Borrowers for a LIBOR Loan shall be deemed a request for a Base Rate Loan unless such Lender’s declaration shall be subsequently withdrawn (which declaration shall be withdrawn promptly after the cessation of the circumstances described in clause (i) or (ii) above); and (2) require that all outstanding LIBOR Loans made by such Lender be converted to Base Rate Loans, under the circumstances of clause (i) or (ii) of this Section 2.6 insofar as such Lender determines the continuance of LIBOR Loans to be impracticable, in which event all such LIBOR Loans shall be converted automatically to Base Rate Loans as of the date of Borrowers’ receipt of the aforesaid notice from such Lender.

2.7.      Increased Costs.      If, by reason of (a) the introduction after the date hereof of or any change (including any change by way of imposition or increase of Statutory Reserves or other reserve requirements) in or in the interpretation of any law or regulation, or (b) the compliance with any guideline or request from any central bank or other Governmental Authority or quasi-Governmental Authority exercising control over banks or financial institutions generally (whether or not having the force of law):

(i)      any Lender shall be subject after the date hereof to any Tax, duty or other charge with respect to any LIBOR Loan or its obligation to make LIBOR Loans, or a change shall result in the basis of taxation of payment to any Lender of the principal of or interest on its LIBOR Loans or its obligation to make LIBOR Loans (except for changes in the rate of Tax on the overall net income or gross receipts of such Lender imposed by the jurisdiction in which such Lender’s principal executive office is located); or

(ii)      any reserve (including any imposed by the Board of Governors), special deposits or similar requirement against assets of, deposits with or for the account of, or credit extended by, Lender shall be imposed or deemed applicable or any other condition affecting its LIBOR Loans or its obligation to make LIBOR Loans shall be imposed on such Lender or the London interbank market; and as a result thereof there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining LIBOR Loans (except to the extent already included in the determination of the applicable Adjusted LIBOR Rate for LIBOR Loans), or there shall be a reduction in the amount received or receivable by such Lender, then such Lender shall, promptly after determining the existence or amount of any such increased costs for which such Lender seeks payment hereunder, give Borrowers notice thereof (which notice shall set forth in reasonable detail the basis for the calculation of such increased cost or reduction in amount) and Borrowers shall from time to time, upon written notice from and demand by such Lender (with a copy of such notice and demand to Agent), pay to Agent for the account of such Lender, within 5 Business Days after the date specified in such notice and demand, an additional amount sufficient to indemnify such Lender against any such increased costs which were incurred by such Lender. A certificate as to the amount of such increased cost, submitted to Borrowers by such Lender, shall be final, conclusive and binding for all purposes, absent manifest error.

     If any Lender shall advise Agent at any time that, because of the circumstances described hereinabove in this Section 2.7 or any other circumstances arising after the date of this Agreement affecting such Lender or the London interbank market or such Lender’s or Bank’s position in such market, the Adjusted LIBOR Rate, as determined by Agent, will not adequately and fairly reflect the cost to such Lender of funding LIBOR Loans, then, and in any such event:

(i)      Agent shall forthwith give notice (by telephone confirmed in writing) to Borrowers and Lenders of such event;

(ii)      Borrowers’ right to request and such Lender’s obligation to make LIBOR Loans shall be immediately suspended and Borrowers’ right to continue a LIBOR Loan as such beyond the then applicable Interest Period shall also be suspended, until each condition giving rise to such suspension no longer exists; and

(iii)      such Lender shall make a Base Rate Loan as part of the requested Borrowing of LIBOR Loans, which Base Rate Loan shall, for all purposes, be considered part of such Borrowing.

For purposes of this Section 2.7, all references to a Lender shall be deemed to include any bank holding company or bank parent of such Lender.

2.8.      Capital Adequacy.     If any Lender determines that after the date hereof (a) the adoption of any Applicable Law regarding capital requirements for banks or bank holding companies or the subsidiaries thereof, (b) any change in the interpretation or administration of any such Applicable Law by any Governmental Authority, central bank, or comparable agency charged with the interpretation or administration thereof, or (c) compliance by such Lender or its holding company with any request or directive of any such Governmental Authority, central bank or comparable agency regarding capital adequacy (whether or not having the force of law), has the effect of reducing the return on such Lender’s capital to a level below that which such Lender could have achieved (taking into consideration such Lender’s and its holding company’s policies with respect to capital adequacy immediately before such adoption, change or compliance and assuming that such Lender’s capital was fully utilized prior to such adoption, change or compliance) but for such adoption, change or compliance as a consequence of such Lender’s commitment to make the Loans pursuant hereto by any amount deemed by such Lender to be material:

(i)      Agent shall promptly, after its receipt of a certificate from such Lender setting forth such Lender’s determination of such occurrence, give notice thereof to Borrowers (and to the extent requested by Borrowers, provide Borrowers with a copy of such certificate) and Lenders; and

(ii)      Borrowers shall pay to Agent, for the account of such Lender, as an additional fee from time to time, on demand, such amount as such Lender certifies to be the amount reasonably calculated to compensate such Lender for such reduction.

     A certificate of such Lender claiming entitlement to compensation as set forth above will be conclusive in the absence of manifest error. Such certificate will set forth the nature of the occurrence giving rise to such compensation, the additional amount or amounts to be paid to such Lender (including the basis for such Lender’s determination of such amount), and the method by which such amounts were determined. In determining such amount, such Lender may use any reasonable averaging and attribution method. For purposes of this Section 2.8 all references to a Lender shall be deemed to include any bank holding company or bank parent of such Lender.

2.9.      Funding Losses.      If for any reason (other than due to a default by a Lender or as a result of a Lender’s refusal to honor a LIBOR Loan request due to circumstances described in Section 2.6 or 2.7 hereof) a Borrowing of, or conversion to or continuation of, LIBOR Loans does not occur on the date specified therefor in a Notice of Borrowing or Notice of Conversion/ Continuation (whether or not withdrawn), or if any repayment (including any conversions pursuant to Section 2.1.2 hereof) of any of its LIBOR Loans occurs on a date that is not the last day of an Interest Period applicable thereto, or if for any reason Borrowers default in their obligation to repay LIBOR Loans when required by the terms of this Agreement, then Borrowers shall pay to Agent, for the ratable benefit of the affected Lenders, within 10 days after Agent’s or an affected Lender’s demand therefor, an amount equal to all losses, expenses and liabilities (including any loss, expense or liability incurred by reason of the liquidation or reemployment of deposits or other funds required by the affected Lenders to fund its LIBOR Loans, but excluding loss of anticipated profits) which the affected Lenders may sustain as a result thereof. Borrowers shall pay such amount upon presentation by Agent or the affected Lender of a statement setting forth the amount and Agent’s or the affected Lender’s calculation of the amount owing by Borrowers pursuant hereto, which statement shall be deemed true and correct absent manifest error. For purposes of this Section 2.9, all references to a Lender shall be deemed to include any bank holding company or bank parent of such Lender.

2.10.      Maximum Interest.      Regardless of any provision contained in any of the Loan Documents, in no contingency or event whatsoever shall the aggregate of all amounts that are contracted for, charged or received by Agent and Lenders pursuant to the terms of this Agreement or any of the other Loan Documents and that are deemed interest under Applicable Law exceed the highest rate permissible under any Applicable Law. No agreements, conditions, provisions or stipulations contained in this Agreement or any of the other Loan Documents or the exercise by Agent of the right to accelerate the payment or the maturity of all or any portion of the Obligations, or the exercise of any option whatsoever contained in any of the Loan Documents, or the prepayment by Borrowers of any of the Obligations, or the occurrence of any contingency whatsoever, shall entitle Agent or any Lender to charge or receive in any event, interest or any charges, amounts, premiums or fees deemed interest by Applicable Law (such interest, charges, amounts, premiums and fees referred to herein collectively as “Interest”) in excess of the Maximum Rate and in no event shall Borrowers be obligated to pay Interest exceeding such Maximum Rate, and all agreements, conditions or stipulations, if any, which may in any event or contingency whatsoever operate to bind, obligate or compel Borrowers to pay Interest exceeding the Maximum Rate shall be without binding force or effect, at law or in equity, to the extent only of the excess of Interest over such Maximum Rate. If any Interest is charged or received in excess of the Maximum Rate (“Excess”), each Borrower acknowledges and stipulates that any such charge or receipt shall be the result of an accident and bona fide error, and such Excess, to the extent received, shall be applied first to reduce Revolver Loans constituting Base Rate Loans, then to the other Obligations, and the balance, if any, returned to Borrowers, it being the intent of the parties hereto not to enter into a usurious or otherwise illegal relationship. The right to accelerate the maturity of any of the Obligations does not include the right to accelerate any Interest that has not otherwise accrued on the date of such acceleration, and Agent and Lenders do not intend to collect any unearned Interest in the event of any such acceleration. Borrowers recognize that, with fluctuations in the rates of interest set forth in Section 2.1.1 of this Agreement or in any Note, and the Maximum Rate, such an unintentional result could inadvertently occur. All monies paid to Agent or any Lender hereunder or under any of the other Loan Documents, whether at maturity or by prepayment, shall be subject to any rebate of unearned Interest as and to the extent required by Applicable Law. By the execution of this Agreement, each Borrower covenants that (i) the credit or return of any Excess shall constitute the acceptance by Borrowers of such Excess, and (ii) such Borrower shall not seek or pursue any other remedy, legal or equitable, against Agent or any Lender, based in whole or in part upon contracting for, charging or receiving any Interest in excess of the Maximum Rate. For the purpose of determining whether or not any Excess has been contracted for, charged or received by Agent or any Lender, all Interest at any time contracted for, charged or received from Borrowers in connection with any of the Loan Documents shall, to the extent permitted by Applicable Law, be amortized, prorated, allocated and spread in equal parts throughout the full term of the Obligations. Borrowers, Agent and Lenders shall, to the maximum extent permitted under Applicable Law, (i) characterize any non-principal payment as an expense, fee or premium rather than as Interest and (ii) exclude voluntary prepayments and the effects thereof. The provisions of this Section 2.10 shall be deemed to be incorporated into every Loan Document (whether or not any provision of this Section is referred to therein). All such Loan Documents and communications relating to any Interest owed by Borrowers and all figures set forth therein shall, for the sole purpose of computing the extent of Obligations, be automatically recomputed by Borrowers, and by any court considering the same, to give effect to the adjustments or credits required by this Section 2.10.

SECTION      3.     LOAN ADMINISTRATION

3.1.      Manner of Borrowing and Funding Revolver Loans. Borrowings under the Commitments established pursuant to Section 1.1 hereof shall be made and funded as follows:

      3.1.1.      Notice of Borrowing.

(i)      Whenever a Borrower desires to make a Borrowing under Section 1.1 of this Agreement (other than a Borrowing resulting from a conversion or continuation pursuant to Section 2.1.2), such Borrower shall give Agent prior written notice (or telephonic notice promptly confirmed in writing) of such Borrowing request (a “Notice of Borrowing”), which shall be in the form of Exhibit D annexed hereto and signed by an authorized officer of such Borrower. Such Notice of Borrowing shall be given by a Borrower no later than 11:00 a.m. at the office of Agent designated by Agent from time to time (a) on the Business Day of the requested funding date of such Borrowing, in the case of Base Rate Loans, and (b) at least 3 Business Days prior to the requested funding date of such Borrowing, in the case of LIBOR Loans. Notices received after 11:00 a.m. shall be deemed received on the next Business Day. The Revolver Loans made by each Lender on the Closing Date shall be in excess of $250,000 and shall be made as Base Rate Loans and thereafter may be made or continued as or converted into Base Rate Loans or LIBOR Loans. Each Notice of Borrowing (or telephonic notice thereof) shall be irrevocable and shall specify (a) the principal amount of the Borrowing, (b) the date of Borrowing (which shall be a Business Day), (c) whether the Borrowing is to consist of Base Rate Loans or LIBOR Loans, (d) in the case of LIBOR Loans, the duration of the Interest Period to be applicable thereto, and (e) the account of such Borrower to which the proceeds of such Borrowing are to be disbursed. Borrowers may not request any LIBOR Loans if a Default or Event of Default exists.

(ii)      The becoming due of any amount required to be paid under this Agreement or any of the other Loan Documents with respect to the Obligations (whether as principal, accrued interest, fees or other charges, including the repayment of any LC Obligations) shall be deemed irrevocably to be a request (without any requirement for the submission of a Notice of Borrowing) for Revolver Loans on the due date of, and in an aggregate amount required to pay, such Obligations, and the proceeds of such Revolver Loans may be disbursed by way of direct payment of the relevant Obligation and shall bear interest as Base Rate Loans. Neither Agent nor any Lender shall have any obligation to Borrowers to honor any deemed request for a Revolver Loan after the Commitment Termination Date, when an Out-of-Formula Condition exists or would result therefrom, or when any condition precedent set forth in Section 10 hereof is not satisfied, but may do so in their discretion and without regard to the existence of, and without being deemed to have waived, any Default or Event of Default and regardless of whether such Revolver Loan is funded after the Commitment Termination Date.

(iii)      If Borrowers elect to establish a Controlled Disbursement Account with Bank or any Affiliate of Bank, then the presentation for payment by Bank of any check or other item of payment drawn on the Controlled Disbursement Account at a time when there are insufficient funds in such account to cover such check shall be deemed irrevocably to be a request (without any requirement for the submission of a Notice of Borrowing) for Revolver Loans on the date of such presentation and in any amount equal to the aggregate amount of the items presented for payment, and the proceeds of such Revolver Loans may be disbursed to the Controlled Disbursement Account and shall bear interest as Base Rate Loans. Neither Agent nor any Lender shall have any obligation to honor any deemed request for a Revolver Loan after the Commitment Termination Date or when an Out-of-Formula Condition exists or would result therefrom or when any condition precedent in Section 10 hereof is not satisfied, but may do so in its discretion and without regard to the existence of, and without being deemed to have waived, any Default or Event of Default and regardless of whether such Revolver Loan is funded after the Commitment Termination Date.

(iv)      As an accommodation to Borrowers, Agent and Lenders may permit telephonic requests for Borrowings and electronic transmittal of instructions, authorizations, agreements or reports to Agent by a Borrower; provided, however, that such Borrower shall confirm each such telephonic request for a Borrowing of LIBOR Loans by delivery of the required Notice of Borrowing to Agent by facsimile transmission promptly, but in no event later than 5:00 p.m. on the same day. Neither Agent nor any Lender shall have any liability to Borrowers for any loss or damage suffered by a Borrower as a result of Agent’s or any Lender’s honoring of any requests, execution of any instructions, authorizations or agreements or reliance on any reports communicated to it telephonically or electronically and purporting to have been sent to Agent or Lenders by a Borrower and neither Agent nor any Lender shall have any duty to verify the origin of any such communication or the identity or authority of the Person sending it.

     3.1.2.      Fundings by Lenders.      Subject to its receipt of notice from Agent of a Notice of Borrowing as provided in Section 3.1.1(i) (except in the case of a deemed request by a Borrower for a Revolver Loan as provided in Sections 3.1.1(ii) or (iii) or 3.1.3(ii) hereof, in which event no Notice of Borrowing need be submitted), each Lender shall timely honor its Revolver Commitment by funding its Pro Rata share of each Borrowing of Revolver Loans that is properly requested by a Borrower and that Borrowers are entitled to receive under the Loan Agreement. Agent shall endeavor to notify Lenders of each Notice of Borrowing (or deemed request for a Borrowing pursuant to Section 3.1.1(ii) or (iii) hereof), by 12:00 noon on the proposed funding date (in the case of Base Rate Loans) or by 3:00 p.m. at least 2 Business Days before the proposed funding date (in the case of LIBOR Loans). Each Lender shall deposit with Agent an amount equal to its Pro Rata share of the Borrowing requested or deemed requested by Borrowers at Agent’s designated bank in immediately available funds not later than 2:00 p.m. on the date of funding of such Borrowing, unless Agent’s notice to Lenders is received after 12:00 noon on the proposed funding date of a Base Rate Loan, in which event Lenders shall deposit with Agent their respective Pro Rata shares of the requested Borrowing on or before 11:00 a.m. of the next Business Day. Subject to its receipt of such amounts from Lenders, Agent shall make the proceeds of the Revolver Loans received by it available to Borrowers by disbursing such proceeds in accordance with Borrowers’ disbursement instructions set forth by Borrowers in the applicable Notice of Borrowing. Neither Agent nor any Lender shall have any liability on account of any delay by any bank or other depository institution in treating the proceeds of any Revolver Loan as collected funds or any delay in receipt, or any loss, of funds that constitute a Revolver Loan, the wire transfer of which was initiated by Agent in accordance with wiring instructions provided to Agent. Unless Agent shall have been notified in writing by a Lender prior to the proposed time of funding that such Lender does not intend to deposit with Agent an amount equal such Lender’s Pro Rata share of the requested Borrowing (or deemed request for a Borrowing pursuant to Section 3.1.1(ii) or (iii) hereof), Agent may assume that such Lender has deposited or promptly will deposit its share with Agent and Agent may in its discretion disburse a corresponding amount to a Borrower on the applicable funding date. If a Lender’s Pro Rata share of such Borrowing is not in fact deposited with Agent, then, if Agent has disbursed to a Borrower an amount corresponding to such share, then such Lender agrees to pay, and in addition Borrowers agree to repay, to Agent forthwith on demand such corresponding amount, together with interest thereon, for each day from the date such amount is disbursed by Agent to or for the benefit of a Borrower until the date such amount is paid or repaid to Agent, (a) in the case of a Borrower, at the interest rate applicable to such Borrowing and (b) in the case of such Lender, at the Federal Funds Rate. If such Lender repays to Agent such corresponding amount, such amount so repaid shall constitute a Revolver Loan, and if both such Lender and Borrowers shall have repaid such corresponding amount, Agent shall promptly return to Borrowers such corresponding amount in same day funds. A notice of Agent submitted to any Lender with respect to amounts owing under this Section 3.1.2 shall be conclusive, absent manifest error.

     3.1.3.       Settlement and Settlement Loans.

(i)     In order to facilitate the administration of the Revolver Loans under this Agreement, Lenders agree (which agreement shall not be for the benefit of or enforceable by Borrowers) that settlement among them with respect to the Revolver Loans may take place on a periodic basis on dates determined from time to time by Agent (each a “Settlement Date”), which may occur before or after the occurrence or during the continuance of a Default or Event of Default and whether or not all of the conditions set forth in Section 10 of this Agreement have been met. On each Settlement Date, payment shall be made by or to each Lender in the manner provided herein and in accordance with the Settlement Report delivered by Agent to Lenders with respect to such Settlement Date so that, as of each Settlement Date and after giving effect to the transaction to take place on such Settlement Date, each Lender shall hold its Pro Rata share of all Revolver Loans and participations in LC Outstandings then outstanding. Agent shall request settlement with the Lenders on a basis not less frequently than once every 5 Business Days.

(ii)      Between Settlement Dates, Agent may request Fleet to advance, and Fleet may, but shall in no event be obligated to, advance to Borrowers out of Fleet’s own funds the entire principal amount of any Borrowing of Revolver Loans that are Base Rate Loans requested or deemed requested pursuant to this Agreement (any such Revolver Loan funded exclusively by Fleet being referred to as a “Settlement Loan”). Each Settlement Loan shall constitute a Revolver Loan hereunder and shall be subject to all of the terms, conditions and security applicable to other Revolver Loans, except that all payments thereon shall be payable to Fleet solely for its own account. The obligation of Borrowers to repay such Settlement Loans to Fleet shall be evidenced by the Settlement Note. Agent shall not request Fleet to make any Settlement Loan if (A) Agent shall have received written notice from a Borrower or any Lender that one or more of the applicable conditions precedent set forth in Section 10 hereof will not be satisfied on the requested funding date for the applicable Borrowing or (B) the requested Borrowing would exceed the amount of Availability on the funding date or would cause the then outstanding principal balance of all Settlement Loans to exceed $10,000,000. Fleet shall not be required to determine whether the applicable conditions precedent set forth in Section 10 hereof have been satisfied or the requested Borrowing would exceed the amount of Availability on the funding date applicable thereto prior to making, in its sole discretion, any Settlement Loan. On each Settlement Date, or, if earlier, upon demand by Agent for payment thereof, the then outstanding Settlement Loans shall be immediately due and payable. As provided in Section 3.1.1(ii), Borrowers shall be deemed to have requested (without the necessity of submitting any Notice of Borrowing) Base Rate Revolver Loans to be made on each Settlement Date in the amount of all outstanding Settlement Loans and to have Agent cause the proceeds of such Revolver Loans to be applied to the repayment of such Settlement Loans and interest accrued thereon. Agent shall notify the Lenders of the outstanding balance of Revolver Loans prior to 11:00 a.m. on each Settlement Date and each Lender (other than Fleet) shall deposit with Agent (without setoff, counterclaim or reduction of any kind) an amount equal to its Pro Rata share of the amount of Revolver Loans deemed requested in immediately available funds not later than 2:00 p.m. on such Settlement Date. Each Lender’s obligation to make such deposit with Agent shall be absolute and unconditional and without regard to whether any of the conditions precedent set forth in Section 10 hereof are satisfied, any Out-of-Formula Condition exists or the Commitment Termination Date has occurred. If as the result of the commencement by or against a Borrower of any Insolvency Proceeding or otherwise any Settlement Loan may not be repaid by the funding by Lenders of Revolver Loans, then each Lender (other than Fleet) shall be deemed to have purchased a participating interest in any unpaid Settlement Loan in an amount equal to such Lender’s Pro Rata share of such Settlement Loan and shall transfer to Fleet, in immediately available funds not later than the 2nd Business Day after Fleet’s request therefor, the amount of such Lender’s participation. The proceeds of Settlement Loans may be used solely for purposes for which Revolver Loans generally may be used in accordance with Section 1.1.3 hereof. If any amounts received by Fleet in respect of any Settlement Loans are later required to be returned or repaid by Fleet to Borrowers or any other Obligor or their respective representatives or successors-in-interest, whether by court order, settlement or otherwise, the other Lenders shall, upon demand by Fleet with notice to Agent, pay to Agent for the account of Fleet, an amount equal to each other Lender’s Pro Rata share of all such amounts required to be returned by Fleet.

     3.1.4.      Disbursement Authorization.      Each Borrower hereby irrevocably authorizes Agent to disburse the proceeds of each Revolver Loan requested, or deemed to be requested pursuant to Section 3.1.1 or Section 3.1.3(ii), as follows: (i) the proceeds of each Revolver Loan requested under Section 3.1.1(i) shall be disbursed by Agent in accordance with the terms of the written disbursement letter from Borrowers in the case of the initial Borrowing, and, in the case of each subsequent Borrowing, by wire transfer to such bank account as may be agreed upon by Borrowers and Agent from time to time or elsewhere if pursuant to a written direction from Borrowers; and (ii) the proceeds of each Revolver Loan requested under Section 3.1.1(ii) or Section 3.1.3(ii) shall be disbursed by Agent by way of direct payment of the relevant interest or other Obligation.

3.2.      Defaulting Lender.      If any Lender shall, at any time, fail to make any payment to Agent or Fleet that is required hereunder, Agent may, but shall not be required to, retain payments that would otherwise be made to such defaulting Lender hereunder and apply such payments to such defaulting Lender’s defaulted obligations hereunder, at such time, and in such order, as Agent may elect in its sole discretion. With respect to the payment of any funds from Agent to a Lender or from a Lender to Agent, the party failing to make the full payment when due pursuant to the terms hereof shall, upon demand by the other party, pay such amount together with interest on such amount at the Federal Funds Rate. The failure of any Lender to fund its portion of any Revolver Loan or payment in respect of an LC Obligation shall not relieve any other Lender of its obligation, if any, to fund its portion of the Revolver Loan or payment in respect of an LC Obligation on the date of Borrowing, but no Lender shall be responsible for the failure of any other Lender to make any Revolver Loan or payment in respect of an LC Obligation to be made by such Lender on the date of any Borrowing. Solely as among the Lenders and solely for purposes of voting or consenting to matters with respect to any of the Loan Documents, Collateral or any Obligations and determining a defaulting Lender’s Pro Rata share of payments and proceeds of Collateral pending such defaulting Lender’s cure of its defaults hereunder, a defaulting Lender shall not be deemed to be a “Lender” and such Lender’s Commitment shall be deemed to be zero (0). The provisions of this Section 3.2 shall be solely for the benefit of Agent and Lenders and may not be enforced by Borrowers.

3.3.      Special Provisions Governing LIBOR Loans.

      3.3.1.      Number of LIBOR Loans.      In no event may the number of LIBOR Loans outstanding at any time to any Lender exceed 6.

     3.3.2      Minimum Amounts.     Each Borrowing of LIBOR Loans pursuant to Section 3.1.1(i), and each continuation of or conversion to LIBOR Loans pursuant to Section 2.1.2 hereof, shall be in a minimum amount of $1,000,000 and integral multiples of $100,000 in excess of that amount.

     3.3.3      LIBOR Lending Office.      Each Lender’s initial LIBOR Lending Office is set forth opposite its name on the signature pages hereof. Each Lender shall have the right at any time and from time to time to designate a different office of itself or of any Affiliate as such Lender’s LIBOR Lending Office, and to transfer any outstanding LIBOR Loans to such LIBOR Lending Office. No such designation or transfer shall result in any liability on the part of Borrowers for increased costs or expenses resulting solely from such designation or transfer. Increased costs for expenses resulting from a change in Applicable Law occurring subsequent to any such designation or transfer shall be deemed not to result solely from such designation or transfer.

     3.3.4     Funding of LIBOR Loans.      Each Lender may, if it so elects, fulfill its obligation to make, continue or convert LIBOR Loans hereunder by causing one of its foreign branches or Affiliates (or an international banking facility created by such Lender) to make or maintain such LIBOR Loans; provided, however, that such LIBOR Loans shall nonetheless be deemed to have been made and to be held by such Lender, and the obligation of Borrowers to repay such LIBOR Loans shall nevertheless be to such Lender for the account of such foreign branch, Affiliate or international banking facility. The calculation of all amounts payable to Lender under Section 2.7 and 2.9 shall be made as if each Lender had actually funded or committed to fund its LIBOR Loan through the purchase of an underlying deposit in an amount equal to the amount of such LIBOR Loan and having a maturity comparable to the relevant Interest Period for such LIBOR Loans; provided, however, each Lender may fund its LIBOR Loans in any manner it deems fit and the foregoing presumption shall be utilized only for the calculation of amounts payable under Section 2.7 and Section 2.9.

3.4.      Borrowers’ Representative.      Each Borrower hereby irrevocably appoints Neff and Neff agrees to act under this Agreement, as the agent and representative of itself and each other Borrower for all purposes under this Agreement, including requesting Borrowings, selecting whether any Loan or portion thereof is to bear interest as a Base Rate Loan or a LIBOR Loan, and receiving account statements and other notices and communications to Borrowers (or any of them) from Agent. Agent may rely, and shall be fully protected in relying, on any Notice of Borrowing, Notice of Conversion/Continuation, disbursement instructions, reports, information or any other notice or communication made or given by Neff, whether in its own name, on behalf of any Borrower or on behalf of “the Borrowers,” and Agent shall have no obligation to make any inquiry or request any confirmation from or on behalf of any other Borrower as to the binding effect on such Borrower of any such request, instruction, report, information, notice or communication, nor shall the joint and several character of Borrowers’ liability for the Obligations be affected, provided that the provisions of this Section 3.4 shall not be construed so as to preclude any Borrower from directly requesting Borrowings or taking other actions permitted to be taken by “a Borrower” hereunder. Agent may maintain a single Loan Account in the name of “Neff Corp.” hereunder, and each Borrower expressly agrees to such arrangement and confirms that such arrangement shall have no effect on the joint and several character of such Borrower’s liability for the Obligations.

3.5.      All Loans to Constitute One Obligation.      The Loans shall constitute one general obligation of Borrowers and (unless otherwise expressly provided in any Security Document) shall be secured by Agent’s Lien upon all of the Collateral; provided, however, that Agent and each Lender shall be deemed to be a creditor of each Borrower and the holder of a separate claim against each Borrower to the extent of any Obligations owed by a Borrower to Agent or such Lender.

SECTION   4.      PAYMENTS

4.1.      General Payment Provisions.      All payments (including all prepayments) of principal of and interest on the Loans, LC Obligations and other Obligations that are payable to Agent or any Lender shall be made to Agent in Dollars without any offset or counterclaim and free and clear of (and without deduction for) any present or future Taxes, and, with respect to payments made other than by application of balances in the Payment Account, in immediately available funds not later than 12:00 noon on the due date (and payment made after such time on the due date to be deemed to have been made on the next succeeding Business Day). All payments received by Agent shall be distributed by Agent in accordance with Section 4.6 hereof, subject to the rights of offset that Agent may have as to amounts otherwise to be remitted to a particular Lender by reason of amounts due Agent from such Lender under any of the Loan Documents.

4.2.      Repayment of Revolver Loans.

     4.2.1.      Payment of Principal.       The outstanding principal amounts with respect to the Revolver Loans shall be repaid as follows:

(i)      Any portion of the Revolver Loans consisting of the principal amount of Base Rate Loans shall be paid by Borrowers to Agent, for the Pro Rata benefit of Lenders (or, in the case of Settlement Loans, for the sole benefit of Fleet) unless timely converted to a LIBOR Loan in accordance with this Agreement, immediately upon (a) each receipt by Agent, any Lender or a Borrower of any proceeds of any of the Accounts or Inventory, to the extent of such proceeds, (b) the Commitment Termination Date, and (c) in the case of Settlement Loans, the earlier of Fleet’s demand for payment or on each Settlement Date with respect to all Settlement Loans outstanding on such date.

(ii)      Any portion of the Revolver Loans consisting of the principal amount of LIBOR Loans shall be paid by Borrowers to Agent, for the Pro Rata benefit of Lenders, unless converted to a Base Rate Loan or continued as a LIBOR Loan in accordance with the terms of this Agreement, immediately upon (a) the last day of the Interest Period applicable thereto and (b) the Commitment Termination Date. In no event shall Borrowers be authorized to make a voluntary prepayment with respect to any Revolver Loan outstanding as a LIBOR Loan prior to the last day of the Interest Period applicable thereto unless (x) otherwise agreed in writing by Agent, or Borrowers are otherwise expressly authorized or required by any other provision of this Agreement to pay any LIBOR Loan outstanding on a date other than the last day of the Interest Period applicable thereto, and (y) Borrowers pay to Agent, for the Pro Rata benefit of Lenders, concurrently with any prepayment of a LIBOR Loan, any amount due Agent and Lenders under Section 2.9 hereof as a consequence of such prepayment.

(iii)      Notwithstanding anything to the contrary contained elsewhere in this Agreement, if an Out-of-Formula Condition shall exist, Borrowers shall, on Agent’s demand, repay the outstanding Revolver Loans that are Base Rate Loans in an amount sufficient to reduce the aggregate unpaid principal amount of all Revolver Loans by an amount equal to such excess; and, if such payment of Base Rate Loans is not sufficient to eliminate the Out-of-Formula Condition, then Borrowers shall immediately either (a) deposit with Agent, for the Pro Rata benefit of Lenders, for application to any outstanding Revolver Loans bearing interest as LIBOR Loans as the same become due and payable (whether at the end of the applicable Interest Periods or on the Commitment Termination Date) cash in an amount sufficient to eliminate such Out-of-Formula Condition, to be held by Agent pending disbursement of same to Lenders, but subject to Agent’s Lien thereon and rights of offset with respect thereto, or (b) pay the Revolver Loans outstanding as LIBOR Loans to the extent necessary to eliminate such Out-of-Formula Condition and also pay to Agent for the Pro Rata benefit of Lenders any and all amounts required by Section 2.9 hereof to be paid by reason of the prepayment of any LIBOR Loan prior to the last day of the Interest Period applicable thereto.

     4.2.2.      Payment of Interest.      Interest accrued on the Revolver Loans shall be due and payable on (i) the first calendar day of each month (for the immediately preceding month), computed through the last calendar day of the preceding month, with respect to any Revolver Loan (whether a Base Rate Loan or LIBOR Loan) and (ii) the last day of the applicable Interest Period in the case of a LIBOR Loan. Accrued interest shall also be paid by Borrowers on the Commitment Termination Date. With respect to any Base Rate Loan converted into a LIBOR Loan pursuant to Section 2.1.2 on a day when interest would not otherwise have been payable with respect to such Base Rate Loan, accrued interest to the date of such conversion on the amount of such Base Rate Loan so converted shall be paid on the conversion date.

4.3.      Reserved.

4.4.      Payment of Other Obligations.      The balance of the Obligations requiring the payment of money, including the LC Obligations and Extraordinary Expenses incurred by Agent or any Lender, shall be repaid by Borrowers to Agent for allocation among Agent and Lenders as provided in the Loan Documents, or, if no date of payment is otherwise specified in the Loan Documents, on demand.

4.5.      Marshaling; Payments Set Aside.      None of Agent or any Lender shall be under any obligation to marshal any assets in favor of a Borrower or any other Obligor or against or in payment of any or all of the Obligations. To the extent that Borrowers make a payment or payments to Agent or Lenders or any of such Persons receives payment from the proceeds of any Collateral or exercises its right of setoff, and such payment or payments or the proceeds of such enforcement or setoff or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, receiver or any other Person, then to the extent of any loss by Agent or Lenders, the Obligations or part thereof originally intended to be satisfied, and all Liens, rights and remedies therefor, shall be revived and continued in full force and effect as if such payment or proceeds had not been made or received and any such enforcement or setoff had not occurred. The provisions of the immediately preceding sentence of this Section 4.5 shall survive any termination of the Commitments and payment in full of the Obligations.

4.6.       Agent's Allocation of Payments and Collections.

     4.6.1.      Allocation of Payments.      Notwithstanding anything herein to the contrary, all monies to be applied to the Obligations, whether such monies represent voluntary or mandatory payments or prepayments by one or more Obligor or are received pursuant to demand for payment or realized from any disposition of Collateral, shall be allocated among Agent and such of the Lenders as are entitled thereto (and, with respect to monies allocated to Lenders, on a Pro Rata basis unless otherwise provided herein): (i) first, to Agent to pay principal and accrued interest on any portion of the Revolver Loans which Agent may have advanced on behalf of any Lender and for which Agent has not been reimbursed by such Lender or Borrowers; (ii) second, to Fleet to pay the principal and accrued interest on any portion of the Settlement Loans outstanding, to be shared with Lenders that have acquired a participating interest in such Settlement Loans; (iii) third, to the extent that Fleet has not received from any Participating Lender a payment as required by Section 1.3.2 hereof, to Fleet to pay all amounts owing to Fleet pursuant to Section 1.3.2(ii) hereof; (iv) fourth, to Agent to pay the amount of Extraordinary Expenses and amounts owing to Agent pursuant to Section 14.10 hereof that have not been reimbursed to Agent by Borrowers or Lenders, together with interest accrued thereon at the rate applicable to Revolver Loans that are Base Rate Loans; (v) fifth, to Agent to pay any Indemnified Amount that has not been paid to Agent by Obligors or Lenders, together with interest accrued thereon at the rate applicable to Revolver Loans that are Base Rate Loans; (vi) sixth, to Agent and Syndication Agent to pay any fees due and payable to Agent and Syndication Agent with respect to this Agreement or any of the other Loan Documents; (vii) seventh, to Lenders for any Indemnified Amount that they have paid to Agent and any Extraordinary Expenses that they have reimbursed to Agent or themselves incurred, to the extent that Lenders have not been reimbursed by Obligors therefor; (viii) eighth, to Fleet to pay principal and interest with respect to LC Obligations (or to the extent any of the LC Obligations are contingent and an Event of Default then exists, deposited in the Cash Collateral Account to provide security for the payment of the LC Obligations), which payment shall be shared with the Participating Lenders in accordance with Section 1.3.2(iii) hereof; (ix) ninth, to Agent and Lenders in payment of the unpaid principal and accrued interest in respect of the Revolver Loans and any other Obligations (other than the Obligations described in clause (x) below) then outstanding to be shared among Agent and Lenders ratably in proportion to their respective shares of such Revolver Loans and other Obligations (other than the Obligations described in clause (x) below), or on such other basis as may be agreed upon in writing by Agent and Lenders (which agreement or agreements may be entered into without notice to or the consent or approval of Borrowers); and (x) tenth, to the Secured Parties in payment of any Banking Relationship Debt, to be shared among such Secured Parties ratably. The allocations set forth in this Section 4.6 are solely to determine the rights and priorities of Agent and Lenders as among themselves and may be changed by Agent and Lenders without notice to or the consent or approval of Borrowers or any other Person.

     4.6.2.      Erroneous Allocation.      Agent shall not be liable for any allocation or distribution of payments made by it in good faith and, if any such allocation or distribution is subsequently determined to have been made in error, the sole recourse of any Lender to whom payment was due but not made shall be to recover from the other Lenders any payment in excess of the amount to which such other Lenders are determined to be entitled (and such other Lenders hereby agree to return to such Lender any such erroneous payments received by them).

4.7.      Application of Payments and Collateral Proceeds.      All Payment Items received by Agent by 12:00 noon, New York, New York time, on any Business Day shall be deemed received on that Business Day. All Payment Items received by Agent after 12:00 noon, New York, New York time, on any Business Day shall be deemed received on the following Business Day. Each Borrower irrevocably waives the right to direct the application of any and all payments and Collateral proceeds at any time or times hereafter received by Agent or any Lender from or on behalf of such Borrower, and such Borrower does hereby irrevocably agree that Agent shall have the continuing exclusive right to apply and reapply any and all such payments and Collateral proceeds received at any time or times hereafter by Agent or its agent against the Obligations, in such manner as Agent may deem advisable, notwithstanding any entry by Agent upon any of its books and records. If, as the result of Agent’s collection of proceeds of Accounts and other Collateral as authorized by Section 7.2.6 a credit balance exists, such credit balance shall not accrue interest in favor of Borrowers, but shall be available to Borrowers at any time or times for so long as no Default or Event of Default exists. Lenders may, at their option, offset such credit balance against any of the Obligations upon and after the occurrence of an Event of Default.

4.8.      Loan Accounts; the Register; Account Stated.

     4.8.1.      Loan Accounts.      Each Lender shall maintain in accordance with its usual and customary practices an account or accounts (a “Loan Account”) evidencing the Debt of Borrowers to such Lender resulting from each Loan owing to such Lender from time to time, including the amount of principal and interest payable to such Lender from time to time hereunder and under each Note payable to such Lender. Any failure of a Lender to record in the Loan Account, or any error in doing so, shall not limit or otherwise affect the obligation of Borrowers hereunder (or under any Note) to pay any amount owing hereunder to such Lender.

     4.8.2.     The Register.      Agent shall maintain a register (the “Register”) which shall include a master account and a subsidiary account for each Lender and in which accounts (taken together) shall be recorded (i) the date and amount of each Borrowing made hereunder, the Type of each Loan comprising such Borrowing and any Interest Period applicable thereto, (ii) the effective date and amount of each Assignment and Acceptance delivered to and accepted by it and the parties thereto, (iii) the amount of any principal or interest due and payable or to become due and payable from Borrowers to each Lender hereunder or under the Notes, and (iv) the amount of any sum received by Agent from Borrowers or any other Obligor and each Lender’s share thereof. The Register shall be available for inspection by Borrowers or any Lender at the offices of Agent at any reasonable time and from time to time upon reasonable prior notice. Any failure of Agent to record in the Register, or any error in doing so, shall not limit or otherwise affect the obligation of Borrowers hereunder (or under any Note) to pay any amount owing with respect to the Loans or provide the basis for any claim against Agent.

     4.8.3.      Entries Binding.      The entries made in the Register and each Loan Account shall constitute rebuttably presumptive evidence of the information contained therein; provided, however, that if a copy of information contained in the Register or any Loan Account is provided to any Person, or any Person inspects the Register or any Loan Account, at any time or from time to time, then the information contained in the Register or the Loan Account, as applicable shall be conclusive and binding on such Person for all purposes absent manifest error, unless such Person notifies Agent in writing within 30 days after such Person’s receipt of such copy or such Person’s inspection of the Register or Loan Account of its intention to dispute the information contained therein.

4.9.      Gross Up for Taxes.      If a Borrower shall be required by Applicable Law to withhold or deduct any Taxes from or in respect of any sum payable under this Agreement or any of the other Loan Documents, (a) Borrower shall promptly reimburse Agent or such Lender (as the case may be) in an amount equal to all required withholding or deductions, so that Agent or such Lender (as the case may be) receives an amount equal to the sum it would have received had no such withholding or deductions been made, (b) such Borrower shall make such withholding or deductions, and (c) such Borrower shall pay the full amount withheld or deducted to the relevant taxation authority or other authority in accordance with Applicable Law.

If any Borrower pays any additional amounts under this Section 4.9 to a Lender and such Lender determines in its sole discretion that it has actually received or realized in connection therewith any refund or any reduction of, or credit against, its Tax liabilities in or with respect to the year in which the additional amount is paid (a “Tax Benefit”), such Lender shall pay to such Borrower an amount which such Lender shall, in its sole discretion, determine is equal to the net benefit which was obtained by such Lender in such year as a consequence of such Tax Benefit; provided, that (i) any Lender may determine, in its sole discretion, whether to seek a Tax Benefit, (ii) any Taxes that are imposed on a Lender as a result of disallowance or reduction (including through the expiration of any tax credit carryover or carrryback of such Lender that otherwise would not have expired) of any Tax Benefit with respect to which such Lender has made a payment to such Borrower pursuant to this Section 4.9 shall be treated as a Tax for which such Borrower is obligated to indemnify such Lender pursuant to this Section 4.9 without any exclusion or defenses and (iii) nothing in this Section 4.9 shall require any Lender to disclose any confidential information to any Borrower (including, its tax returns).

4.10.      Withholding Tax Exemption.      At least 5 Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Foreign Lender, such Foreign Lender agrees that it will deliver to Borrowers and Agent 2 duly completed copies of United States Internal Revenue Service Form W-8BEN or W-8ECI (or any subsequent replacement substitute or form therefor), certifying in either case that such Lender is entitled to receive payment under this Agreement and its Note without deduction or withholding of any United States federal income taxes. Each Foreign Lender which so delivers a Form W-8BEN or W-8ECI further undertakes to deliver to Borrowers and Agent 2 additional copies of such form (or a successor form) on or before the date that such form expires (currently, 3 successive calendar years for Form W-8BEN and one calendar year for Form W-8ECI) or becomes obsolete or after the occurrence of any event requiring a change in the most form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by Borrowers or Agent, in each case, certifying that such Foreign Lender is entitled to receive payments under this Agreement and its Notes without deduction or withholding of any United States federal income taxes, unless an event (including any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required that renders all such forms inapplicable or that would prevent such Foreign Lender from duly completing and delivering any such form with respect to it and such Lender advises Borrowers and Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income taxes. Notwithstanding anything to the contrary contained in Section 4.10, (i) each Borrower shall be entitled to, to the extent it is required to do so by law, to deduct or withhold income or similar taxes imposed by the United States (or any political subdivision or taxing authority thereof or therein) from interest, fees or other amounts payable hereunder for the account of any Lender which is not a United States person (as such term is defined in Section 7701(a)(30) of the Code) for U.S. federal income tax purposes to the extent that such Lender has not provided to such Borrower U.S. Internal Revenue Service Forms or certificates that establish a complete exemption from such deduction or withholding and (ii) no Borrower shall be obligated pursuant to Section 4.10 hereof to gross-up payments to be made to a Lender or reimburse a Lender in respect of income or similar taxes imposed by the United States if (x) such Lender has not provided to the Borrowers the Internal Revenue Service Forms or certificates required to be provided to the Borrowers pursuant to this Section 4.10 or (y) in the case of a payment, other than interest, to a Lender to the extent that such forms or certificates do not establish a complete exemption from withholding of such taxes, until such time as such Lender has provided the appropriate forms and certificates to Borrowers.

4.11.       Nature and Extent of Each Borrower's Liability.

     4.11.1.      Joint and Several Liability.      Each Borrower shall be liable for, on a joint and several basis, and hereby guarantees the timely payment by all other Borrowers of, all of the Loans and other Obligations, regardless of which Borrower actually may have received the proceeds of any Loans or other extensions of credit hereunder or the amount of such Loans received or the manner in which Agent or any Lender accounts for such Loans or other extensions of credit on its books and records, it being acknowledged and agreed that Loans to any Borrower inure to the mutual benefit of all Borrowers and that Agent and Lenders are relying on the joint and several liability of Borrowers in extending the Loans and other financial accommodations hereunder. Each Borrower hereby unconditionally and irrevocably agrees that upon default in the payment when due (whether at stated maturity, by acceleration or otherwise) of any principal of, or interest owed on, any of the Loans or other Obligations, such Borrower shall forthwith pay the same, without notice or demand.

     4.11.2.      Unconditional Nature of Liability.      Each Borrower’s joint and several liability hereunder with respect to, and guaranty of, the Loans and other Obligations shall, to the fullest extent permitted by Applicable Law, be unconditional irrespective of (i) the validity, enforceability, avoidance or subordination of any of the Obligations or of any promissory note or other document evidencing all or any part of the Obligations, (ii) the absence of any attempt to collect any of the Obligations from any other Obligor or any Collateral or other security therefor, or the absence of any other action to enforce the same, (iii) the waiver, consent, extension, forbearance or granting of any indulgence by Agent or any Lender with respect to any provision of any instrument evidencing or securing the payment of any of the Obligations, or any other agreement now or hereafter executed by any other Borrower and delivered to Agent or any Lender, (iv) the failure by Agent to take any steps to perfect or maintain the perfected status of its security interest in or Lien upon, or to preserve its rights to, any of the Collateral or other security for the payment or performance of any of the Obligations or Agent’s release of any Collateral or of its Liens upon any Collateral, (v) Agent’s or Lenders’ election, in any proceeding instituted under the Bankruptcy Code, for the application of Section 1111(b)(2) of the Bankruptcy Code, (vi) any borrowing or grant of a security interest by any other Borrower, as debtor-in-possession under Section 364 of the Bankruptcy Code, (vii) the release or compromise, in whole or in part, of the liability of any other Obligor for the payment of any of the Obligations, (viii) any amendment or modification of any of the Loan Documents (unless such amendment or modification specifically amends or modifies the liability of a Borrower) or waiver of any Default or Event of Default thereunder, (ix) any increase in the amount of the Obligations beyond any limits imposed herein or in the amount of any interest, fees or other charges payable in connection therewith, or any decrease in the same, (x) the disallowance of all or any portion of Agent’s or any Lender’s claims for the repayment of any of the Obligations under Section 502 of the Bankruptcy Code, or (xi) any other circumstance that might constitute a legal or equitable discharge or defense of any Borrower. After the occurrence and during the continuance of any Event of Default, Agent may proceed directly and at once, without notice to any Obligor, against any or all of Obligors to collect and recover all or any part of the Obligations, without first proceeding against any other Obligor or against any Collateral or other security for the payment or performance of any of the Obligations, and each Borrower waives any provision that might otherwise require Agent under Applicable Law to pursue or exhaust its remedies against any Collateral or Obligor before pursuing another Obligor. Each Borrower consents and agrees that Agent shall be under no obligation to marshall any assets in favor of any Obligor or against or in payment of any or all of the Obligations.

     4.11.3.      No Reduction in Liability for Obligations.      No payment or payments made by an Obligor or received or collected by Agent from a Borrower or any other Person by virtue of any action or proceeding or any setoff or appropriation or application at any time or from time to time in reduction of or in payment of the Obligations shall be deemed to modify, reduce, release or otherwise affect the liability of any Borrower under this Agreement, each of whom shall remain jointly and severally liable for the payment and performance of all Loans and other Obligations until the Obligations are paid in full and this Agreement is terminated.

     4.11.4.      Contribution.      Each Borrower is unconditionally obligated to repay the Obligations as a joint and several obligor under this Agreement. If, as of any date, the aggregate amount of payments made by a Borrower on account of the Obligations and proceeds of such Borrower’s Collateral that are applied to the Obligations exceeds the aggregate amount of Loan proceeds actually used by such Borrower in its business (such excess amount being referred to as an “Accommodation Payment”), then each of the other Borrowers (each such Borrower being referred to as a “Contributing Borrower”) shall be obligated to make contribution to such Borrower (the “Paying Borrower”) in an amount equal to (A) the product derived by multiplying the sum of each Accommodation Payment of each Borrower by the Allocable Percentage of the Borrower from whom contribution is sought less (B) the amount, if any, of the then outstanding Accommodation Payment of such Contributing Borrower (such last mentioned amount which is to be subtracted from the aforesaid product to be increased by any amounts theretofore paid by such Contributing Borrower by way of contribution hereunder, and to be decreased by any amounts theretofore received by such Contributing Borrower by way of contribution hereunder); provided, however, that a Paying Borrower’s recovery of contribution hereunder from the other Borrowers shall be limited to that amount paid by the Paying Borrower in excess of its Allocable Percentage of all Accommodation Payments then outstanding of all Borrowers. As used herein, the term “Allocable Percentage” shall mean, on any date of determination thereof, a fraction the denominator of which shall be equal to the number of Borrowers who are parties to this Agreement on such date and the numerator of which shall be 1; provided, however, that such percentages shall be modified in the event that contribution from a Borrower is not possible by reason of insolvency, bankruptcy or otherwise by reducing such Borrower’s Allocable Percentage equitably and by adjusting the Allocable Percentage of the other Borrowers proportionately so that the Allocable Percentages of all Borrowers at all times equals 100%.

     4.11.5.      Subordination.      Each Borrower hereby subordinates any claims, including any right of payment, subrogation, contribution and indemnity, that it may have from or against any other Obligor, and any successor or assign of any other Obligor, including any trustee, receiver or debtor-in-possession, howsoever arising, due or owing or whether heretofore, now or hereafter existing, to the payment in full of all of the Obligations.

SECTION   5.      ORIGINAL TERM AND TERMINATION OF COMMITMENTS

5.1.      Original Term of Commitments.      Subject to each Lender’s right to cease making Loans and other extensions of credit to Borrowers when any Default or Event of Default exists or upon termination of the Commitments as provided in Section 5.2 hereof, the Revolver Commitments shall be in effect for a period from the Closing Date to the close of business on December 18, 2005 (the “Original Term”).

5.2.      Termination.

     5.2.1.      Termination by Agent.      Agent may (and upon the direction of the Required Lenders, shall) terminate the Commitments without notice upon or after the occurrence of an Event of Default; provided, however, that the Commitments shall automatically terminate (i) at the end of the Original Term and (ii) as provided in Section 11.2 hereof.

     5.2.2.      Termination by Borrowers.      Upon at least 30 days prior written notice to Agent, Borrowers may, at their option, terminate the Commitments; provided, however, no such termination by Borrowers shall be effective until Borrowers have satisfied all of the Obligations. Any notice of termination given by Borrowers shall be irrevocable unless Agent otherwise agrees in writing. Except as set forth in Section 1.1.5, Borrowers may elect to terminate the Commitments in their entirety only. No section of this Agreement, Type of Loan available hereunder or Commitment may be terminated by Borrowers singly.

     5.2.3.      Termination Charges.     If the Commitments are terminated by Borrowers pursuant to Section 5.2.2 during the first Loan Year for any reason other than a Permitted Change of Control, Borrowers shall pay to Agent, for the Pro Rata benefit of Lenders (in addition to the then outstanding principal, accrued interest, fees and other charges owing under the terms of this Agreement and any of the other Loan Documents), as liquidated damages for the loss of the bargain and not as a penalty, an amount equal to 1.0% of the total amount of Revolver Commitments. No termination charges shall be payable by Borrowers after the last day of the first Loan Year.

     5.2.4.      Effect of Termination.      On the effective date of termination of the Commitments by Agent or by Borrowers, all of the Obligations shall be immediately due and payable and Lenders shall have no obligation to make any Loans and Fleet shall have no obligation to procure any Letters of Credit. All undertakings, agreements, covenants, warranties and representations of Borrowers contained in the Loan Documents shall survive any such termination and Agent shall retain its Liens in the Collateral and all of its rights and remedies under the Loan Documents notwithstanding such termination until Borrowers have satisfied the Obligations to Agent and Lenders, in full, and Agent and Lenders have received from Obligors a full release of Claims in form and substance reasonably satisfactory to Agent. For purposes of this Agreement, the Obligations shall not be deemed to have been satisfied until all Obligations for the payment of money have been paid to Agent in same day funds and all Obligations that are at the time in question contingent (including all LC Outstandings that exist by virtue of an outstanding Letter of Credit) have been fully cash collateralized in favor and to the satisfaction of Agent or Agent has received as beneficiary a direct pay letter of credit in form and from an issuing bank reasonably acceptable to Agent and providing for direct payment to Agent of all such contingent Obligations at the time they become fixed (including reimbursement of all sums paid by Agent under any LC Support). Notwithstanding the payment in full of the Obligations, Agent shall not be required to terminate its security interests in any of the Collateral unless, with respect to any loss or damage Agent may incur as a result of the dishonor or return of any Payment Items applied to the Obligations, Agent shall have received either (i) a written agreement, executed by Borrowers and any Person deemed financially responsible by Agent whose loans or other advances to Borrowers are used in whole or in part to satisfy the Obligations, indemnifying Agent and Lenders from any such loss or damage; or (ii) such monetary reserves and Liens on the Collateral for such period of time as Agent, in its reasonable discretion, may deem necessary to protect Agent from any such loss or damage. The provisions of Sections 2.4, 2.7, 2.8, 2.9, 4.5, 4.9 and this Section 5.2.4 and all obligations of Borrowers to indemnify Agent or any Lender pursuant to this Agreement or any of the other Loan Documents, shall in all events survive any termination of the Commitments.

SECTION   6.      COLLATERAL

6.1.      Grant of Security Interest.      To secure the prompt payment and performance of all of the Obligations, each Borrower hereby grants to Agent, for the benefit of itself as Agent and for the benefit of the Secured Parties, a continuing security interest in and Lien upon all personal property of such Borrower, whether now owned or existing or hereafter created, acquired or arising and wheresoever located, including:

(i)       all Accounts;

(ii)      all Goods, including all Inventory and Equipment;

(iii)     all Instruments;

(iv)      all Chattel Paper, including Electronic Chattel Paper and Tangible Chattel Paper;

(v)       all Documents;

(vi)      all General Intangibles, including all Payment Intangibles and all Software;

(vii)     all Deposit Accounts;

(viii)     all Investment Property (but excluding any portion thereof that constitutes Margin Stock unless otherwise expressly provided in any Security Documents);

(ix)     all Letter-of-Credit Rights;

(x)     all monies now or at any time or times hereafter in the possession or under the control of Agent or a Lender or a bailee or Affiliate of Agent or a Lender, including any Cash Collateral in the Cash Collateral Account;

(xi)     all Supporting Obligations;

(xii)     all accessions to, substitutions for and all replacements, products and cash and non-cash proceeds of (i) through (x) above, including proceeds of and unearned premiums with respect to insurance policies insuring any of the Collateral and claims against any Person for loss of, damage to or destruction of any of the Collateral; and

(xiii)     all books and records (including customer lists, files, correspondence, tapes, computer programs, print-outs, and other computer materials and records) of such Borrower pertaining to any of (i) through (xi) above.

6.2.      Lien on Deposit Accounts.      As additional security for the payment and performance of the Obligations, each Borrower hereby grants to Agent, for the benefit of itself as Agent and for the benefit of the Secured Parties, a continuing security interest in and Lien upon, and hereby collaterally assigns to Agent, all of such Borrower’s right, title and interest in and to each Deposit Account of such Borrower and in and to any deposits or other sums at any time credited to each such Deposit Account, including any sums in any blocked account or any special lockbox account and in the accounts in which sums are deposited. In connection with the foregoing, each Borrower hereby authorizes and directs each such bank or other depository to pay or deliver to Agent upon its written demand therefor made at any time and without further notice to such Borrower (such notice being hereby expressly waived), all balances in each Deposit Account maintained by such Borrower with such depository for application to the Obligations then outstanding, and the rights given Agent in this Section shall be cumulative with and in addition to Agent’s other rights and remedies in regard to the foregoing Property as proceeds of Collateral. Each Borrower hereby irrevocably appoints Agent as such Borrower’s attorney-in-fact to collect any and all such balances to the extent any such payment is not made to Agent by such bank or other depository after demand thereon is made by Agent pursuant hereto.

6.3.      Real Estate Collateral.

     6.3.1.      Lien on Real Estate.     The due and punctual payment and performance of the Obligations shall also be secured by the Lien created by the Mortgages in favor of Agent upon all Real Estate of each Borrower described therein. The Mortgages shall be executed by Borrowers in favor of Agent on or before the Closing Date and shall be duly recorded, at Borrowers’ expense, in each office where such recording is required to constitute a fully perfected Lien upon the Real Estate covered thereby. Promptly after the obtaining of any interest in any other real Property by a Borrower, such Borrower shall execute and deliver to Agent, for Agent’s benefit and the Pro Rata benefit of Lenders, a mortgage, deed to secure debt, deed of trust, assignment or other document satisfactory to Agent and sufficient to convey and perfect, upon recordation thereof in the proper real estate records, in favor of Agent a first priority Lien upon such interest as security for the payment or performance of the Obligations.

     6.3.2.      Collateral Assignment of Leases.      To further secure to the prompt payment and performance of the Obligations, each Borrower hereby grants, transfers and assigns to Agent, for the benefit of itself as Agent and for the Pro Rata benefit of the Lenders, and hereby grants to Agent, for the benefit of itself as Agent and for the Pro Rata benefit of the Lenders, a security interest in and Lien upon all of such Borrower’s right, title and interest in, to and under all now or hereafter existing leases of real Property to which such Borrower is a party, whether as lessor or lessee, and all extensions, renewals and modifications thereof.

6.4.      Other Collateral.      In addition to the items of Property referred to in this Section 6, the Obligations shall also be secured by the Cash Collateral to the extent provided herein and all of the other items of Property from time to time described in any of the Security Documents as security for any of the Obligations.

6.5.     No Assumption of Liability.      The security interest granted pursuant to this Agreement is granted as security only and shall not subject Agent or any Lender to, or in any way alter or modify, any obligation or liability of a Borrower with respect to or arising out of the Collateral.

6.6.      Lien Perfection; Further Assurances. Promptly after Agent’s request therefor, Borrowers shall execute or cause to be executed and deliver to Agent such instruments, assignments, title certificates or other documents as are necessary under the UCC or other Applicable Law (including any motor vehicle certificates of title act) to perfect (or continue the perfection of) Agent’s Lien upon the Collateral, and shall take such other action as may be requested by Agent to give effect to or carry out the intent and purposes of this Agreement. Borrower shall give Agent prompt written notice at any time it commences a material Commercial Tort Claim against any Person and shall execute such documents as are necessary under the UCC to grant to Agent and perfect Agent’s Lien in such Commercial Tort Claim. Unless prohibited by Applicable Law, each Borrower hereby irrevocably authorizes Agent to execute and file in any jurisdiction any financing statement or amendment thereto on such Borrower’s behalf, including financing statements that indicate the Collateral (i) as all assets or all personal property of Borrower or words to similar effect or (ii) as being of an equal or lesser scope, or with greater or lesser detail, than as set forth in this Section 6. Each Borrower also hereby ratifies its authorization for Agent to have filed in any jurisdiction any like financing statements or amendments thereto if filed prior to the date hereof. The parties agree that a carbon, photographic or other reproduction of this Agreement shall be sufficient as a financing statement and may be filed in any appropriate office in lieu thereof.

6.7.      Foreign Subsidiary Stock. Notwithstanding anything to the contrary set forth in Section 6.1 above, the types or items of Collateral described in such Section shall include only sixty-five percent (65%) of the voting stock of any Foreign Subsidiary.

SECTION   7.      COLLATERAL ADMINISTRATION

7.1.     General Provisions.

     7.1.1.      Location of Collateral.      All tangible items of Collateral, other than Inventory in transit and motor vehicles being used in the Ordinary Course of Business, shall at all times be kept by a Borrower at one or more of the business locations of such Borrower set forth in Schedule 7.1.1 hereto and shall not be moved therefrom, without the prior written approval of Agent, except that in the absence of an Event of Default and acceleration of the maturity of the Obligations in consequence thereof, a Borrower may (i) rent or lease Rental Inventory to Borrower’s customers in the Ordinary Course of Business, (ii) make sales or other dispositions of any Collateral to the extent authorized by Section 9.2.10 hereof, (iii) temporarily move Inventory or Equipment in connection with the provision of services for Borrowers’ customers in the Ordinary Course of Business, and (iv) move Inventory and Equipment or any record relating to any Collateral to a location in the United States other than those shown on Schedule 7.1.1 hereto so long as such Borrower has given Agent at least 10 Business Days prior written notice of such new location and prior to moving any Inventory or Equipment to such location such Borrower has executed and delivered to Agent UCC-1 financing statements and any other appropriate documentation to perfect or continue the perfection of Agent’s Liens with respect to such Inventory or Equipment. Notwithstanding anything to the contrary contained in this Agreement, a Borrower shall not be permitted to keep, store or otherwise maintain any Collateral at any location (including any location described in Section 7.1.1), unless (i) such Borrower is the owner of such location, (ii) such Borrower leases such location and the landlord has executed in favor of Agent a Landlord Agreement, or (iii) if the Collateral consists of Inventory placed with a warehouseman, bailee or processor, Agent has received from such warehouseman, bailee or processor a Lien waiver agreement, in form and substance satisfactory to Agent, in its sole discretion, and appropriate UCC-1 financing statements have been filed with the appropriate Governmental Authority in the jurisdiction where such warehouseman, bailee or processor is located in order to perfect, or to maintain the uninterrupted perfection of, Agent’s security interest in such Inventory.

     7.1.2.      Insurance of Collateral; Condemnation Proceeds.

(i)     Each Borrower shall maintain and pay for insurance upon all Collateral, wherever located, covering (i) casualty and hazard risks with respect to its Inventory and Equipment in such amounts and with such insurance companies as are reasonably satisfactory to Agent, and (ii) casualty and hazard insurance with respect to all of its Properties other than the Inventory and Equipment and public liability, theft, malicious mischief, and such other risks in such amounts and with such insurance companies as are consistent and in accordance with industry practice for companies in the equipment rental industry of the size and owning Properties comparable to Borrowers, provided, that notwithstanding any industry standard, any amount of self-insurance must be reasonably satisfactory to Agent. Schedule 7.1.2 describes all insurance of such Borrower in effect on the date hereof. All proceeds payable under each such policy shall be payable to Agent for application to the Obligations. Each Borrower shall deliver the originals or certified copies of such policies to Agent with satisfactory lender’s loss payable endorsements reasonably satisfactory to Agent naming Agent as sole loss payee, assignee or additional insured, as appropriate. Each policy of insurance or endorsement shall contain a clause requiring the insurer to give not less than 30 days prior written notice to Agent in the event of cancellation of the policy for any reason whatsoever and a clause specifying that the interest of Agent shall not be impaired or invalidated by any act or neglect of a Borrower or the owner of the Property or by the occupation of the premises for purposes more hazardous than are permitted by said policy. If a Borrower fails to provide and pay for such insurance, Agent may, at its option, but shall not be required to, procure the same and charge Borrowers therefor. Each Borrower agrees to deliver to Agent, promptly as rendered, true copies of all reports made in any reporting forms to insurance companies. For so long as no Event of Default exists, each Borrower shall have the right to settle, adjust and compromise any claim with respect to any insurance maintained by such Borrower provided that all proceeds thereof are applied in the manner specified in this Agreement, and Agent agrees promptly to provide any necessary endorsement to any checks or drafts issued in payment of any such claim. At any time that an Event of Default exists, only Agent shall be authorized to settle, adjust and compromise such claims, Agent shall have all rights and remedies with respect to such policies of insurance as are provided for in this Agreement and the other Loan Documents.

(ii)     Any proceeds of insurance referred to in this Section 7.1.2 and any condemnation awards that are paid to Agent in connection with a condemnation of any of the Collateral shall be paid to Agent and applied first to the payment of the Revolver Loans and then to any other Obligations outstanding; provided that, if requested by a Borrower in writing within 60 days after Agent’s receipt of insurance proceeds or condemnation awards with respect to the Real Estate and if no Default or Event of Default exists, such Borrower may apply such proceeds to repair or replace the damaged or destroyed Real Estate so long as (1) such repair or replacement is promptly undertaken and concluded, (2) replacements of buildings are constructed on the sites of the original casualties and are of comparable size, and quality and utility to the destroyed buildings, (3) the repaired or replaced Real Estate is at all times free and clear of Liens other than Permitted Liens, and (4) such Borrower complies with such disbursement procedures for such proceeds as Agent may reasonably impose for repair or replacement.

7.1.3.      Protection of Collateral.      All expenses of protecting, storing, warehousing, insuring, handling, maintaining and shipping any Collateral, all Taxes imposed under any Applicable Law on any of the Collateral or in respect of the sale thereof, and all other payments required to be made by Agent to any Person to realize upon any Collateral shall be borne and paid by Borrowers. Agent shall not be liable or responsible in any way for the safekeeping of any of the Collateral or for any loss or damage thereto (except for reasonable care in the custody thereof while any Collateral is in Agent’s actual possession) or for any diminution in the value thereof, or for any act or default of any warehouseman, carrier, forwarding agency, or other Person whomsoever, but the same shall be at Borrowers’ sole risk.

7.1.4.     Defense of Title to Collateral.      Each Borrower shall at all times defend such Borrower’s title to the Collateral and Agent’s Liens therein against all Persons and all claims and demands whatsoever other than Permitted Liens.

7.2.      Administration of Accounts.

     7.2.1.      Records and Schedules of Accounts. Each Borrower shall keep accurate and complete records of its Accounts and all payments and collections thereon and shall submit to Agent on such periodic basis as Agent shall request a sales and collections report for the preceding period, in form satisfactory to Agent. Each Borrower shall also provide to Agent on or before the 20th day of each month or more frequently as Agent may request (i) a summary aged trial balance of all Accounts existing as of the last day of the preceding month, specifying the names, face value, and age from invoice for each Account Debtor obligated on an Account so listed (“Schedule of Accounts”); (ii) upon Agent’s request therefor, information regarding the addresses of Account Debtors, dates of invoices and due dates for each Account Debtor obligated on an Account and copies of proof of delivery and a copy of all documents, including repayment histories and present status reports relating to the Accounts so scheduled; (iii) the estimated aggregate amount of monthly rental income owing by Account Debtors to Borrowers under leases by Borrowers of Inventory that is subject to any Vendor Lease; and (iv) such other matters and information relating to the status of then existing Accounts as Agent shall reasonably request. In addition, if Accounts in an aggregate face amount in excess of $2,000,000 cease to be Eligible Accounts in whole or in part, Borrowers shall notify Agent of such occurrence promptly (and in any event within 2 Business Days) after any Borrower’s having obtained knowledge of such occurrence and the Borrowing Base shall thereupon be adjusted to reflect such occurrence. Upon Agent’s request, each Borrower shall deliver to Agent copies of invoices or invoice registers related to all of its Accounts.

     7.2.2.      Discounts, Disputes and Returns.     If a Borrower grants any discounts, allowances or credits that are not shown on the face of the invoice for the Account involved, such Borrower shall report such discounts, allowances or credits, as the case may be to Agent as part of the next required Schedule of Accounts. If any amounts due and owing in excess of $2,000,000 are in dispute between a Borrower and any Account Debtor, or if any returns are made in excess of $2,000,000 with respect to any Accounts owing from an Account Debtor, such Borrower shall provide Agent with written notice thereof at the time of submission of the next Schedule of Accounts, explaining in detail the reason for the dispute or return, all claims related thereto and the amount in controversy. At any time an Event of Default exists, Agent shall have the right to settle or adjust all disputes and claims directly with the Account Debtor and to compromise the amount or extend the time for payment of any Accounts comprising a part of the Collateral upon such terms and conditions as Agent may deem advisable, and to charge the deficiencies, costs and expenses thereof, including attorneys’ fees, to Borrowers.

     7.2.3.      Taxes.      If an Account of a Borrower includes a charge for any Taxes payable to any Governmental Authority, Agent is authorized, in its sole discretion, at any time an Event of Default exists, to pay the amount thereof to the proper taxing authority for the account of such Borrower and to charge Borrowers therefor; provided, however, that neither Agent nor Lenders shall be liable for any Taxes that may be due by a Borrower.

     7.2.4.      Account Verification.      Whether or not a Default or an Event of Default exists, Agent shall have the right at any time, in the name of Agent, any designee of Agent or a Borrower to verify the validity, amount or any other matter relating to any Accounts of such Borrower by mail, telephone, telegraph or otherwise. Each Borrower shall cooperate fully with Agent in an effort to facilitate and promptly conclude any such verification process.

     7.2.5.      Maintenance of Dominion Accounts.      Each Borrower shall maintain a Dominion Account with Bank pursuant to a lockbox or other arrangement acceptable to Agent. Notwithstanding the foregoing, each Borrower may use Dominion Accounts with banks acceptable to Agent (pursuant to agreements satisfactory to Agent in all respects) for a period of 90 days from the Closing Date; provided, that on or before such date each Borrower has opened a Dominion Account with Bank and advised all of its Account Debtors to remit payments to such Dominion Account with Bank. Each Borrower shall issue to each such lockbox bank an irrevocable letter of instruction directing such bank to deposit all payments or other remittances received in the lockbox to the Dominion Account. Each Borrower shall enter into agreements, in form satisfactory to Agent, with each bank at which a Dominion Account is maintained by which such bank shall immediately transfer to the Payment Account all monies deposited to the Dominion Account. All funds deposited in each Dominion Account shall be subject to Agent’s Lien. Each Borrower shall obtain the agreement (in favor of and in form and content sufficient to perfect Agent’s Lien on such Deposit Account and otherwise satisfactory to Agent and Lenders) by each bank at which a Dominion Account is maintained to waive any offset rights against the funds deposited into such Dominion Account, except offset rights in respect of charges incurred in the administration of such Dominion Account. Neither Agent nor Lenders assume any responsibility to Borrowers for such lockbox arrangements or Dominion Accounts, including any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder.

     7.2.6.      Collection of Accounts and Proceeds of Collateral.      To expedite collection, each Borrower shall endeavor in the first instance to make collection of such Borrower’s Accounts for Agent and Lenders. All Payment Items received by a Borrower in respect of its Accounts, together with the proceeds of any other Collateral, shall be held by such Borrower as trustee of an express trust for Agent’s benefit and such Borrower shall immediately deposit same in kind in the Dominion Account. Agent retains the right at all times that a Default or an Event of Default exists to notify Account Debtors of each Borrower that Accounts have been assigned to Agent and to collect Accounts directly in its own name and to charge to Borrowers the collection costs and expenses incurred by Agent or Lenders, including reasonable attorneys’ fees.

7.3.      Administration of Inventory.

     7.3.1.      Records and Reports of Inventory.      Each Borrower shall keep accurate and complete records of its Inventory and shall furnish Agent and Lenders inventory reports respecting such Inventory in form and detail satisfactory to Agent and Lenders at such times as Agent and Lenders may request, but so long as no Default or Event of Default exists, no more frequently than once each month. Each Borrower shall, at its own expense, conduct a physical inventory no less frequently than annually and shall provide to Agent and Lenders a report based on each such physical inventory promptly after completion thereof, together with such supporting information as Agent shall request. Each Borrower shall conduct periodic cycle counts of its Inventory in accordance with historical practices, and, at Agent’s request, shall provide to Agent and Lenders a report based on each such cycle count. Agent may participate in and observe each physical count of inventory, which participation shall be at Borrowers’ expense at any time that an Event of Default exists.

     7.3.2.      Returns of Inventory.      No Borrower shall return any of its Inventory to a supplier or vendor thereof, or any other Person, whether for cash, credit against future purchases or then existing payables, or otherwise, unless (i) such return is in the Ordinary Course of Business of such Borrower; (ii) no Default or Event of Default exists or would result therefrom; (iii) the return of such Inventory will not result in an Out-of-Formula Condition; (iv) such Borrower promptly notifies Agent thereof if the aggregate Value of all Inventory returned in any month exceeds $5,000,000; and (v) any payments received by such Borrower in connection with any such return are promptly turned over to Agent for application to the Obligations.

     7.3.3.      Dispositions of Used Rental Inventory.     No Borrower will sell or otherwise dispose of or transfer any Used Rental Inventory (other than in connection with a lease of such Used Rental Inventory) without the prior written consent of Agent; provided, however, that the foregoing restriction shall not apply, for so long as no Default or Event of Default exists, to sales of Used Rental Inventory in the Ordinary Course of Business which, in the aggregate for both Borrowers during any Fiscal Year, has a fair market value or book value, whichever is more, of $40,000,000 or less, in each case provided that all Net Proceeds thereof are remitted to Agent for application to the Obligations.

     7.3.4.     Net Book Value of Rental Inventory.      At any time requested by Agent, Borrowers shall deliver to Agent a written statement of the Net Book Value of Borrowers’ Rental Inventory. In addition, Borrowers promptly shall deliver to Agent a written statement of the Net Book Value of Borrowers’ Rental Inventory on any date that Borrowers sell or otherwise dispose of Used Rental Inventory (as permitted by Section 7.3.3 above) with an aggregate Net Book Value (taken alone or together with any other dispositions since the last date on which such a statement has been delivered to Agent) of $15,000,000 or more and the Borrowing Base shall thereupon be adjusted to reflect such occurrence.

7.4      Administration of Equipment.

     7.4.1.      Records and Schedules of Equipment.      Each Borrower shall keep accurate records itemizing and describing the kind, type, quality, quantity and cost of its Equipment and all dispositions made in accordance with Section 7.4.2 hereof, and shall furnish Agent and Lenders with a current schedule containing the foregoing information on at least an annual basis and more often if requested by Agent. Promptly after request therefor by Agent, each Borrower shall deliver to Agent and Lenders any and all evidence of ownership, if any, of any of the Equipment.

     7.4.2.     Dispositions of Equipment.      No Borrower will sell, lease or otherwise dispose of or transfer any of the Equipment or any part thereof without the prior written consent of Agent; provided, however, that the foregoing restriction shall not apply, for so long as no Default or Event of Default exists, to dispositions of Equipment which, in the aggregate for all Borrowers during any Fiscal Year, has a fair market value or book value, whichever is more, of $5,000,000 or less, provided that all Net Proceeds thereof are remitted to Agent for application to the Obligations.

     7.4.3.      Condition of Equipment.      Each Borrower hereby represents that the Equipment is in good operating condition and repair, and all necessary replacements of and repairs thereto shall be made so that the value and operating efficiency of the Equipment shall be maintained and preserved, reasonable wear and tear excepted. Each Borrower shall use reasonable efforts to ensure that the Equipment shall be mechanically and structurally sound, capable of performing the functions for which the Equipment was originally designed. No Borrower will permit any of its Equipment to become affixed to any real Property leased to such Borrower so that an interest arises therein under the real estate laws of the applicable jurisdiction unless the landlord of such real Property has executed a Landlord Agreement or leasehold mortgage in favor of and in form acceptable to Agent, and no Borrower will permit any of the Equipment to become an accession to any personal Property that is subject to a Lien unless the Lien is a Permitted Lien.

7.5.      Borrowing Base Certificates.      On the Closing Date and on or before the fifteenth Business Day of each month after the Closing Date (or more frequently if requested by Agent), Borrowers shall deliver to Agent a Borrowing Base Certificate prepared as of the close of business of the previous month, and at such other times as Agent may request. All calculations of Availability in connection with any Borrowing Base Certificate shall originally be made by Borrowers and certified by a Senior Officer of Neff to Agent; provided that Agent shall have the right to review and adjust, in the exercise of its reasonable credit judgment, any such calculation (i) to reflect its reasonable estimate of declines in value of any of the Collateral described therein and (ii) to the extent that such calculation is not in accordance with this Agreement or does not accurately reflect the amount of the Availability Reserve. In no event shall the Borrowing Base on any date be deemed to exceed the amount of the Borrowing Base shown on the Borrowing Base Certificate last received by Agent prior to such date, as such Borrowing Base Certificate may be adjusted by Agent as herein authorized.

SECTION   8.      REPRESENTATIONS AND WARRANTIES

8.1.       General Representations and Warranties.      To induce Agent and Lenders to enter into this Agreement and to make available the Commitments, each Borrower warrants and represents to Agent and Lenders that:

     8.1.1.     Organization and Qualification.      Each Borrower and its Subsidiaries is an entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization. Each Borrower and its Subsidiaries is duly qualified and is authorized to do business and is in good standing as a foreign corporation in each state or jurisdiction listed on Schedule 8.1.1 hereto and in all other states and jurisdictions in which the failure of such Borrower or any of such Subsidiaries to be so qualified would have a Material Adverse Effect.

     8.1.2.      Power and Authority.      Each Borrower and its Subsidiaries is duly authorized and empowered to enter into, execute, deliver and perform this Agreement and each of the other Loan Documents to which it is a party. The execution, delivery and performance of this Agreement and each of the other Loan Documents have been duly authorized by all necessary action and do not and will not (i) require any consent or approval of any of the holders of the Equity Interests of such Borrower or any Subsidiary; (ii) contravene such Borrower’s or any Subsidiary’s Organization Documents; (iii) violate, or cause such Borrower or any Subsidiary to be in default under, any provision of any Applicable Law, order, writ, judgment, injunction, decree, determination or award in effect having applicability to such Borrower or any Subsidiary; (iv) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which such Borrower or any Subsidiary is a party or by which it or its Properties may be bound or affected; or (v) result in, or require, the creation or imposition of any Lien (other than Permitted Liens) upon or with respect to any of the Properties now owned or hereafter acquired by such Borrower or any Subsidiary.

     8.1.3.      Legally Enforceable Agreement.      This Agreement is, and each of the other Loan Documents when delivered under this Agreement will be, a legal, valid and binding obligation of each Borrower and its Subsidiaries signatories thereto enforceable against each of them in accordance with the respective terms of such Loan Documents, except as the enforceability thereof may be limited by bankruptcy, insolvency or other similar laws of general application affecting the enforcement of creditors’ rights or general equitable principals, whether applied in law or equity.

     8.1.4.     Capital Structure.      As of the date hereof, Schedule 8.1.4 hereto states (i) the correct name of each Subsidiary, its jurisdiction of incorporation and the percentage of its Equity Interests having voting powers owned by each Person, (ii) the name of each Borrower’s corporate Affiliates and the nature of the affiliation (except where a director of a Borrower is a director or officer of another Person) and (iii) the number of authorized and issued Equity Interests (and treasury shares) of such Borrower and each Subsidiary. Each Borrower has good title to all of the shares it purports to own of the Equity Interests of each of its Subsidiaries, free and clear in each case of any Lien other than Permitted Liens. All such Equity Interests have been duly issued and are fully paid and non-assessable. No Borrower has made, or obligated itself to make, any Distribution. Except as have been issued under the Neff Corp. 1998 Incentive Stock Plan and the Neff Corp. 1999 Incentive Stock Plan, no Borrower has issued any options to purchase, or any rights or warrants to subscribe for, or any commitments or agreements to issue or sell, or any Equity Interests or obligations convertible into, or any powers of attorney relating to, shares of the capital stock of such Borrower or any of its Subsidiaries. Except as set forth on Schedule 8.1.4 hereto, to the Borrowers’ knowledge, there are no outstanding agreements or instruments binding upon the holders of a Borrower’s Equity Interests relating to the ownership of its Equity Interests. No Lender is an Affiliate of a Borrower.

     8.1.5.     Corporate Names.      During the 5-year period preceding the date of this Agreement and as of the Closing Date, no Borrower nor any Subsidiary has been known as or used any corporate, fictitious or trade names except those listed on Schedule 8.1.5 hereto. Except as set forth on Schedule 8.1.5, neither Borrowers nor any Subsidiary has been the surviving corporation of a merger or consolidation or acquired all or substantially all of the assets of any Person.

     8.1.6.      Business Locations; Agent for Process.      As of the date hereof, the chief executive office and other places of business of each Borrower and each Subsidiary are as listed on Schedule 7.1.1 hereto. During the 5-year period preceding the date of this Agreement, neither of Borrowers nor any Subsidiary has had an office, place of business or agent for service of process other than as listed on Schedule 7.1.1. Except as shown on Schedule 7.1.1 on the date hereof, no Inventory of a Borrower or any Subsidiary is stored with a bailee, warehouseman or similar Person, nor is any Inventory consigned to any Person.

     8.1.7.     Title to Properties; Priority of Liens.      Each Borrower and each of its Subsidiaries has good and marketable title to and fee simple ownership of, or valid and subsisting leasehold interests in, all of its Real Estate, and good title to all of its personal Property, including all Property reflected in the financial statements referred to in Section 8.1.9 or delivered pursuant to Section 9.1.3, in each case free and clear of all Liens except Permitted Liens. Each Borrower has paid or discharged, and has caused each Subsidiary to pay and discharge, all lawful claims which, if unpaid, could reasonably be expected to become a Lien against any Properties of such Borrower or such Subsidiary that is not a Permitted Lien, except to the extent such claim is being Properly Contested. The Liens granted to Agent pursuant to this Agreement and the other Security Documents are first priority Liens, subject only to those Permitted Liens which are expressly permitted by the terms of this Agreement to have priority over the Liens of Agent.

     8.1.8.      Accounts.      Agent may rely, in determining which Accounts are Eligible Accounts, on all statements and representations made by each Borrower with respect to any Account. Unless otherwise indicated in writing to Agent or excluded by Borrowers in their calculation of the Borrowing Base in any Borrowing Base Certificate, with respect to each Account, each Borrower warrants that:

(i)     It is genuine and in all respects what it purports to be, and it is not evidenced by a judgment;

(ii)     It arises out of a completed, bona fide sale or lease and delivery of goods or rendition of services by such Borrower in the Ordinary Course of Business and substantially in accordance with the terms and conditions of all purchase orders, contracts or other documents relating thereto and forming a part of the contract between such Borrower and the Account Debtor;

(iii)     It is for a sum certain maturing as stated in the duplicate invoice covering such sale, a copy of which has been furnished or is available to Agent on request;

(iv)     Such Account, and Agent’s security interest therein, is not, and will not, as a result of any voluntary act or omission of any Borrower, be in the future subject to any offset, Lien, deduction, defense, dispute, counterclaim or any other adverse condition except for disputes resulting in returned goods where the amount in controversy is deemed by Agent to be immaterial, and each such Account is absolutely owing to such Borrower and is not contingent in any respect or for any reason;

(v)     The contract under which such Account arose does not condition or restrict such Borrower’s right to assign to Agent the right to payment thereunder unless such Borrower has obtained the Account Debtor’s consent to such collateral assignment or complied with any conditions to such assignment (regardless of whether under the UCC or other Applicable Law any such restrictions are ineffective to prevent the grant of a Lien upon such Account in favor of Agent);

(vi)     Such Borrower has not made any agreement with any Account Debtor thereunder for any compromise, settlement or modification of the original invoice date with respect to any such Account or any deduction therefrom, except (x) compromises or settlements which in the aggregate for any Account Debtor do not exceed $250,000 in any Fiscal Year and (y) discounts or allowances which are granted by such Borrower in the Ordinary Course of Business for prompt payment, all of which are reflected in the calculation of the net amount of each respective invoice related thereto and are reflected in the Schedules of Accounts submitted to Agent pursuant to Section 7.2.1 hereof;

(vii)     To the best of such Borrower’s actual knowledge, there are no facts, events or occurrences which are reasonably likely to impair the validity or enforceability of such Account or reduce the amount payable thereunder from the face amount of the invoice and statements delivered to Agent with respect thereto;

(viii)     To the best of such Borrower’s actual knowledge, the Account Debtor thereunder (1) had the capacity to contract at the time any contract or other document giving rise to the Account was executed and (2) is Solvent; and

(ix)     To the best of such Borrower’s actual knowledge, there are no proceedings or actions which are threatened or pending against any Account Debtor thereunder and which are reasonably likely to result in any material adverse change in such Account Debtor’s financial condition or the collectibility of such Account.

     8.1.9.      Financial Statements.       The Consolidated and consolidating balance sheets of Borrowers and such other Persons described therein (including the accounts of all Subsidiaries of Borrowers for the respective periods during which a Subsidiary relationship existed) as of December 31, 2000, and the related statements of income, changes in stockholder’s equity, and changes in financial position for the periods ended on such dates, have been prepared in accordance with GAAP, and present fairly the financial positions of Borrowers and such Persons at such dates and the results of Borrowers’ operations for such periods. Since December 31, 2000, except as disclosed in Neff’s public SEC filings since such date, there has been no material adverse change in the condition, financial or otherwise, of Borrower and such other Persons as shown on the Consolidated balance sheet as of such date and no material change in the aggregate value of Equipment and real Property owned by Borrower or such other Persons.

     8.1.10.       Full Disclosure.      Neither this Agreement nor any other written statement furnished by a Borrower to the Agent or any Lender for purposes of or in connection with this Agreement or the other Loan Documents contains or omits any material fact necessary to make the statements contained herein or therein not materially misleading as of the date as of which such information is dated in light of the circumstances under which such information was provided. There is no fact or circumstance in existence on the date hereof which Borrowers have failed to disclose to Agent in writing that could reasonably be expected to have a Material Adverse Effect.

     8.1.11.      Solvent Financial Condition.      Each Borrower and each of its Subsidiaries is now Solvent and, after giving effect to the Loans to be made hereunder, the Letters of Credit to be issued in connection herewith and the consummation of the other transactions described in the Loan Documents, each Borrower and each of its Subsidiaries will be Solvent.

     8.1.12.      Surety Obligations.      Except as set forth on Schedule 8.1.12 hereto on the date hereof, neither Borrower nor any of its Subsidiaries is obligated as surety or indemnitor under any surety or similar bond or other contract issued or entered into any agreement to assure payment, performance or completion of performance of any undertaking or obligation of any Person.

     8.1.13.       Taxes      The FEIN of each Borrower and each of its Subsidiaries is as shown on Schedule 8.1.13 hereto. Each Borrower and each of its Subsidiaries has filed all federal, state and other material tax returns and other reports it is required by law to file and has paid, or made provision for the payment of, all Taxes upon it, its income and Properties as and when such Taxes are due and payable, except to the extent being Properly Contested. The provision for Taxes on the books of each Borrower and each of its Subsidiaries are adequate for all years not closed by applicable statutes, and for its current Fiscal Year.

      8.1.14.      Brokers.      There are no claims against a Borrower or amounts owing or to be owed by a Borrower for brokerage commissions, finder's fees or investment banking fees in connection with the transactions contemplated by this Agreement or any of the other Loan Documents.

     8.1.15.      Intellectual Property.      Each Borrower and each of its Subsidiaries each owns or has the lawful right to use all Intellectual Property necessary for the present and planned future conduct of its business without, to its knowledge, any conflict with the rights of others; there is no objection to, or pending (or, to a Borrower’s knowledge, threatened) Intellectual Property Claim with respect to, such Borrower’s or any of its Subsidiary’s right to use any such Intellectual Property and such Borrower is not aware of any grounds for challenge or objection thereto; and, except as may be disclosed on Schedule 8.1.15, neither Borrower nor any of its Subsidiaries pays any royalty or other compensation to any Person for the right to use any Intellectual Property (other than with respect to off-the-shelf or prepackaged software). All such patents, trademarks, service marks, tradenames, copyrights, licenses and other similar rights are listed on Schedule 8.1.15 hereto, to the extent they are registered under any Applicable Law or are otherwise material to a Borrower’s or any of its Subsidiaries’ business.

     8.1.16.      Governmental Approvals.      Each Borrower and each of its Subsidiaries has, and is in good standing with respect to, all Governmental Approvals necessary to continue to conduct its business as heretofore or proposed to be conducted by it and to own or lease and operate its Properties as now owned or leased by it, except where the failure to have such Governmental Approval could not reasonably be expected to have a Material Adverse Effect.

     8.1.17.      Compliance with Laws.      Each Borrower and each of its Subsidiaries is and its Properties, business operations and leaseholds are in compliance in all material respects with, the provisions of all Applicable Laws (except to the extent that any such noncompliance with Applicable Law could not reasonably be expected to have a Material Adverse Effect) and there have been no citations, notices or orders of noncompliance issued to such Borrower or any of the Subsidiaries under any such law, rule or regulation. Each Borrower is in material compliance with all Environmental Laws applicable to it and Properties owned by it.

     8.1.18.      Burdensome Contracts.      Neither Borrower nor any of its Subsidiaries is a party or subject to any contract, agreement, or charter or other corporate restriction, which has or could be reasonably expected to have a Material Adverse Effect. Neither Borrower nor any of its Subsidiaries is a party or subject to any Restrictive Agreements, except as set forth on Schedule 8.1.18 hereto, none of which prohibit the execution or delivery of any of the Loan Documents by any Obligor or the performance by any Obligor of its obligations under any of the Loan Documents to which it is a party, in accordance with the terms of such Loan Documents.

     8.1.19.      Litigation.      Except as set forth on Schedule 8.1.19 hereto, there are no actions, suits, proceedings or investigations pending or, to the knowledge of a Borrower, threatened on the date hereof against or affecting such Borrower or any of the Subsidiaries, or the business, operations, Properties, prospects, profits or condition of such Borrower or any of the Subsidiaries, (i) which relate to any of the Loan Documents or any of the transactions contemplated thereby or (ii) which could reasonably be expected to have a Material Adverse Effect. To the extent that all issues to be determined by the Nortrax Arbitration are decided against the interests of Borrowers, such decision and the results thereof could not reasonably be expected to have a Material Adverse Effect. To the knowledge of each Borrower, neither such Borrower nor any of its Subsidiaries is in default on the date hereof with respect to any order, writ, injunction, judgment, decree or rule of any court, Governmental Authority or arbitration board or tribunal.

     8.1.20.      No Defaults.      No event has occurred and no condition exists which would, upon or after the execution and delivery of this Agreement or such Borrower’s performance hereunder, constitute a Default or an Event of Default. Neither Borrower nor any of its Subsidiaries is in default, and no event has occurred and no condition exists which constitutes or which with the passage of time or the giving of notice or both would constitute a default, under any Material Contract or in the payment of any Debt of such Borrower or a Subsidiary to any Person for Money Borrowed.

     8.1.21.      Leases.      Schedule 8.1.21 hereto is a complete listing of each capitalized and operating lease of each Borrower and its Subsidiaries on the date hereof that constitutes a Material Contract, other than Vendor Leases that may constitute operating leases. Each Borrower and each of its Subsidiaries is in substantial compliance with all of the terms of each of its respective capitalized and operating leases and there is no basis upon which the lessors under any such leases could terminate same prior to the scheduled maturity or stated termination date thereof or declare such Borrower or any of its Subsidiaries in default thereunder.

     8.1.22.      Pension Plans.      Except as disclosed on Schedule 8.1.22 hereto, neither Borrower nor any of its Subsidiaries has any Plan on the date hereof. Each Borrower and each of its Subsidiaries is in compliance with the requirements of ERISA and the regulations promulgated thereunder with respect to each Plan in all material respects. No fact or situation that is reasonably likely to result in a material adverse change in the financial condition of a Borrower or any of the Subsidiaries exists in connection with any Plan. Neither Borrower nor any of its Subsidiaries has any withdrawal liability in connection with a Multi-employer Plan.

     8.1.23.      Trade Relations.      There exists no actual or, to either Borrower’s knowledge, threatened termination, cancellation or material limitation of, or any materially adverse modification or change in, the business relationship between a Borrower and any customer or any group of customers whose purchases individually or in the aggregate are material to the business of such Borrower, or with any material supplier or group of suppliers, and there exists no condition or state of facts or circumstances which is reasonably likely to have a Material Adverse Effect or prevent such Borrower from conducting such business after the consummation of the transactions contemplated by this Agreement in substantially the same manner as it has heretofore been conducted.

     8.1.24.      Labor Relations.      Except as described on Schedule 8.1.24 hereto, neither Borrower nor any of its Subsidiaries is a party to any collective bargaining agreement on the date hereof. On the date hereof, there are no material grievances, disputes or controversies with any union or any other organization of such Borrower’s or any of its Subsidiary’s employees, or, to such Borrower’s knowledge, any threats of strikes, work stoppages or any asserted pending demands for collective bargaining by any union or organization.

     8.1.25.      Not a Regulated Entity.      No Obligor is (i) an “investment company” or a “person directly or indirectly controlled by or acting on behalf of an investment company” within the meaning of the Investment Company Act of 1940; (ii) a “holding company,” or a “subsidiary company” of a “holding company,” or an “affiliate” of a “holding company” or of a “subsidiary company” of a “holding company,” within the meaning of the Public Utility Holding Company Act of 1935; or (iii) subject to regulation under the Federal Power Act, the Interstate Commerce Act, any public utilities code or any other Applicable Law regarding its authority to incur Debt.

     8.1.26.      Margin Stock.      Neither Borrower nor any of its Subsidiaries is engaged, principally or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any Margin Stock.

     8.1.27.       Real Estate.       The Real Estate constitutes all real Property owned by Borrowers on the Closing Date.

     8.1.28.       Projections.       All financial and business projections heretofore delivered to Agent and Lenders by Borrowers have been prepared by Borrowers in good faith and are based on reasonable assumptions.

8.2.      Reaffirmation of Representations and Warranties.      Each representation and warranty contained in this Agreement and the other Loan Documents shall be deemed to be reaffirmed by each Borrower on each day that a Borrower requests or is deemed to have requested an extension of credit hereunder, except for changes in the nature of a Borrower’s or, if applicable, any of its Subsidiaries’ business or operations that may occur after the date hereof in the Ordinary Course of Business so long as Agent has consented to such changes or such changes are not violative of any provision of this Agreement. Notwithstanding the foregoing, representations and warranties which by their terms are applicable only to a specific date shall be deemed made only at and as of such date.

8.3.     Survival of Representations and Warranties.      All representations and warranties of each Borrower contained in this Agreement or any of the other Loan Documents shall survive the execution, delivery and acceptance thereof by Agent, Lenders and the parties thereto and the closing of the transactions described therein or related thereto.

SECTION   9.      COVENANTS AND CONTINUING AGREEMENTS

9.1.      Affirmative Covenants.      For so long as there are any Commitments outstanding and thereafter until payment in full of the Obligations, each Borrower covenants that, unless the Required Lenders have otherwise consented in writing, it shall and shall cause each Subsidiary to:

     9.1.1.      Visits and Inspections.      Permit representatives of Agent, from time to time, as often as may be reasonably requested, but only during normal business hours and (except when a Default or Event of Default exists) upon reasonable prior notice to such Borrower, to visit and inspect the Properties of such Borrower and each Subsidiary, conduct appraisals of a Borrower’s Properties, inspect, audit and make extracts from each Borrower’s and each of its respective Subsidiary’s books and records, and discuss with its officers, its employees and its independent accountants, Borrower’s and each Subsidiary’s business, financial condition, business prospects and results of operations. Representatives of Borrowers (including Borrowers’ accountants) shall be authorized to accompany Agent on any such visit or inspection, but such authorization shall in no manner be deemed to be a requirement or condition of Agent’s visits or inspections, and to the extent any of Borrowers’ representatives accompany Agent on any visit or audit, such Persons shall in no manner hinder or delay the audits or inspections of Agent. Representatives of each Lender shall be authorized to accompany Agent on each such visit and inspection and to participate with Agent therein, but at their own expense, unless a Default or Event of Default exists. Neither Agent nor any Lender shall have any duty to make any such inspection and shall not incur any liability by reason of its failure to conduct or delay in conducting any such inspection.

     9.1.2.      Notices.      Notify Agent and Lenders in writing, promptly after Borrower’s obtaining knowledge thereof, (i) of the commencement of any litigation or Intellectual Property Claim affecting any Obligor or any of its Properties, whether or not the claims asserted in such litigation or Intellectual Property Claim are considered by such Borrower to be covered by insurance, and of the institution of any administrative proceeding, to the extent that such litigation, claim or proceeding could reasonably be expected to have a Material Adverse Effect; (ii) of any material labor dispute to which any Obligor may become a party, any strikes or walkouts relating to any of its plants or other facilities, and the expiration of any labor contract to which it is a party or by which it is bound; (iii) of any material default by any Obligor under, or termination of, any Material Contract or any note, indenture, loan agreement, mortgage, lease, deed, guaranty or other similar agreement relating to any Debt of such Obligor exceeding $2,500,000 and of any termination of a Vendor Lease as a result of a Borrower’s default thereunder, unless Borrowers promptly pay all Vendor Lease Debt owing under such Vendor Lease Debt or the asserted default and termination by the Vendor Lessor is Property Contested; (iv) of the existence of any Default or Event of Default; (v) of any judgment against any Obligor in an amount exceeding $2,500,000; (vi) of any violation or asserted violation by such Borrower of any Applicable Law (including ERISA, OSHA, FLSA, or any Environmental Laws), the adverse resolution of which could reasonably be expected to have a Material Adverse Effect or result in liability of such Borrower in an amount in excess of $5,000,000; (vii) of any Environmental Release by an Obligor or on any Property owned or occupied by an Obligor if such Environmental Release could reasonably be expected to have a Material Adverse Effect; and (viii) of the discharge of Borrower’s independent accountants or any withdrawal of resignation by such independent accountants from their acting in such capacity. In addition, each Borrower shall give Agent at least 10 Business Days’ prior written notice of any Obligor’s opening of any new office or place of business.

     9.1.3.      Financial and Other Information.      Keep adequate records and books of account with respect to its business activities in which proper entries are made in accordance with GAAP reflecting all its financial transactions; and cause to be prepared and to be furnished to Agent and Lenders the following (all to be prepared in accordance with GAAP applied on a consistent basis, unless Borrower’s certified public accountants concur in any change therein, such change is disclosed to Agent and is consistent with GAAP and, if required by the Required Lenders, the financial covenants set forth in Section 9.3 are amended in a manner requested by the Required Lenders to take into account the effects of such change):

(i)      as soon as available, and in any event within 90 days after the close of each Fiscal Year unqualified audited balance sheets of Borrowers and their Subsidiaries as of the end of such Fiscal Year (unless such audited balance sheets are qualified as to Borrowers’ going concern based solely on net losses or write-offs of intangibles) and the related statements of income, shareholders’ equity and cash flow, on a Consolidated (and certified without material qualification) and consolidating basis, by a firm of independent certified public accountants of recognized national standing selected by Borrowers but reasonably acceptable to Agent (except for a qualification for a change in accounting principles with which the accountant concurs), and setting forth in each case in comparative form the corresponding Consolidated and consolidating figures for the preceding Fiscal Year;

(ii)      as soon as available, and in any event within 45 days after the close of each Fiscal Quarter, including the last Fiscal Quarter of Borrower’s Fiscal Year, unaudited balance sheets of Borrowers and their Subsidiaries as of the end of such month and the related unaudited Consolidated statements of income and cash flow for such month and for the portion of Borrowers’ Fiscal Year then elapsed, on a Consolidated and consolidating basis, setting forth in each case in comparative form the corresponding figures for the preceding Fiscal Year and certified by the principal financial officer of Borrowers as prepared in accordance with GAAP and fairly presenting the Consolidated financial position and results of operations of Borrowers and their Subsidiaries for such Fiscal Quarter subject only to changes from audit and year-end adjustments;

(iii)      as soon as available, and in any event within 30 days after the end of each month hereafter (but within 45 days after the last month in a Fiscal Quarter), unaudited balance sheets of Borrowers and their Subsidiaries as of the end of such month and the related unaudited Consolidated statements of income and cash flow for such month and for the portion of Borrowers’ Fiscal Year then elapsed, on a Consolidated and consolidating basis, setting forth in each case in comparative form the corresponding figures for the preceding Fiscal Year and certified by the principal financial officer of Borrowers as prepared in accordance with GAAP and fairly presenting the Consolidated financial position and results of operations of Borrowers and their Subsidiaries for such month and period subject only to changes from audit and year-end adjustments and except that such statements need not contain notes;

(iv)      not later than 20 days after each month, a listing of all of Borrowers’ trade payables as of the last Business Day of such month, specifying the name of and balance due each trade creditor, together with a list of all trade creditors to whom either Borrower owes any Purchase Money Debt or Vendor Lease Debt with respect to any of the Inventory (provided that nothing herein shall be deemed to permit any such Debt or any associated Liens except as specifically provided for in this Agreement), and, at Agent’s request, monthly detailed trade payable agings in form acceptable to Agent; and

(v)      promptly after the sending or filing thereof, as the case may be, copies of any proxy statements, financial statements or reports which a Borrower has made generally available to its shareholders and copies of any regular, periodic and special reports or registration statements which such Borrower files with the SEC or any Governmental Authority which may be substituted therefor, or any national securities exchange.

     To the extent that any of the financial statements or reports set forth in clause (v) have been properly filed with the SEC and are generally available on the EDGAR internet database, Borrowers written notification (which for purposes hereof only includes confirmed electronic transmission) of such filing and availability (including an internet protocol link to the internet page containing such financial statements or reports) shall satisfy the requirements of delivery of such items to Agent and Lenders under this Section 9.1.3. Concurrently with the delivery of the financial statements described in clause (i) of this Section 9.1.3, Borrowers shall deliver to Agent and Lenders a copy of the accountants’ letter to Borrower’s management that is prepared in connection with such financial statements and also shall cause to be prepared and shall deliver to Agent and Lenders a certificate of the aforesaid certified public accountants stating to Agent and Lenders that, based upon such accountants’ audit of the Consolidated financial statements of Borrowers and their Subsidiaries performed in connection with their examination of said financial statements, nothing came to their attention that caused them to believe that Borrowers were not in compliance with Sections 9.2.2, 9.2.3, 9.2.4, 9.2.8, 9.2.9, 9.2.15, 9.2.16 or 9.3 hereof, or, if they are aware of such noncompliance, specifying the nature thereof, and acknowledging, in a manner satisfactory to Agent, that they are aware that Agent and Lenders are relying on such financial statements in making their decisions with respect to the Loans. Concurrently with the delivery of the financial statements described in clauses (i), (ii) and (iii) of this Section 9.1.3, or more frequently if requested by Agent or any Lender during any period that a Default or Event of Default exists, each Borrower shall cause to be prepared and furnished to Agent and Lenders a Compliance Certificate executed by the chief financial officer of such Borrower.

     Promptly after the sending or filing thereof, each Borrower shall also provide to Agent copies of any annual report to be filed in accordance with ERISA in connection with each Plan and such other data and information (financial and otherwise) as Agent, from time to time, may reasonably request, bearing upon or related to the Collateral or such Borrower’s and each of its Subsidiaries’ financial condition or results of operations.

     9.1.4.      Landlord and Storage Agreements.      Provide Agent with copies of all existing agreements, and promptly after execution thereof provide Agent with copies of all agreements entered into after the Closing Date, between such Borrower and any landlord, warehouseman or bailee which owns any premises at which any Collateral may, from time to time, be kept.

     9.1.5.       Projections.      No later than 10 days after the last day of each Fiscal Year of Borrowers, deliver to Agent and Lenders the Projections of Borrowers for the forthcoming Fiscal Year, on a quarter by quarter basis.

     9.1.6.       Taxes.       Pay and discharge all Taxes prior to the date on which such Taxes become delinquent or penalties attach thereto, except and to the extent only that such Taxes are being Properly Contested.

     9.1.7.     Compliance with Laws.      Comply with all Applicable Law, including ERISA, all Environmental Laws, FLSA, OSHA, and all laws, statutes, regulations and ordinances regarding the collection, payment and deposit of Taxes, and obtain and keep in force any and all Governmental Approvals necessary to the ownership of its Properties or to the conduct of its business, to the extent that any such failure to comply, obtain or keep in force could be reasonably expected to have a Material Adverse Effect. Without limiting the generality of the foregoing, Borrowers and their Subsidiaries shall comply in all material respects with all Environmental Laws applicable to the ownership, lease or use of its Property now or hereafter owned, leased or operated by a Borrower or any of its Subsidiaries, will promptly pay or cause to be paid all costs and expenses incurred in connection with such compliance, and will keep or cause to be kept all such Property free and clear of any Liens imposed pursuant to such Environmental Laws. Neither Borrower nor any of its Subsidiaries will generate, use, treat, store, release or dispose of, or permit the generation, use, treatment, storage, release or disposal of Hazardous Materials on any Real property now or hereafter owned, leased or operated by such Borrower or any of its Subsidiaries, or transport or permit the transportation of Hazardous Materials to or from any such Real property, except in each case for Hazardous Materials generated, used, treated, stored, released or disposed of at any such Real property in compliance with all applicable Environmental Laws and reasonably required in connection with the operation, use and maintenance of the business or operations of such Borrower or its Subsidiaries.

     9.1.8.      Insurance.      In addition to the insurance required herein with respect to the Collateral, maintain with financially sound and reputable insurers, insurance with respect to its Properties and business against such casualties and contingencies of such type (including product liability, workers’ compensation, larceny, embezzlement, or other criminal misappropriation insurance) and in such amounts as is customary in the business of such Borrower or such Subsidiary.

     9.1.9.       Reserved.

     9.1.10.      Intellectual Property.      Promptly after applying for or otherwise acquiring any Intellectual Property (other than off-the-shelf or prepackaged software), deliver to Lender, in form and substance acceptable to Lender and in recordable form, all documents necessary for Lender to perfect its Lien on such Intellectual Property.

     9.1.11.     Pledged Shares.      On or before the Closing Date and at all times thereafter, each Borrower shall pledge to Agent, for the benefit of itself and Lenders, all of the Equity Interests of each of their respective Domestic Subsidiaries, 65% of the voting Equity Interests of the Foreign Subsidiaries and 100% of the non-voting Equity Interests of the Foreign Subsidiaries.

     9.1.12.      Guarantor Financial Statements.       Deliver or cause to be delivered to Agent and Lenders financial statements for each Guarantor in form and substance satisfactory to Agent and at such intervals and covering such time periods as Agent shall reasonably request.

     9.1.13.      Neff Asset Management.      If Neff Asset Management is not dissolved on or before 5 Business Days after the Closing Date as permitted by Section 9.2.1 hereof, deliver or cause to be delivered to Agent the following documents, all to be in form and substance satisfactory to Agent, in its sole discretion: (i) a guaranty agreement from Neff Asset Management pursuant to which Neff Asset Management shall unconditionally guaranty payment of all of the Obligations, (ii) a security agreement from Neff Asset Management, in form and substance to Agent, in its sole discretion, pursuant to which Neff Asset Management shall grant to Agent a Lien and security interest in all of Neff Asset Management’s Properties as security for its obligations under the guaranty agreement set forth in clause (i) above and for the Obligations, (iii) such instruments, assignments, title certificates or other documents as are necessary under the UCC or other Applicable Law (including any motor vehicle certificate of title act) to perfect Agent’s Lien upon the Properties of Neff Asset Management and (iv) such other documents or agreements as Agent may request, including agreements regarding the due formation of Neff Asset Management and its authorization to enter into such agreements.

     9.1.14.      Existing Purchase Money Transactions.      On or before March 31, 2002, with respect to each Existing Purchase Money Vendor, either (i) deliver to Agent a duly executed Vendor Intercreditor Agreement from each Existing Purchase Money Vendor, or (ii) repay in full all Debt outstanding and owing to such Existing Purchase Money Vendor on the date thereof and terminate any and all Liens related to such Purchase Money Debt in favor of such Person.

     9.1.15.      UCC Files.      Endeavor in good faith on or before 60 days from the date hereof, to (i) terminate all existing UCC filings with respect to Borrowers or their Properties in all jurisdictions to the extent Borrowers have repaid in full all Debt owing to the secured party or lessor of record or the transaction with respect to which such UCC filing was filed has terminated and (ii) cause to be amended all existing UCC filings that purport to cover Properties of any Borrower for which such Borrower did not grant an underlying security interest to the secured party of record to limit such UCC filings to the Properties of such Borrower for which such Borrower in fact granted a security interest.

9.2.     Negative Covenants.      For so long as there are any Commitments outstanding and thereafter until payment in full of the Obligations, each Borrower covenants that, unless the Required Lenders have otherwise consented in writing, it shall not and shall not permit any Subsidiary to:

     9.2.1.      Fundamental Changes.      Merge, reorganize, consolidate or amalgamate with any Person, or liquidate, wind up its affairs or dissolve itself, except for mergers or consolidations of any Subsidiary with another Subsidiary or with a Borrower; change any Borrower’s name or conduct business under any new fictitious name; or change any Borrower’s state of incorporation or formation or FEIN. Notwithstanding the foregoing, Borrowers may dissolve Neff Asset Management so long as such dissolution is effectuated and written evidence of such dissolution is provided to Agent from the applicable Governmental Authority not more than 5 Business Days after the Closing Date.

     9.2.2.      Loans.      Make any loans or other advances of money to any Person other than to an officer or employee of such Borrower or a Subsidiary (except Neff Asset Management) for salary, travel advances, advances against commissions and other similar advances in the Ordinary Course of Business provided, that for so long as no Default or Event of Default exists, a Borrower may (i) make loans to another Borrower and (ii) make loans to a Domestic Subsidiary that is a Subsidiary Guarantor hereunder.

     9.2.3.      Permitted Debt.      Create, incur, assume, guarantee or suffer to exist any Debt, except:

(i)      the Obligations;

(ii)     Debt evidenced by the Senior Subordinated Debt Documents in an amount not to exceed $200,000,000 in the aggregate;

(iii)      accounts payable by such Borrower or a Subsidiary to trade creditors incurred in the Ordinary Course of Business and paid when due, unless the same are being Properly Contested;

(iv)      obligations to pay Rentals permitted by Section 9.2.14;

(v)     Purchase Money Debt owing by a Borrower to a Vendor from whom Agent has received a duly executed Vendor Intercreditor Agreement, provided that the aggregate amount of all such Purchase Money Debt owing by both Borrowers on any date does not exceed $20,000,000;

(vi)     Debt for accrued payroll, Taxes and other operating expenses (other than for Money Borrowed) incurred in the Ordinary Course of Business of such Borrower or such Subsidiary, including Cash Management Obligations, in each case so long as payment thereof is not past due and payable unless such Debt (other than Debt for accrued payroll) is being Properly Contested;

(vii)     Debt for Money Borrowed by such Borrower (other than the Obligations), but only to the extent that such Debt is outstanding on the date of this Agreement and is not to be satisfied on the Closing Date from the proceeds of the initial Loans;

(viii)     Permitted Contingent Obligations;

(ix)     Debt owing by such Borrower to the other Borrower;

(x)     Prior to March 31, 2002, Debt owing by either or both Borrowers to the Existing Purchase Money Vendors, provided that the aggregate amount owing to the Existing Purchase Money Vendors by either or both Borrowers on any date does not exceed $2,000,000;

(xi)     Debt that is not included in any of the preceding paragraphs of this Section 9.2.3, is not secured by a Lien (unless such Lien is a Permitted Lien) and does not exceed at any time, in the aggregate, the sum of $2,000,000 as to such Borrower and all of its Subsidiaries; and

(xii)     Refinancing Debt so long as each of the Refinancing Conditions is met.

     9.2.4.      Affiliate Transactions.      Enter into, or be a party to any transaction with any Affiliate, except: (i) the transactions contemplated by the Loan Documents; (ii) payment of reasonable compensation to officers and employees for services actually rendered to such Borrower or its Subsidiaries; (iii) payment of customary directors’ fees and indemnities; and (iv) transactions with Affiliates in the Ordinary Course of Business and pursuant to the reasonable requirements of a Borrower’s or its Subsidiary’s business and upon fair and reasonable terms and are no less favorable to such Borrower or such Subsidiary than such Borrower or such Subsidiary would obtain in a comparable arm’s length transaction with a Person not an Affiliate or stockholder of such Borrower or such Subsidiary.

     9.2.5.      Limitation on Liens.       Create or suffer to exist any Lien upon any of its Property, income or profits, whether now owned or hereafter acquired, except the following (collectively, "Permitted Liens"):

(i)     Liens at any time granted in favor of Agent;

(ii)     Liens for Taxes (excluding any Lien imposed pursuant to any of the provisions of ERISA) not yet due or being Properly Contested;

(iii)     statutory Liens (excluding any Lien imposed pursuant to any of the provisions of ERISA) arising in the Ordinary Course of Business of such Borrower or a Subsidiary, but only if and for so long as (x) payment in respect of any such Lien is not at the time required or the Debt secured by any such Liens is being Properly Contested and (y) such Liens do not materially detract from the value of the Property of such Borrower or such Subsidiary and do not materially impair the use thereof in the operation of Borrower’s or such Subsidiary’s business;

(iv)     Liens in favor of a Vendor to secure any Purchase Money Debt to the extent such Vendor has delivered to Agent a duly executed Vendor Intercreditor Agreement and to the extent the Purchase Money Debt secured by such Liens is permitted pursuant to Section 9.2.3(v) hereof;

(v)     Liens in favor of Existing Purchase Money Vendors to secure any Purchase Money Debt to the extent the Debt secured by such Liens is permitted pursuant to Section 9.2.3(xii) hereof;

(vi)     Liens in favor of Vendor Lessors to secure Vendor Lease Debt that is permitted pursuant to Section 9.2.14 hereof;

(vii)     Liens securing Debt of a Subsidiary of such Borrower to such Borrower or to another such Subsidiary;

(viii)     Liens arising by virtue of the rendition, entry or issuance against such Borrower or any Subsidiary, or any Property of such Borrower or any Subsidiary, of any judgment, writ, order, or decree so long as each such Lien (a) is in existence for less than 20 consecutive days after it first arises or is being Properly Contested and (b) is at all times junior in priority to any Liens in favor of Agent;

(ix)     Liens incurred or deposits made in the Ordinary Course of Business to secure the performance of tenders, bids, leases, contracts (other than for the repayment of Money Borrowed), statutory obligations and other similar obligations or arising as a result of progress payments under government contracts; provided that, to the extent any such Liens attach to any of the Collateral, such Liens are at all times subordinate and junior to the Liens upon the Collateral in favor of Agent on terms acceptable to Agent in its sole discretion;

(x)     easements, rights-of-way, restrictions, covenants or other agreements of record and other similar charges or encumbrances on real Property of such Borrower or a Subsidiary that do not secure any monetary obligation and do not interfere in any material respect with the ordinary conduct of the business of such Borrower or such Subsidiary;

(xi)     normal and customary rights of setoff upon deposits of cash in favor of banks and other depository institutions and Liens of a collection bank arising under the UCC on Payment Items in the course of collection;

(xii)     Liens in existence immediately prior to the Closing Date that are satisfied in full and released on the Closing Date as a result of the application of Borrower’s cash on hand at the Closing Date or the proceeds of Loans to be made on the Closing Date;

(xiii)     such other Liens as appear on Schedule 9.2.5 hereto, to the extent provided therein;

(xiv)     such other Liens as Agent and the Required Lenders in their sole discretion may hereafter approve in writing;

(xv)     Leases and subleases granted by a Borrower to other Persons not materially interfering with the conduct of such Borrower’s business or affecting adversely any Liens granted to Agent; and

(xvi)     statutory and common law landlords’ liens under leases to which such Borrower or any of its Subsidiaries is a party and for which Agent has received a Landlord Agreement;

The foregoing negative pledge shall not apply to any Margin Stock to the extent that the application of such negative pledge to such Margin Stock would require filings or other actions by Agent or any Lender under such regulations or otherwise result in a violation of such regulations.

     9.2.6.      Senior Subordinated Debt.      Make any payment of all or any part of the Senior Subordinated Debt (except as permitted by Section 1.1.3(ii) hereof) or take any other action or omit to take any other action in respect of any Senior Subordinated Debt, except in accordance with the Senior Subordinated Indenture; or amend or modify the terms of the Senior Subordinated Debt Documents, other than to extend the time of payment thereof or to reduce the rate of interest payable in connection therewith. To the extent that any payment other than regular installments of interest and regular payments of trustee’s fees is permitted to be made with respect to the Senior Subordinated Debt pursuant to the provisions of Senior Subordinated Indenture, Neff shall provide to Agent, not less than 5 Business Days prior to the scheduled payment, a certificate from a Senior Officer of Neff stating that no Default or Event of Default is in existence as of the date of the certificate or will be in existence as of the date of such payment (both with and without giving effect to the making of such payment), and specifying the amount of principal and interest to be paid.

     9.2.7.     Distributions.       Declare or make any Distributions, except for Upstream Payments.

     9.2.8.      Upstream Payments.      Create or suffer to exist any encumbrance or restriction on the ability of a Subsidiary to make any Upstream Payment, except for encumbrances or restrictions (i) pursuant to the Loan Documents, (ii) existing under Applicable Law and (iii) identified and fully disclosed in Schedule 9.2.8.

     9.2.9.      Net Capital Expenditures.     Make Net Capital Expenditures which in the aggregate, as to Borrowers and their Subsidiaries, exceed (i) $1.00 during Borrowers’ Fiscal Quarter ending December 31, 2001, (ii) $10,000,000 during Borrowers’ Fiscal Year ending December 31, 2002, (iii) $58,000,000 during Borrowers’ Fiscal Year ending December 31, 2003,(iv) $54,000,000 during Borrowers’ Fiscal Year ending December 31, 2004, and (v) $70,000,000 during Borrowers’ Fiscal Year ending December 31, 2005. To the extent Borrowers’ Net Capital Expenditures in any Fiscal Year are less than the amount permitted above for such Fiscal Year (such amount being a “Net Capital Expenditure Carryover”), Borrowers may make additional Net Capital Expenditures in the following Fiscal Year only in the amount of the aggregate Net Capital Expenditure Carryover for the immediately preceding Fiscal Year.

     9.2.10.      Disposition of Assets. Sell, assign, lease, consign or otherwise dispose of any of its Properties or any interest therein, including any disposition of its Properties as part of a sale and leaseback transaction, to or in favor of any Person, except (i) sales or leases of Parts Inventory and New Rental Inventory in the Ordinary Course of Business, (ii) dispositions of Used Rental Inventory to the extent authorized by Section 7.3.3 hereof, (iii) dispositions of Equipment to the extent authorized by Section 7.4.2 hereof, (iv) a transfer of Property to a Borrower by a Subsidiary, (v) non-exclusive licenses of technology and other Intellectual Property by and among a Borrower and any of its Subsidiaries, (vi) sales or dispositions of the Real Estate and subleases of any of Borrowers’ leased real Property, provided that payments received by Borrowers in connection with any such sales, dispositions or leases are promptly turned over to Agent for application to the Obligations, (vi) other dispositions expressly authorized by other provisions of the Loan Documents, and (vii) dispositions of General Intangibles (other than Intellectual Property) in connection with the closing of any branch or store location of Borrowers. Notwithstanding the foregoing, in no event shall a Borrower sell any Inventory held by it under a Vendor Lease unless, prior to or concurrently with such sale, such Borrower satisfies in full all Debt owed under such Vendor Lease (provided that a Borrower’s inadvertent breach of the foregoing shall not be an Event of Default as long as the Value of the Inventory sold in any Fiscal Year in violation hereof does not exceed in aggregate $500,000).

     9.2.11.      Subsidiaries.      Form or acquire any Subsidiary after the Closing Date or permit any existing Subsidiary to issue any additional Equity Interests except shares to its directors qualifying for distribution of such shares pursuant to such director’s agreement to serve as a director.

     9.2.12.      Bill-and-Hold Sales and Consignments.      Make a sale to any customer on a bill-and-hold, guaranteed sale, sale and return, sale on approval or consignment basis, or any sale on a repurchase or return basis.

     9.2.13.      Restricted Investments.      Make or maintain any Restricted Investment.

     9.2.14.      Leases.      Become a lessee under (i) any operating lease (other than an operating lease under which a Borrower or any of the Subsidiaries is lessor) of Property if, as to Borrowers and all of their Subsidiaries, the aggregate Rentals payable during any current or future period of 12 consecutive months under the operating lease in question and all other operating leases under which Borrowers or any of their Subsidiaries are then a lessee would exceed $20,000,000 or (ii) any capitalized lease (other than a capitalized lease under which a Borrower or any of the Subsidiaries is lessor) of Property if, as to Borrowers and all of their Subsidiaries, the aggregate value of capitalized leases (as stated on the Consolidated balance sheet of Borrowers) under which Borrowers or any of their Subsidiaries are then a lessee would exceed $2,000,000.

      9.2.15.       Tax Consolidation.       File or consent to the filing of any consolidated income tax return with any Person other than another Borrower or a Subsidiary.

      9.2.16.      Accounting Changes.       Make any significant change in accounting treatment or reporting practices, except as may be required by GAAP, or establish a fiscal year different from the Fiscal Year.

      9.2.17.      Organization Documents.      Amend, modify or otherwise change any of the terms or provisions in any of its Organization Documents as in effect on the date hereof, except for changes that do not affect in any way Borrower’s or such Subsidiary’s rights and obligations to enter into and perform the Loan Documents to which it is a party and to pay all of the Obligations and that do not otherwise have a Material Adverse Effect.

     9.2.18.      Restrictive Agreements.       Enter into or become a party to any Restrictive Agreement; provided that (i) the foregoing shall not apply to Restrictive Agreements existing on the date hereof and identified on Schedule 8.1.18 (but shall apply to any amendment or modification expanding the scope of any restriction or condition contained in any such Restrictive Agreement), (ii) the foregoing shall not apply to liens, restrictions or conditions imposed by any Restrictive Agreement relating to secured Debt permitted by this Agreement if such liens, restrictions or conditions apply only to the Properties securing such Debt and (iii) the foregoing shall not apply to customary provisions in leases and other contracts restricting the assignment thereof.

     9.2.19.      Hedging Agreements.      Enter into any Hedging Agreement, other than Hedging Agreements entered into to hedge or mitigate risks to which such Borrower or any of its Subsidiaries is exposed in the conduct of its business or the management of its liabilities and not for any speculative purpose.

     9.2.20.      Conduct of Business.      Engage in any business other than the business engaged in by it on the Closing Date and any business or activities which are substantially similar, related or incidental thereto.

9.3.      Financial Covenants.      For so long as there are any Commitments outstanding and thereafter until payment in full of the Obligations, each Borrower covenants that, unless otherwise consented to by the Required Lenders in writing, Borrowers shall:

     9.3.1.      Leverage Ratio.      Maintain a Consolidated Leverage Ratio as of the end of each Fiscal Quarter of not greater than the ratio set forth below for Fiscal Quarter corresponding thereto, calculated at the end of each such Fiscal Quarter for the immediately preceding 4 Fiscal Quarters, commencing with the Fiscal Quarter ending December 31, 2001:

          Period                                                                                           Ratio

          Each Fiscal Quarter ending December 31, 2001,                    4.55 to 1.0
          March 31, 2002, and June 30, 2002

          Fiscal Quarter ending September 30, 2002                              4.50 to 1.0

          Each Fiscal Quarter ending December 31, 2002,                     4.25 to 1.0
          March 31, 2003, June 30, 2003, and September
          30, 2003

          Each Fiscal Quarter ending December 31, 2003,                      4.00 to 1.0
          March 31, 2004, June 30, 2004, and September
          30, 2004

          Fiscal Quarter ending December 31, 2004 and                        3.80 to 1.0
          each Fiscal Quarter thereafter

     9.3.2.      Interest Coverage Ratio.      Maintain a Consolidated Interest Coverage Ratio as of the end of each Fiscal Quarter of not less than the ratio set forth below for Fiscal Quarter corresponding thereto, calculated at the end of each such Fiscal Quarter for the immediately preceding 4 Fiscal Quarters, commencing with the Fiscal Quarter ending December 31, 2001:

           Period                                                                                            Ratio

          Each Fiscal Quarter ending December 31, 2001,                    2.30 to 1.0
          March 31, 2002, and June 30, 2002

          Fiscal Quarter ending September 30, 2002                              2.35 to 1.0

          Each Fiscal Quarter ending December 31, 2002,                     2.45 to 1.0
          March 31, 2003, June 30, 2003, and September
          30, 2003

          Fiscal Quarter ending December 31, 2003 and                        2.75 to 1.0
          each Fiscal Quarter thereafter

     9.3.3.      Net Worth.      Maintain a Consolidated Net Worth of not less than the amount set forth below at all times during the period corresponding thereto:

           Period                                                                                           Amount

          Fiscal Quarter ending December 31, 2001,                                $60,000,000

          Each Fiscal Quarter ending March 31, 2002                              $55,000,000
          June 30, 2002, September 30, 2002 and
          December 31, 2002

          Each Fiscal Quarter ending March 31, 2003,                             $54,000,000
          June 30, 2003, September 30, 2003, and
          December 31, 2003

          All times thereafter                                                                        $55,000,000

     9.3.4.      Fixed Charge Coverage Ratio.      Maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.0 as of the end of each Fiscal Quarter, calculated at the end of each Fiscal Quarter for the immediately preceding 4 Fiscal Quarters, commencing with the Fiscal Quarter ending March 31, 2003.

SECTION   10.      CONDITIONS PRECEDENT

10.1.      Conditions Precedent to Initial Credit Extensions. Lenders shall not be required to fund any Loan requested by a Borrower, procure any Letter of Credit, or otherwise extend credit to Borrowers, unless, on or before December 21, 2001, each of the following conditions has been satisfied:

     10.1.1.      Loan Documents.      Each of the Loan Documents shall have been duly executed and delivered to Agent by each of the signatories thereto (and, with the exception of the Notes, in sufficient counterparts for each Lender) and accepted by Agent and Lenders and each Obligor shall be in compliance with all of the terms thereof (including all representations and warranties).

     10.1.2.      Availability.      Agent shall have determined, and Lenders shall be satisfied that, immediately after Lenders have made the initial Revolver Loans to be made on the Closing Date, Bank has issued the Letters of Credit to be issued on the Closing Date and Borrowers have paid (or made provision for payment of) all closing costs incurred in connection with the Commitments, Availability is not less than $40,000,000.

     10.1.3.      Evidence of Perfection and Priority of Liens.      Agent shall have received copies of all filing receipts or acknowledgments issued by any Governmental Authority to evidence any filing or recordation necessary to perfect the Liens of Agent in the Collateral and evidence in form satisfactory to Agent and Lenders that such Liens constitute valid and perfected security interests and Liens, and that there are no other Liens upon any Collateral except for Permitted Liens.

     10.1.4.      Organization Documents.      Agent shall have received copies of the Organization Documents of each Obligor, and all amendments thereto, certified by the Secretary of State or other appropriate officials of the jurisdiction of Borrower’s and each Obligor’s states of organization; provided, that to the extent governmental certification is not available for any such Organization Document, such Organization Document shall be certified as true, completed and correct by a Senior Officer.

     10.1.5.      Good Standing Certificates.      Agent shall have received good standing certificates for each Obligor, issued by the Secretary of State or other appropriate official of such Obligor’s jurisdiction of organization and each jurisdiction where the conduct of such Obligor’s business activities or ownership of its Property necessitates qualification.

     10.1.6.      Opinion Letters.      Agent shall have received a favorable, written opinion of Gibson, Dunn & Crutcher LLP and the respective local counsel to Borrowers and Agent, covering, to Agent’s satisfaction, the matters set forth on Exhibit F attached hereto.

     10.1.7.      Insurance.      Agent shall have received certified copies of the property and casualty insurance policies of Borrowers with respect to the Collateral, or certificates of insurance with respect to such policies in form acceptable to Agent, and loss payable endorsements, in form reasonably satisfactory to Agent, naming Agent as loss payee with respect to each such policy and certified copies of Borrower’s liability insurance policies, including product liability policies, together with endorsements naming Agent as an additional insured, all as required by the Loan Documents.

     10.1.8.      Lockbox; Dominion and Concentration Accounts.      Agent shall have received the duly executed agreements with respect to the Lockbox and each Dominion Account, with Borrower’s existing financial institutions for the collection or servicing of the Accounts.

      10.1.9.       Landlord Agreements.       Agent shall have received Landlord Agreements with respect to all leased premises at which any Collateral may be located.

      10.1.10.      Equipment/Rental Inventory Leases.      Agent shall have received copies of each Borrower's leases with respect to any of Equipment and Rental Inventory that is leased by such Borrower.

     10.1.11.      Solvency.      Agent and Lenders shall have received evidence satisfactory to them from one or more knowledgeable Senior Officers of each Borrower that, after giving effect to the financing under this Agreement and the issuance of the Letters of Credit, each Borrower is Solvent.

     10.1.12.      Compliance with Laws and Other Agreements.       Agent shall have determined or received assurances satisfactory to it that none of the Loan Documents or any of the transactions contemplated thereby violate any Applicable Law, court order or agreement binding upon any Obligor.

     10.1.13.       No Material Adverse Change.      Other than as disclosed in Neff’s public filings with the SEC for the period from December 31, 2000, through September 30, 2001, no material adverse change in the financial or business condition of any Borrower or any other Obligor or in the quality, quantity or value of any Collateral shall have occurred since December 31, 2000.

     10.1.14.      Syndication Market.       Since October 1, 2001, there shall not have occurred any disruption or change that is materially adverse in the market for syndicated bank credit facilities, or a material disruption of or material adverse change in financial, banking or capital market conditions, in each case as determined by Agent and Syndication Agent, in their sole discretion.

     10.1.15.      Accounts Payable.       Agent shall have reviewed and found acceptable Borrower's accounts payable and vendor arrangements.

     10.1.16.      Payment of Fees.       Borrowers shall have paid, or made provision for the payment on the Closing Date of, all fees and expenses to be paid hereunder to Agent and Lenders on the Closing Date.

     10.1.17.      Title Reports.       Agent shall have received, had at least 5 days to review and found acceptable mortgagee title reports with respect to the Real Estate, issued by a title insurance company satisfactory to Agent.

      10.1.18.      LC Conditions.       With respect to the procurement of any Letter of Credit on the Closing Date, each of the LC Conditions is satisfied.

     10.1.19.       Collateral Examination; Appraisals.       Agent and Syndication Agent shall have received and found acceptable, in their sole discretion, the results of (i) the collateral examination conducted by Arthur Andersen LLP and (ii) the appraisal of the Rental Inventory conducted by Max Rouse & Sons, Inc.

      10.1.20.       Obligations Constitute Senior Debt.       Agent shall have received true, correct and complete copies of the Senior Subordinated Indenture and all documents related thereto, shall have determined, in its sole discretion, that all of the Obligations constitute “Senior Debt,” “Designated Senior Debt” and “Permitted Indebtedness” under (and as defined in) the Senior Subordinated Indenture, and that as a result thereof all Debt owing by Borrowers to the Senior Subordinated Noteholders is subordinate to all of the Obligations on terms satisfactory to Agent and Lenders, in their sole discretion.

      10.1.21.      Nortrax Arbitration.       Agent and Lenders shall have completed their due diligence in connection with all matters pertaining to the Nortrax Arbitration, and Agent and Lenders shall be satisfied with the results thereof (including the status of the Nortrax Arbitration immediately prior to the Closing Date and the potential liability of Borrowers that could result therefrom).

10.2.      Conditions Precedent to All Credit Extensions.       Lenders shall not be required to fund any Loans, procure any Letters of Credit, or otherwise extend any credit to or for the benefit of Borrowers, unless and until each of the following conditions has been and continues to be satisfied:

      10.2.1.       No Defaults.      No Default or Event of Default exists at the time, or would result from the funding, of any Loan or other extension of credit.

      10.2.2.       Satisfaction of Conditions in Other Loan Documents.       Each of the conditions precedent set forth in any other Loan Document shall have been and shall remain satisfied.

     10.2.3.      No Litigation.      No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, or which is related to or arises out of, this Agreement or any of the other Loan Documents or the consummation of the transactions contemplated hereby or thereby.

      10.2.4.       No Material Adverse Effect.       No event shall have occurred and no condition shall exist which has or could be reasonably expected to have a Material Adverse Effect.

      10.2.5.      Borrowing Base Certificate.       Agent shall have received each Borrowing Base Certificate required by the terms of this Agreement or otherwise requested by Agent.

     10.2.6.      LC Conditions.      With respect to the procurement of any Letter of Credit after the Closing Date, each of the LC Conditions is satisfied.

10.3.      Inapplicability of Conditions.      None of the conditions precedent set forth in Sections 10.1 or 10.2 shall be conditions to the obligation of (i) each Participating Lender to make payments to Fleet pursuant to Section 1.3.2, (ii) each Lender to deposit with Agent such Lender’s Pro Rata share of a Borrowing in accordance with Section 3.1.2, (iii) each Lender to fund its Pro Rata share of a Revolver Loan to repay outstanding Settlement Loans to Fleet as provided in Section 3.1.3(ii), (iv) each Lender to pay any amount payable to Agent or any other Lender pursuant to this Agreement or (v) Agent to pay any amount payable to any Lender pursuant to this Agreement.

10.4.      Limited Waiver of Conditions Precedent.      If Lenders shall make any Loan, procure any Letter of Credit, or otherwise extend any credit to Borrowers under this Agreement at a time when any of the foregoing conditions precedent are not satisfied (regardless of whether the failure of satisfaction of any such conditions precedent was known or unknown to Agent or Lenders), the funding of such Loan shall not operate as a waiver of the right of Agent and Lenders to insist upon the satisfaction of all conditions precedent with respect to each subsequent Borrowing requested by a Borrower or a waiver of any Default or Event of Default as a consequence of the failure of any such conditions to be satisfied, unless Agent, with the prior written consent of the Required Lenders, in writing waives the satisfaction of any condition precedent, in which event such waiver shall only be applicable for the specific instance given and only to the extent and for the period of time expressly stated in such written waiver.

SECTION   11.      EVENTS OF DEFAULT; RIGHTS AND REMEDIES ON DEFAULT

11.1.      Events of Default.      The occurrence or existence of any one or more of the following events or conditions shall constitute an “Event of Default” (each of which Events of Default shall be deemed to exist unless and until waived by Agent and Lenders in accordance with the provisions of Section 12.9 hereof):

11.1.1.      Payment of Obligations.      Borrowers shall fail to pay any of the Obligations on the due date thereof (whether due at stated maturity, on demand, upon acceleration or otherwise).

     11.1.2.      Misrepresentations.      Any representation, warranty or other written statement to Agent or any Lender by or on behalf of any Obligor, whether made in or furnished in compliance with or in reference to any of the Loan Documents, proves to have been false or misleading in any material respect when made or furnished or when reaffirmed pursuant to Section 8.2 hereof.

     11.1.3.      Breach of Specific Covenants.     Borrowers shall fail or neglect to perform, keep or observe (i) any covenant contained in Sections 6.6, 7.2.5, 7.2.6, 9.1.1, 9.1.3(i), 9.1.6, 9.2 or 9.3 hereof on the date that Borrowers are required to perform, keep or observe such covenant, (ii) any covenant contained in Section 7.5 hereof within 3 Business Days after the date on which Borrowers were required to perform, keep or observe such covenant (provided, that Borrowers may not avail itself of such 3-Business Day cure period more than 3 times during any Fiscal Year), (iii) any covenant contained in Section 9.1.3(ii) within 5 Business Days after the date on which Borrowers were required to perform, keep or observe such covenant (provided, that Borrowers may not avail itself of such 5-Business Day cure period more than 1 time during any Fiscal Year), (iv) any covenant contained in Section 9.1.3(iii) within 3 Business Days after the date on which Borrowers were required to perform, keep or observe such covenant (provided, that Borrowers may not avail itself of such 3-Business Day cure period more than 3 times during any Fiscal Year), or (iv) any covenant contained in Section 9.1.3(iv) within 7 Business Days after the date on which Borrowers were required to perform, keep or observe such covenant.

     11.1.4.      Breach of Other Covenants.     A Borrower shall fail or neglect to perform, keep or observe any covenant contained in this Agreement (other than a covenant which is dealt with specifically elsewhere in Section 11.1 hereof) and the breach of such other covenant is not cured to Agent’s and the Required Lender’s satisfaction within 30 days after the sooner to occur of any Senior Officer’s receipt of notice of such breach from Agent or the date on which such failure or neglect first becomes actually known to any Senior Officer; provided, however, that such notice and opportunity to cure shall not apply in the case of any failure to perform, keep or observe any covenant which is not capable of being cured at all or within such 30-day period or which is a willful and knowing breach by such Borrower.

     11.1.5.      Default Under Security Documents/Other Agreements.      A Borrower or any other Obligor shall default in the due and punctual observance or performance (taking into account any applicable grace periods) of any liability or obligation to be observed or performed by it under any of the Other Agreements or Security Documents.

     11.1.6.      Other Defaults.      There shall occur any default or event of default on the part of a Borrower or any Subsidiary beyond any applicable cure or grace period under any agreement, document or instrument to which a Borrower or any Subsidiary is a party or by which a Borrower or any Subsidiary or any of their respective Properties is bound, creating or relating to any Debt (other than the Obligations) in excess of $2,000,000 if the payment or maturity of such Debt may be accelerated in consequence of such event of default or demand for payment of such Debt may be made.

     11.1.7.     Uninsured Losses. Any loss (other than a loss relating to an Account), theft, damage or destruction of any of the Collateral not fully covered (subject to such deductibles as Agent shall have permitted) by insurance if the aggregate amount not covered by insurance exceeds $2,000,000 in any Fiscal Year.

      11.1.8.      Material Adverse Effect.       There shall occur any event or condition that has a Material Adverse Effect.

      11.1.9.      Solvency.       Any Obligor shall cease to be Solvent.

     11.1.10.      Insolvency Proceedings.      Any Insolvency Proceeding shall be commenced by any Obligor; an Insolvency Proceeding is commenced against any Obligor and any of the following events occur: such Obligor consents to the institution of the Insolvency Proceeding against it, the petition commencing the Insolvency Proceeding is not timely controverted by such Obligor, the petition commencing the Insolvency Proceeding is not dismissed within 60 days after the date of the filing thereof (provided that, in any event, during the pendency of any such period, Lenders shall be relieved from their obligation to make Loans or otherwise extend credit to or for the benefit of Borrowers hereunder), an interim trustee is appointed to take possession all or a substantial portion of the Properties of such Obligor or to operate all or any substantial portion of the business of such Obligor or an order for relief shall have been issued or entered in connection with such Insolvency Proceeding; or any Obligor shall make an offer of settlement extension or composition to its unsecured creditors generally.

     11.1.11.      Business Disruption; Condemnation.     There shall occur a cessation of a substantial part of the business of any Obligor for a period which may be reasonably expected to have a Material Adverse Effect; or any Obligor shall suffer the loss or revocation of any license or permit now held or hereafter acquired by such Obligor which is material to the operations of such Borrower or necessary to the continued or lawful operation of its business; or any Obligor shall be enjoined, restrained or in any way prevented by court, governmental or administrative order from conducting all or any material part of its business affairs; or any material lease or agreement pursuant to which any Obligor leases or occupies any premises on which any Collateral is located shall be canceled or terminated prior to the expiration of its stated term and such cancellation or termination has a Material Adverse Effect or results in an Out-of-Formula Condition; or any material part of the Collateral shall be taken through condemnation or the value of such Property shall be materially impaired through condemnation.

     11.1.12.       Change of Control.       There shall occur any Change of Control.

     11.1.13.      ERISA.      A Reportable Event shall occur which Agent, in its reasonable discretion, shall determine constitutes grounds for the termination by the Pension Benefit Guaranty Corporation of any Plan or for the appointment by the appropriate United States district court of a trustee for any Plan, or if any Plan shall be terminated or any such trustee shall be requested or appointed, or if a Borrower, any Subsidiary or any Obligor is in “default” (as defined in Section 4219(c)(5) of ERISA) with respect to payments to a Multiemployer Plan resulting from a Borrower’s, such Subsidiary’s or such Obligor’s complete or partial withdrawal from such Plan.

     11.1.14.      Challenge to Loan Documents.      Any Obligor or any of its Affiliates shall challenge or contest in any action, suit or proceeding the validity or enforceability of any of the Loan Documents, the legality or enforceability of any of the Obligations or the perfection or priority of any Lien granted to Agent, or any of the Loan Documents ceases to be in full force or effect for any reason other than a full or partial waiver or release by Agent and Lenders in accordance with the terms thereof.

     11.1.15.      Judgment.      One or more judgments or orders for the payment of money in an amount that exceeds, individually or in the aggregate, $500,000 shall be entered against a Borrower or any other Obligor and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of 30 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect.

     11.1.16.       Repudiation of or Default Under Guaranty.      Any Guarantor shall revoke or attempt to revoke the Guaranty signed by such Guarantor, shall repudiate such Guarantor’s liability thereunder, or shall be in default under the terms thereof, or shall fail to confirm in writing, promptly after receipt of Agent’s written request therefor, such Guarantor’s ongoing liability under the Guaranty in accordance with the terms thereof.

     11.1.17.       Criminal Forfeiture.      Any Obligor shall be convicted under any criminal law that could lead to a forfeiture of any Property of such Obligor.

     11.1.18.      Default Under Senior Subordinated Debt Documents.      There shall occur any default or event of default under (and as defined in) the Senior Subordinated Debt Documents and such default or event of default shall continue beyond any applicable grace or cure period.

11.2.       Acceleration of Obligations; Termination of Commitments.      Without in any way limiting the right of Agent to demand payment of any portion of the Obligations payable on demand in accordance with this Agreement:

     11.2.1.      Upon or at any time after the occurrence of an Event of Default (other than pursuant to Section 11.1.10 hereof) and for so long as such Event of Default shall exist, Agent may in its discretion (and, upon receipt of written instructions to do so from the Required Lenders, shall) (a) declare the principal of and any accrued interest on the Loans and all other Obligations owing under any of the Loan Documents to be, whereupon the same shall become without further notice or demand (all of which notice and demand Borrowers expressly waives), forthwith due and payable and Borrowers shall forthwith pay to Agent the entire principal of and accrued and unpaid interest on the Loans and other Obligations plus reasonable attorneys’ fees and expenses if such principal and interest are collected by or through an attorney-at-law and (b) terminate the Commitments.

     11.2.2.      Upon the occurrence of an Event of Default specified in Section 11.1.10 hereof, all of the Obligations shall become automatically due and payable without declaration, notice or demand by Agent to or upon Borrowers and the Commitments shall automatically terminate as if terminated by Agent pursuant to Section 5.2.1 hereof and with the effects specified in Section 5.2.4 hereof; provided, however, that, if Agent or Lenders shall continue to make Loans or otherwise extend credit to Borrowers pursuant to this Agreement after an automatic termination of the Commitments by reason of the commencement of an Insolvency Proceeding by or against a Borrower, such Loans and other credit shall nevertheless be governed by this Agreement and enforceable against and recoverable from each Obligor as if such Insolvency Proceeding had never been instituted.

11.3.      Other Remedies.      Upon and after the occurrence of an Event of Default and for so long as such Event of Default shall exist, Agent may in its discretion (and, upon receipt of written direction of the Required Lenders, shall) exercise from time to time the following rights and remedies (without prejudice to the rights of Agent or any Lender to enforce its claim against any or all Obligors):

     11.3.1.     All of the rights and remedies of a secured party under the UCC or under other Applicable Law, and all other legal and equitable rights to which Agent may be entitled under any of the Loan Documents, all of which rights and remedies shall be cumulative and shall be in addition to any other rights or remedies contained in this Agreement or any of the other Loan Documents, and none of which shall be exclusive.

     11.3.2.      The right to collect all amounts at any time payable to a Borrower from any Account Debtor or other Person at any time indebted to a Borrower.

     11.3.3.      The right to take immediate possession of any of the Collateral, and to (i) require Borrowers to assemble the Collateral, at Borrower’s expense, and make it available to Agent at a place designated by Agent which is reasonably convenient to both parties, and (ii) enter any premises where any of the Collateral shall be located and to keep and store the Collateral on said premises until sold (and if said premises be the Property of a Borrower, then such Borrower agrees not to charge Agent for storage thereof).

     11.3.4.     The right to sell or otherwise dispose of all or any Collateral in its then condition, or after any further manufacturing or processing thereof, at public or private sale or sales, with such notice as may be required by Applicable Law, in lots or in bulk, for cash or on credit, all as Agent, in its sole discretion, may deem advisable. Each Borrower agrees that any requirement of notice to such Borrower or any other Obligor of any proposed public or private sale or other disposition of Collateral by Agent shall be deemed reasonable notice thereof if given at least 10 days prior thereto, and such sale may be at such locations as Agent may designate in said notice. Agent shall have the right to conduct such sales on Borrower’s or any other Obligor’s premises, without charge therefor, and such sales may be adjourned from time to time in accordance with Applicable Law. Agent shall have the right to sell, lease or otherwise dispose of the Collateral, or any part thereof, for cash, credit or any combination thereof, and Agent may purchase all or any part of the Collateral at public or, if permitted by law, private sale and, in lieu of actual payment of such purchase price, may set off the amount of such price against the Obligations. The proceeds realized from the sale or other disposition of any Collateral may be applied, after allowing 2 Business Days for collection, first to any Extraordinary Expenses incurred by Agent, second to interest accrued with respect to any of the Obligations; and third, to the principal balance of the Obligations. If any deficiency shall arise, Obligors shall remain jointly and severally liable to Agent and Lenders therefor.

     11.3.5.     The right to the appointment of a receiver, without notice of any kind whatsoever, to take possession of all or any portion of the Collateral and to exercise such rights and powers as the court appointing such receiver shall confer upon such receiver.

      11.3.6.       The right to exercise all of Agent's rights and remedies under the Mortgage with respect to any Real Estate.

     11.3.7.      The right to require Borrowers to deposit with Agent funds equal to the LC Outstandings and, if Borrowers fail promptly to make such deposit, Lenders may (and shall upon the direction of the Required Lenders) advance such amount as a Revolver Loan (whether or not an Out-of-Formula Condition exists or is created thereby). Any such deposit or advance shall be held by Agent as a reserve to fund future payments on any LC Support. At such time as the LC Support has been paid or terminated and all Letters of Credit have been drawn upon or expired, any amounts remaining in such reserve shall be applied against any outstanding Obligations, or, if all Obligations have been indefeasibly paid in full, returned to Borrowers.

To the fullest extent assignable by Borrowers, Agent is hereby granted an irrevocable, non-exclusive license or other right to use, license or sub-license (exercisable without payment of royalty or other compensation to any Obligor or any other Person) any or all of Borrower’s Intellectual Property and all of Borrower’s computer hardware and software trade secrets, brochures, customer lists, promotional and advertising materials, labels, and packaging materials, and any Property of a similar nature, in advertising for sale, marketing, selling and collecting and in completing the manufacturing of any Collateral, and Borrower’s rights under all licenses and all franchise agreements shall inure to Agent’s benefit.

11.4.      Setoff.      In addition to any Liens granted under any of the Loan Documents and any rights now or hereafter available under Applicable Law, Agent and each Lender (and each of their respective Affiliates) is hereby authorized by each Borrower at any time that an Event of Default exists, without notice to Borrowers or any other Person (any such notice being hereby expressly waived) to set off and to appropriate and to apply any and all deposits, general or special (including Debt evidenced by certificates of deposit whether matured or unmatured (but not including trust accounts)) and any other Debt at any time held or owing by Agent, such Lender or any of their Affiliates to or for the credit or the account of Borrowers against and on account of the Obligations of Borrowers arising under the Loan Documents to Agent, such Lender or any of their Affiliates, including all Loans and LC Obligations and all claims of any nature or description arising out of or in connection with this Agreement, irrespective of whether or not (i) Agent or such Lender shall have made any demand hereunder, (ii) Agent, at the request or with the consent of the Required Lenders, shall have declared the principal of and interest on the Loans and other amounts due hereunder to be due and payable as permitted by this Agreement and even though such Obligations may be contingent or unmatured or (iii) the Collateral for the Obligations is adequate. Notwithstanding the foregoing, each of Agent and Lenders agree with each other that it shall not, without the express consent of the Required Lenders, and that it shall (to the extent that (x) it is lawfully entitled to do so and (y) the accounts are not subject to Permitted Liens in favor of Agent or such Lender as set forth in Section 9.2.5(ix)) upon the request of the Required Lenders, exercise its setoff rights hereunder against any accounts of Borrowers now or hereafter maintained with Agent, such Lender or any Affiliate of any of them, but Borrowers shall have no claim or cause of action against Agent or any Lender for any setoff made without the consent of the Required Lenders and the validity of any such setoff shall not be impaired by the absence of such consent. If any party (or its Affiliate) exercises the right of setoff provided for hereunder, such party shall be obligated to share any such setoff in the manner and to the extent required by Section 12.5.

11.5.      Remedies Cumulative; No Waiver.

     11.5.1.      All covenants, conditions, provisions, warranties, guaranties, indemnities, and other undertakings of Borrowers contained in this Agreement and the other Loan Documents, or in any document referred to herein or contained in any agreement supplementary hereto or in any schedule or in any Guaranty given to Agent or any Lender or contained in any other agreement between Agent or any Lender and Borrowers, heretofore, concurrently, or hereafter entered into, shall be deemed cumulative to and not in derogation or substitution of any of the terms, covenants, conditions, or agreements of Borrowers herein contained. The rights and remedies of Agent and Lenders under this Agreement and the other Loan Documents shall be cumulative and not exclusive of any rights or remedies that Agent or any Lender would otherwise have.

     11.5.2.      The failure or delay of Agent or any Lender to require strict performance by a Borrower of any provision of any of the Loan Documents or to exercise or enforce any rights, Liens, powers or remedies under any of the Loan Documents or with respect to any Collateral shall not operate as a waiver of such performance, Liens, rights, powers and remedies, but all such requirements, Liens, rights, powers, and remedies shall continue in full force and effect until all Loans and all other Obligations owing or to become owing from Borrowers to Agent and Lenders shall have been fully satisfied. None of the undertakings, agreements, warranties, covenants and representations of each Borrower contained in this Agreement or any of the other Loan Documents and no Event of Default by Borrowers under this Agreement or any other Loan Documents shall be deemed to have been suspended or waived by Agent or any Lender, unless such suspension or waiver is by an instrument in writing specifying such suspension or waiver and is signed by a duly authorized representative of Agent or such Lender and directed to Borrowers.

     11.5.3.      If Agent or any Lender shall accept performance by Borrowers, in whole or in part, of any obligation that Borrowers are required by any of the Loan Documents to perform only when a Default or Event of Default exists, or if Agent or any Lender shall exercise any right or remedy under any of the Loan Documents that may not be exercised other than when a Default or Event of Default exists, Agent’s or Lender’s acceptance of such performance by Borrowers or Agent’s or Lender’s exercise of any such right or remedy shall not operate to waive any such Event of Default or to preclude the exercise by Agent or any Lender of any other right or remedy, unless otherwise expressly agreed in writing by Agent or such Lender, as the case may be.

SECTION   12.      AGENT

12.1.      Appointment, Authority and Duties of Agent.

     12.1.1.      Each Lender hereby irrevocably appoints and designates Fleet as Agent to act as herein specified. Agent may, and each Lender by its acceptance of a Note shall be deemed irrevocably to have authorized Agent to, enter into all Loan Documents to which Agent is or is intended to be a party and all amendments hereto and all Security Documents at any time executed by Borrowers, for its benefit and the Pro Rata benefit of Lenders and, except as otherwise provided in this Section 12, to exercise such rights and powers under this Agreement and the other Loan Documents as are specifically delegated to Agent by the terms hereof and thereof, together with such other rights and powers as are reasonably incidental thereto. Each Lender agrees that any action taken by Agent or the Required Lenders in accordance with the provisions of this Agreement or the other Loan Documents, and the exercise by Agent or the Required Lenders of any of the powers set forth herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all Lenders. Without limiting the generality of the foregoing, Agent shall have the sole and exclusive right and authority to (a) act as the disbursing and collecting agent for Lenders with respect to all payments and collections arising in connection with this Agreement and the other Loan Documents; (b) execute and deliver as Agent each Loan Document and accept delivery of each such agreement delivered by Borrowers or any other Obligor; (c) act as collateral agent for Lenders for purposes of the perfection of all security interests and Liens created by this Agreement or the Security Documents with respect to all material items of the Collateral and, subject to the direction of the Required Lenders, for all other purposes stated therein, provided that Agent hereby appoints, authorizes and directs each Lender to act as a collateral sub-agent for Agent and the other Lenders for purposes of the perfection of all security interests and Liens with respect to Borrower’s Deposit Accounts maintained with, and all cash and Cash Equivalents held by, such Lender; (d) subject to the direction of the Required Lenders, manage, supervise or otherwise deal with the Collateral; and (e) except as may be otherwise specifically restricted by the terms of this Agreement and subject to the direction of the Required Lenders, exercise all remedies given to Agent with respect to any of the Collateral under the Loan Documents relating thereto, Applicable Law or otherwise. The duties of Agent shall be ministerial and administrative in nature, and Agent shall not have by reason of this Agreement or any other Loan Document a fiduciary relationship with any Lender (or any Lender’s participants). Unless and until its authority to do so is revoked in writing by Required Lenders, Agent alone shall be authorized to determine whether any Accounts or Inventory constitute Eligible Accounts, Eligible Parts Inventory or Eligible Rental Inventory (basing such determination in each case upon the meanings given to such terms in Appendix A), or whether to impose or release (except as set forth in Section 12.9.1) any reserve, and to exercise its own credit judgment in connection therewith, which determinations and judgments, if exercised in good faith, shall exonerate Agent from any liability to Lenders or any other Person for any errors in judgment.

     12.1.2.      Agent (which term, as used in this sentence, shall include reference to Agent’s officers, directors, employees, attorneys, agents and Affiliates and to the officers, directors, employees, attorneys and agents of Agent’s Affiliates) shall not: (a) have any duties or responsibilities except those expressly set forth in this Agreement and the other Loan Documents or (b) be required to take, initiate or conduct any litigation, foreclosure or collection proceedings hereunder or under any of the other Loan Documents except to the extent directed to do so by the Required Lenders during the continuance of any Event of Default. The conferral upon Agent of any right hereunder shall not imply a duty on Agent’s part to exercise any such right unless instructed to do so by the Required Lenders in accordance with this Agreement.

     12.1.3.      Agent may perform any of its duties by or through its agents and employees and may employ one or more Agent Professionals and shall not be responsible for the negligence or misconduct of any such Agent Professionals selected by it with reasonable care. Borrowers shall promptly (and in any event, on demand) reimburse Agent for all reasonable expenses (including all Extraordinary Expenses) incurred by Agent pursuant to any of the provisions hereof or of any of the other Loan Documents or in the execution of any of Agent’s duties hereby or thereby created or in the exercise of any right or power herein or therein imposed or conferred upon it or Lenders (excluding, however, general overhead expenses), and each Lender agrees promptly to pay to Agent, on demand, such Lender’s Pro Rata share of any such reimbursement for expenses (including Extraordinary Expenses) that is not timely made by Borrowers to Agent.

     12.1.4.      The rights, remedies, powers and privileges conferred upon Agent hereunder and under the other Loan Documents may be exercised by Agent without the necessity of the joinder of any other parties unless otherwise required by Applicable Law. If Agent shall request instructions from the Required Lenders with respect to any act or action (including the failure to act) in connection with this Agreement or any of the other Loan Documents, Agent shall be entitled to refrain from such act or taking such action unless and until Agent shall have received instructions from the Required Lenders; and Agent shall not incur liability to any Person by reason of so refraining. Without limiting the foregoing, no Lender shall have any right of action whatsoever against Agent as a result of Agent acting or refraining from acting hereunder or under any of the Loan Documents pursuant to or in accordance with the instructions of the Required Lenders except for Agent’s own gross negligence or willful misconduct in connection with any action taken by it. Notwithstanding anything to the contrary contained in this Agreement, Agent shall not be required to take any action that is in its opinion contrary to Applicable Law or the terms of any of the Loan Documents or that would in its reasonable opinion subject it or any of its officers, employees or directors to personal liability; provided, however, that if Agent shall fail or refuse to take action that is not contrary to Applicable Law or to any of the terms of any of the Loan Documents even if such action in Agent’s opinion would subject it to potential liability, the Required Lenders may remove Agent and appoint a successor Agent in the same manner and with the same effects as is provided in this Agreement with respect to Agent’s resignation.

     12.1.5.     Agent shall promptly, upon receipt thereof, forward to each Lender (i) copies of any significant written notices, reports, certificates and other information received by Agent from any Obligor (but only if and to the extent such Obligor is not required by the terms of the Loan Documents to supply such information directly to Lenders) and (ii) copies of the results of any field audits by Agent with respect to Borrowers. Agent shall (i) conduct not less than 2 field audits of Borrowers per calendar year (provided that such number may be reduced upon the approval of the Required Lenders) and (ii) conduct not less than 4 Orderly Liquidation Value Appraisals per calendar year (provided that such number of Appraisals may be reduced to 3 upon the approval of the Super Majority Lenders, and may be reduced to less than 3 upon the approval of all Lenders). Agent shall have no liability to any Lender for any delays in conducting or errors in or omissions from any field audit, appraisal or other examination of Borrowers or the Collateral, unless such delay or error or omission was the direct result of Agent’s willful misconduct.

     12.1.6.      Neither GECC, in its capacity as Syndication Agent hereunder, nor FSI or GECC , in their respective capacities as Co-Lead Arrangers, shall have any duties or obligations hereunder to Agent, Lenders or Borrowers.

12.2.      Agreements Regarding Collateral.      Lenders hereby irrevocably authorize Agent, at its option and in its discretion, to release any Lien upon any Collateral (i) upon the termination of the Commitments and payment or satisfaction of all of the Obligations, (ii) constituting Equipment or Inventory sold or disposed of in accordance with the terms of Sections 7.3.3 or 7.4.2 of this Agreement if a Borrower certifies to Agent that the disposition is made in compliance with the terms Sections 7.3.3 or 7.4.2 of this Agreement (and Agent may rely conclusively on any such certificate, without further inquiry), or (iii) if approved or ratified by the Required Lenders; provided, however, that Agent (without the consent of any Lender) shall be authorized to release any Lien upon any Collateral having a net book value of less than $1,000,000 in the aggregate during any 12-month period. Agent shall have no obligation whatsoever to any of the Lenders to assure that any of the Collateral exists or is owned by a Borrower or is cared for, protected or insured or has been encumbered, or that Agent’s Liens have been properly or sufficiently or lawfully created, perfected, protected or enforced or entitled to any particular priority or to exercise any duty of care with respect to any of the Collateral.

12.3.     Reliance By Agent.      Agent shall be entitled to rely, and shall be fully protected in so relying, upon any certification, notice or other communication (including any thereof by telephone, telex, telegram, telecopier message or cable) believed by it to be genuine and correct and to have been signed, sent or made by or on behalf of the proper Person or Persons, and upon advice and statements of Agent Professionals selected by Agent. As to any matters not expressly provided for by this Agreement or any of the other Loan Documents, Agent shall in all cases be fully protected in acting or refraining from acting hereunder and thereunder in accordance with the instructions of the Required Lenders, and such instructions of the Required Lenders and any action taken or failure to act pursuant thereto shall be binding upon Lenders.

12.4.      Action Upon Default.      Agent shall not be deemed to have knowledge of the occurrence of a Default or an Event of Default unless it has received written notice from a Lender or Borrowers specifying the occurrence and nature of such Default or Event of Default. If Agent shall receive such a notice of a Default or an Event of Default or shall otherwise acquire actual knowledge of any Default or Event of Default, Agent shall promptly notify Lenders in writing and Agent shall take such action and assert such rights under this Agreement and the other Loan Documents, or shall refrain from taking such action and asserting such rights, as the Required Lenders shall direct from time to time. If any Lender shall receive a notice of a Default or an Event of Default or shall otherwise acquire actual knowledge of any Default or Event of Default, such Lender shall promptly notify Agent and the other Lenders in writing. As provided in Section 12.3 hereof, Agent shall not be subject to any liability by reason of acting or refraining to act pursuant to any request of the Required Lenders except for its own willful misconduct or gross negligence in connection with any action taken by it. Before directing Agent to take or refrain from taking any action or asserting any rights or remedies under this Agreement and the other Loan Documents on account of any Event of Default, the Required Lenders shall consult with and seek the advice of (but without having to obtain the consent of) each other Lender, and promptly after directing Agent to take or refrain from taking any such action or asserting any such rights, the Required Lenders will so advise each other Lender of the action taken or refrained from being taken and, upon request of any Lender, will supply information concerning actions taken or not taken. In no event shall the Required Lenders, without the prior written consent of each Lender, direct Agent to accelerate and demand payment of the Loans held by one Lender without accelerating and demanding payment of all other Loans or to terminate the Commitments of one or more Lenders without terminating the Commitments of all Lenders. Each Lender agrees that, except as otherwise provided in any of the Loan Documents and without the prior written consent of the Required Lenders, it will not take any legal action or institute any action or proceeding against any Obligor with respect to any of the Obligations or Collateral or accelerate or otherwise enforce its portion of the Obligations. Without limiting the generality of the foregoing, none of Lenders may exercise any right that it might otherwise have under Applicable Law to credit bid at foreclosure sales, UCC sales or other similar sales or dispositions of any of the Collateral except as authorized by the Required Lenders. Notwithstanding anything to the contrary set forth in this Section 12.4 or elsewhere in this Agreement, each Lender shall be authorized to take such action to preserve or enforce its rights against any Obligor where a deadline or limitation period is otherwise applicable and would, absent the taken of specified action, bar the enforcement of Obligations held by such Lender against such Obligor, including the filing of proofs of claim in any Insolvency Proceeding.

12.5.      Ratable Sharing.      If any Lender shall obtain any payment or reduction (including any amounts received as adequate protection of a bank account deposit treated as cash collateral under the Bankruptcy Code) of any Obligation of Borrowers hereunder (whether voluntary, involuntary, through the exercise of any right of set-off or otherwise) in excess of its Pro Rata share of payments or reductions on account of such Obligations obtained by all of the Lenders, such Lender shall forthwith (i) notify the other Lenders and Agent of such receipt and (ii) purchase from the other Lenders such participations in the affected Obligations as shall be necessary to cause such purchasing Lender to share the excess payment or reduction, net of costs incurred in connection therewith, on a Pro Rata basis, provided that if all or any portion of such excess payment or reduction is thereafter recovered from such purchasing Lender or additional costs are incurred, the purchase shall be rescinded and the purchase price restored to the extent of such recovery or such additional costs, but without interest. Each Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 12.5 may, to the fullest extent permitted by Applicable Law, exercise all of its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were the direct creditor of such Borrower in the amount of such participation.

12.6.   Indemnification of Agent Indemnitees.

     12.6.1.     Each Lender agrees to indemnify and defend the Agent Indemnitees (to the extent not reimbursed by Borrowers under this Agreement, but without limiting the indemnification obligation of Borrowers under this Agreement), on a Pro Rata basis, and to hold each of the Agent Indemnitees harmless from and against, any and all Claims which may be imposed on, incurred by or asserted against any of the Agent Indemnitees in any way related to or arising out of this Agreement or any of the other Loan Documents or any other document contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby (including the costs and expenses which Borrowers are obligated to pay under Section 14.2 hereof or amounts Agent may be called upon to pay in connection with any lockbox or Dominion Account arrangement contemplated hereby or under any indemnity, guaranty or other assurance of payment or performance given by Agent with respect to Cash Management Agreements, and Letters of Credit) or the enforcement of any of the terms hereof or thereof or of any such other documents, provided that no Lender shall be liable to any Agent Indemnitee for any of the foregoing to the extent that they result solely from the willful misconduct or gross negligence of such Agent Indemnitee.

     12.6.2.      Without limiting the generality of the foregoing provisions of this Section 12.6, if Agent should be sued by any receiver, trustee in bankruptcy, debtor-in-possession or other Person on account of any alleged preference or fraudulent transfer received or alleged to have been received from a Borrower or any other Obligor as the result of any transaction under the Loan Documents, then in such event any monies paid by Agent in settlement or satisfaction of such suit, together with all Extraordinary Expenses incurred by Agent in the defense of same, shall be promptly reimbursed to Agent by Lenders to the extent of each Lender’s Pro Rata share.

     12.6.3.      Without limiting the generality of the foregoing provisions of this Section 12.6, if at any time (whether prior to or after the Commitment Termination Date) any action or proceeding shall be brought against any of the Agent Indemnitees by an Obligor or by any other Person claiming by, through or under an Obligor, to recover damages for any act taken or omitted by Agent under any of the Loan Documents or in the performance of any rights, powers or remedies of Agent against any Obligor, any Account Debtor, the Collateral or with respect to any Loans, or to obtain any other relief of any kind on account of any transaction involving any Agent Indemnitees under or in relation to any of the Loan Documents, each Lender agrees to indemnify, defend and hold the Agent Indemnitees harmless with respect thereto and to pay to the Agent Indemnitees such Lender’s Pro Rata share of such amount as any of the Agent Indemnitees shall be required to pay by reason of a judgment, decree, or other order entered in such action or proceeding or by reason of any compromise or settlement agreed to by the Agent Indemnitees, including all interest and costs assessed against any of the Agent Indemnitees in defending or compromising such action, together with attorneys’ fees and other legal expenses paid or incurred by the Agent Indemnitees in connection therewith; provided, however, that no Lender shall be liable to any Agent Indemnitee for any of the foregoing to the extent that they arise solely from the willful misconduct or gross negligence of such Agent Indemnitee. In Agent’s discretion, Agent may also reserve for or satisfy any such judgment, decree or order from proceeds of Collateral prior to any distributions therefrom to or for the account of Lenders.

12.7.      Limitation on Responsibilities of Agent.      Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall have received further assurances to its satisfaction from Lenders of their indemnification obligations under Section 12.6 hereof against any and all Claims which may be incurred by Agent by reason of taking or continuing to take any such action. Agent shall not be liable to Lenders (or any Lender’s participants) for any action taken or omitted to be taken under or in connection with this Agreement or the other Loan Documents except as a result of actual gross negligence or willful misconduct on the part of Agent. Agent does not assume any responsibility for any failure or delay in performance or breach by any Obligor or any Lender of its obligations under this Agreement or any of the other Loan Documents. Agent does not make to Lenders, and no Lender makes to Agent or the other Lenders, any express or implied warranty, representation or guarantee with respect to the Loans, the Collateral, the Loan Documents or any Obligor. Neither Agent nor any of its officers, directors, employees, attorneys or agents shall be responsible to Lenders, and no Lender nor any of its agents, attorneys or employees shall be responsible to Agent or the other Lenders, for: (i) any recitals, statements, information, representations or warranties contained in any of the Loan Documents or in any certificate or other document furnished pursuant to the terms hereof; (ii) the execution, validity, genuineness, effectiveness or enforceability of any of the Loan Documents; (iii) the validity, genuineness, enforceability, collectibility, value, sufficiency or existence of any Collateral, or the perfection or priority of any Lien therein; or (iv) the assets, liabilities, financial condition, results of operations, business, creditworthiness or legal status of any Obligor or any Account Debtor. Neither Agent nor any of its officers, directors, employees, attorneys or agents shall have any obligation to any Lender to ascertain or inquire into the existence of any Default or Event of Default, the observance or performance by any Obligor of any of the duties or agreements of such Obligor under any of the Loan Documents or the satisfaction of any conditions precedent contained in any of the Loan Documents. Agent may consult with and employ legal counsel, accountants and other experts and shall be entitled to act upon, and shall be fully protected in any action taken in good faith reliance upon, any advice given by such experts.

12.8.      Successor Agent and Co-Agents.

     12.8.1.      Subject to the appointment and acceptance of a successor Agent as provided below, Fleet, (i) upon the request of Borrowers, shall resign as Agent at such time as the aggregate amount of the Commitments retained by Fleet is less than $5,000,000, (ii) upon the request of the Required Lenders, shall resign as Agent at such time as the aggregate amount of the Commitments retained by Fleet is less than $10,000,000, and (iii) may resign as Agent at any time by giving at least 30 days written notice thereof to each Lender and Borrowers. Upon receipt of any notice of such resignation, the Required Lenders, after prior consultation with (but without having to obtain consent of) each Lender, shall have the right to appoint a successor Agent which shall be (i) a Lender, (ii) a United States based affiliate of a Lender, or (iii) a commercial bank that is organized under the laws of the United States or of any State thereof and has a combined capital surplus of at least $100,000,000 and, provided no Default or Event of Default then exists, is reasonably acceptable to Borrowers (and for purposes hereof, any successor to Fleet shall be deemed acceptable to Borrowers). Upon the acceptance by a successor Agent of an appointment to serve as an Agent hereunder, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent without further act, deed or conveyance, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent’s resignation hereunder as Agent, the provisions of this Section 12 (including the provisions of Section 12.6 hereof) shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent. Notwithstanding anything to the contrary contained in this Agreement, any successor by merger or acquisition of the stock or assets of Fleet shall continue to be Agent hereunder unless such successor shall resign in accordance with the provisions hereof.

     12.8.2.      It is the purpose of this Agreement that there shall be no violation of any Applicable Law denying or restricting the right of financial institutions to transact business as agent or otherwise in any jurisdiction. It is recognized that, in case of litigation under any of the Loan Documents, or in case Agent deems that by reason of present or future laws of any jurisdiction Agent might be prohibited from exercising any of the powers, rights or remedies granted to Agent or Lenders hereunder or under any of the Loan Documents or from holding title to or a Lien upon any Collateral or from taking any other action which may be necessary hereunder or under any of the Loan Documents, Agent may appoint an additional Person as a separate collateral agent or co-collateral agent which is not so prohibited from taking any of such actions or exercising any of such powers, rights or remedies. If Agent shall appoint an additional Person as a separate collateral agent or co-collateral agent as provided above, each and every remedy, power, right, claim, demand or cause of action intended by any of the Loan Documents to be exercised by or vested in or conveyed to Agent with respect thereto shall be exercisable by and vested in such separate collateral agent or co-collateral agent, but only to the extent necessary to enable such separate collateral agent or co-collateral agent to exercise such powers, rights and remedies, and every covenant and obligation necessary to the exercise thereof by such separate collateral agent or co-collateral agent shall run to and be enforceable by either of them. Should any instrument from Lenders be required by the separate collateral agent or co-collateral agent so appointed by Agent in order more fully and certainly to vest in and confirm to him or it such rights, powers, duties and obligations, any and all of such instruments shall, on request, be executed, acknowledged and delivered by Lenders whether or not a Default or Event of Default then exists. In case any separate collateral agent or co-collateral agent, or a successor to either, shall die, become incapable of acting, resign or be removed, all the estates, properties, rights, powers, duties and obligations of such separate collateral agent or co-collateral agent, so far as permitted by Applicable Law, shall vest in and be exercised by Agent until the appointment of a new collateral agent or successor to such separate collateral agent or co-collateral agent.

12.9.      Consents, Amendments and Waivers; Out-of-Formula Loans.

      12.9.1.       No amendment or modification of any provision of this Agreement shall be effective without the prior written agreement of the Required Lenders and Borrowers, and no waiver of any Default or Event of Default shall be effective without the prior written consent of the Required Lenders; provided, however, that (i) without the prior written consent of Agent, no amendment or waiver shall be effective with respect to any provision in any of the Loan Documents (including this Section 12) to the extent such provision relates to the rights, duties or immunities of Agent; (ii) without the prior written consent of Fleet, no amendment or waiver with respect to the provisions of Sections 1.3 or 3.1.3 shall be effective; (iii) without the prior written consent of all Lenders, no waiver of any Default or Event of Default shall be effective if the Default or Event of Default relates to Borrowers’ failure to observe or perform any covenant that may not be amended without the unanimous written consent of Lenders (and, where so provided hereinafter, the written consent of Agent) as hereinafter set forth in this Section 12.9.1; and (iv) written agreement of all Lenders (except a defaulting Lender as provided in Section 3.2 of this Agreement) shall be required to effectuate any amendment, modification or waiver that would (a) alter the provisions of Sections 2.2, 2.4, 2.6, 2.7, 2.8, 2.9, 4.5, 4.6, 4.7, 4.9, 4.10, 5.1, 12, 13, 14.2, 14.3 or 14.14, (b) amend the definitions of “Pro Rata,” “Required Lenders,” “Super Majority Lenders,” “Availability Reserve” or “Borrowing Base” (and the other defined terms used in such definitions), if the effect would be to increase the amount of Availability, or any provision of this Agreement obligating Agent to take certain actions at the direction of the Required Lenders or Super Majority Lenders, or any provision of any of the Loan Documents regarding the Pro Rata treatment or obligations of Lenders, (c) increase or otherwise modify any of the Commitments (other than to reduce proportionately each Lender’s Commitment in connection with any overall reduction in the amount of the Commitments), (d) alter or amend (other than to increase) the rate of interest payable in respect of the Loans (except as may be expressly authorized by the Loan Documents or as may be necessary, in Agent’s judgement, to comply with Applicable Law), (e) waive or agree to defer collection of any fee, termination charge or other charge provided for under any of the Loan Documents (except to the extent that the Required Lenders agree after and during the continuance of any Event of Default to a waiver or deferral of any termination charge provided for in Section 5.2.3 hereof), the unused line fee in Section 2.2.2 hereof or the LC facility fees in Section 2.2.3 hereof, (f) subordinate the payment of any of the Obligations to any other Debt or the priority of any Liens granted to Agent under any of the Loan Documents to Liens granted to any other Person, except as currently provided in or contemplated by the Loan Document in connection with Borrowers’ incurrence of Purchase Money Debt permitted in Section 9.2.3 hereof pursuant to a Vendor Intercreditor Agreement executed by Agent and except for Liens granted by an Obligor to financial institutions with respect to amounts on deposit with such financial institutions to cover returned items, processing and analysis charges and other charges in the Ordinary Course of Business that relate to deposit accounts with such financial institutions, (g) alter the time or amount of repayment of any of the Loans or waive any Event of Default resulting from nonpayment of the Loans on the due date thereof (or within any applicable period of grace), (h) forgive any of the Obligations, except any portion of the Obligations held by a Lender who consents in writing to such forgiveness, or (i) release any Obligor from liability for any of the Obligations. No Lender shall be authorized to amend or modify any Note held by it, unless such amendment or modification is consented to in writing by all Lenders; provided, however, that the foregoing shall not be construed to prohibit Agent from releasing or reducing any reserve imposed by virtue of clause (viii) of the definition of “Availability Reserve” or amending or modifying any provision of this Agreement that may be effected pursuant to this Section 12.9.1 by agreement of Borrowers and the Required Lenders even though such an amendment or modification results in an amendment or modification of the Notes by virtue of the incorporation by reference in each of the Notes of this Agreement. The making of any Loans hereunder by any Lender during the existence of a Default or Event of Default shall not be deemed to constitute a waiver of such Default or Event of Default. Any waiver or consent granted by Lenders hereunder shall be effective only if in writing and then only in the specific instance and for the specific purpose for which it was given.

      12.9.2.      In connection with any proposed amendment to any of the Loan Documents or waiver of any of the terms thereof or any Default or Event of Default thereunder, Borrowers shall not solicit, request or negotiate for or with respect to any such proposed amendment or waiver of any of the provisions of this Agreement or any of the other Loan Documents unless each Lender shall be informed thereof by Borrowers or Agent (to the extent known by Agent) and shall be afforded an opportunity of considering the same and supplied by Borrowers with sufficient information to enable it to make an informed decision with respect thereto. Borrowers will not, directly or indirectly, pay or cause to be paid any remuneration or other thing of value, whether by way of supplemental or additional interest, fee or otherwise, to any Lender (in its capacity as a Lender hereunder) as consideration for or as an inducement to the consent to or agreement by such Lender with any waiver or amendment of any of the terms and provisions of this Agreement or any of the other Loan Documents unless such remuneration or thing of value is concurrently paid, on the same terms, on a Pro Rata basis to all Lenders.

      12.9.3.      Unless otherwise directed in writing by the Required Lenders, Agent may require Lenders to honor requests by Borrowers for Out-of-Formula Loans (in which event, and notwithstanding anything to the contrary set forth in Section 1.1.1 or elsewhere in this Agreement, Lenders shall continue to make Revolver Loans up to their Pro Rata share of the Commitments) and to forbear from requiring Borrowers to cure an Out-of-Formula Condition, (1) when no Event of Default exists (or if an Event of Default exists, when the existence of such Event of Default is not known by Agent), if and for so long as (i) such Out-of-Formula Condition does not continue for a period of more than 30 consecutive days, following which no Out-of-Formula Condition exists for at least 15 consecutive days before another Out-of-Formula Condition exists, (ii) the amount of the Revolver Loans outstanding at any time does not exceed the aggregate of the Commitments at such time, and (iii) the Out-of-Formula Condition is not known by Agent at the time in question to exceed $3,000,000; and (2) regardless of whether or not an Event of Default exists, if Agent discovers the existence of an Out-of-Formula Condition not previously known by it to exist, but Lenders shall be obligated to continue making such Revolver Loans as directed by Agent only (A) if the amount of the Out-of-Formula Condition is not increased by more than $1,000,000 above the amount determined by Agent to exist on the date of discovery thereof and (B) for a period not to exceed 5 Business Days. In no event shall Borrowers or any other Obligor be deemed to be a beneficiary of this Section 12.9.3 or authorized to enforce any of the provisions of this Section 12.9.3.

12.10.       Due Diligence and Non-Reliance.      Each Lender hereby acknowledges and represents that it has, independently and without reliance upon Agent or the other Lenders, and based upon such documents, information and analyses as it has deemed appropriate, made its own credit analysis of each Obligor and its own decision to enter into this Agreement and to fund the Loans to be made by it hereunder and to purchase participations in the LC Obligations pursuant to Section 1.3.2 hereof, and each Lender has made such inquiries concerning the Loan Documents, the Collateral and each Obligor as such Lender feels necessary and appropriate, and has taken such care on its own behalf as would have been the case had it entered into the other Loan Documents without the intervention or participation of the other Lenders or Agent. Each Lender hereby further acknowledges and represents that the other Lenders and Agent have not made any representations or warranties to it concerning any Obligor, any of the Collateral or the legality, validity, sufficiency or enforceability of any of the Loan Documents. Each Lender also hereby acknowledges that it will, independently and without reliance upon the other Lenders or Agent, and based upon such financial statements, documents and information as it deems appropriate at the time, continue to make and rely upon its own credit decisions in making Loans and in taking or refraining to take any other action under this Agreement or any of the other Loan Documents. Except for notices, reports and other information expressly required to be furnished to Lenders by Agent hereunder, Agent shall not have any duty or responsibility to provide any Lender with any notices, reports or certificates furnished to Agent by any Obligor or any credit or other information concerning the affairs, financial condition, business or Properties of any Obligor (or any of its Affiliates) which may come into possession of Agent or any of Agent’s Affiliates.

12.11.       Representations and Warranties of Lenders.      By its execution of this Agreement, each Lender hereby represents and warrants to Borrowers and the other Lenders that it has the power to enter into and perform its obligations under this Agreement and the other Loan Documents, and that it has taken all necessary and appropriate action to authorize its execution and performance of this Agreement and the other Loan Documents to which it is a party, each of which will be binding upon it and the obligations imposed upon it herein or therein will be enforceable against it in accordance with the respective terms of such documents.

12.12.      The Required Lenders.       As to any provisions of this Agreement or the other Loan Documents under which action may or is required to be taken upon direction or approval of the Required Lenders, the direction or approval of the Required Lenders shall be binding upon each Lender to the same extent and with the same effect as if each Lender had joined therein. Notwithstanding anything to the contrary contained in this Agreement, Borrowers shall not be deemed to be a beneficiary of, or be entitled to enforce, sue upon or assert as a defense to any of the Obligations, any provisions of this Agreement that requires Agent or any Lender to act, or conditions their authority to act, upon the direction or consent of the Required Lenders; and any action taken by Agent or any Lender that requires the consent or direction of the Required Lenders as a condition to taking such action shall, insofar as Borrowers are concerned, be presumed to have been taken with the requisite consent or direction of the Required Lenders.

12.13.       Several Obligations.       The obligations and commitments of each Lender under this Agreement and the other Loan Documents are several and neither Agent nor any Lender shall be responsible for the performance by the other Lenders of its obligations or commitments hereunder or thereunder. Notwithstanding any liability of Lenders stated to be joint and several to third Persons under any of the Loan Documents, such liability shall be shared, as among Lenders, Pro Rata according to the respective Commitments of Lenders.

12.14.      Agent in its Individual Capacity.      With respect to its obligation to lend under this Agreement, the Loans made by it and each Note issued to it, Agent shall have the same rights and powers hereunder and under the other Loan Documents as any other Lender or holder of a Note and may exercise the same as though it were not performing the duties specified herein; and the terms “Lenders,” “Required Lenders,” or any similar term shall, unless the context clearly otherwise indicates, include Agent in its capacity as a Lender. Agent and its Affiliates may each accept deposits from, maintain deposits or credit balances for, invest in, lend money to, act as trustee under indentures of, serve as financial advisor to, and generally engage in any kind of business with a Borrower or any other Obligor, or any Affiliate of a Borrower or any other Obligor, as if it were any other bank and without any duty to account therefor (or for any fees or other consideration received in connection therewith) to the other Lenders.

12.15.       No Third Party Beneficiaries.       This Section 12 is not intended to confer any rights or benefits upon Borrowers or any other Person except Lenders and Agent, and no Person (including Borrowers) other than Lenders and Agent shall have any right to enforce any of the provisions of this Section 12 except as expressly provided in Section 12.17 hereof. As between Borrowers and Agent, any action that Agent may take or purport to take on behalf of Lenders under any of the Loan Documents shall be conclusively presumed to have been authorized and approved by Lenders as herein provided.

12.16.       Notice of Transfer.      Agent may deem and treat a Lender party to this Agreement as the owner of such Lender’s portion of the Revolver Loans for all purposes, unless and until a written notice of the assignment or transfer thereof executed by such Lender has been received by Agent.

12.17.      Replacement of Certain Lenders.       If a Lender (“Affected Lender”) shall have (i) failed to fund its Pro Rata share of any Revolver Loan requested (or deemed requested) by Borrowers which such Lender is obligated to fund under the terms of this Agreement and which such failure has not been cured, (ii) requested compensation from Borrowers under Section 2.7 to recover increased costs incurred by such Lender (or its parent or holding company) which are not being incurred generally by the other Lenders (or their respective parents or holding companies), or (iii) delivered a notice pursuant to Section 2.6 hereof claiming that such Lender is unable to extend LIBOR Loans to Borrowers for reasons not generally applicable to the other Lenders, then, in any such case and in addition to any other rights and remedies that Agent, any other Lender or Borrowers may have against such Affected Lender, Borrowers or Agent may make written demand on all such Affected Lenders (with a copy to Agent in the case of a demand by Borrowers and a copy to Borrowers in the case of a demand by Agent) for all the Affected Lenders to assign, and each Affected Lender shall assign pursuant to one or more duly executed Assignment and Acceptances within 5 Business Days after the date of such demand, to one or more Lenders willing to accept such assignment or assignments, or to one or more Eligible Assignees designated by Agent, all of such Affected Lender’s rights and obligations under this Agreement (including its Commitments and all Loans owing to it) in accordance with Section 13 hereof. Agent is hereby irrevocably authorized to execute one or more Assignment and Acceptances as attorney-in-fact for any Affected Lender which fails or refuses to execute and deliver the same within 5 Business Days after the date of such demand. The Affected Lender shall be entitled to receive, in cash and concurrently with execution and delivery of each such Assignment and Acceptance, all amounts owed to the Affected Lender hereunder or under any other Loan Document, including the aggregate outstanding principal amount of the Revolver Loans owed to such Lender, together with accrued interest thereon through the date of such assignment. Upon the replacement of any Affected Lender pursuant to this Section 12.17, such Affected Lender shall cease to have any participation in, entitlement to, or other right to share in the Liens of Agent in any Collateral and such Affected Lender shall have no further liability to Agent, any Lender or any other Person under any of the Loan Documents (except as provided in Section 12.6 hereof as to events or transactions which occur prior to the replacement of such Affected Lender), including any commitment to make Loans or purchase participations in LC Outstandings.

12.18.      Remittance of Payments and Collections.

      12.18.1.      All payments by any Lender to Agent shall be made not later than the time set forth elsewhere in this Agreement on the Business Day such payment is due; provided, however, that if such payment is due on demand by Agent and such demand is made on the paying Lender after 11:00 a.m. on such Business Day, then payment shall be made by 11:00 a.m. on the next Business Day. Payment by Agent to any Lender shall be made by wire transfer, promptly following Agent’s receipt of funds for the account of such Lender and in the type of funds received by Agent; provided, however, that if Agent receives such funds at or prior to 12:00 noon, Agent shall pay such funds to such Lender by 2:00 p.m. on such Business Day, but if Agent receives such funds after 12:00 noon, Agent shall pay such funds to such Lender by 2:00 p.m. on the next Business Day.

      12.18.2.      With respect to the payment of any funds from Agent to a Lender or from a Lender to Agent, the party failing to make full payment when due pursuant to the terms hereof shall, on demand by the other party, pay such amount together with interest thereon at the Federal Funds Rate. In no event shall Borrowers be entitled to receive any credit for any interest paid by Agent to any Lender, or by any Lender to Agent, at the Federal Funds Rate as provided herein.

      12.18.3.       If Agent pays any amount to a Lender in the belief or expectation that a related payment has been or will be received by Agent from an Obligor and such related payment is not received by Agent, then Agent shall be entitled to recover such amount from each Lender that receives such amount. If Agent determines at any time that any amount received by it under this Agreement or any of the other Loan Documents must be returned to an Obligor or paid to any other Person pursuant to any Applicable Law, court order or otherwise, then, notwithstanding any other term or condition of this Agreement or any of the other Loan Documents, Agent shall not be required to distribute such amount to any Lender.

SECTION   13.      BENEFIT OF AGREEMENT; ASSIGNMENTS AND PARTICIPATIONS

13.1.      Successors and Assigns.       This Agreement shall be binding upon and inure to the benefit of each Borrower, Agent and Lenders and their respective successors and assigns (which, in the case of Agent, shall include any successor Agent appointed pursuant to Section 12.8 hereof), except that (i) no Borrower shall have the right to assign its rights or delegate performance of any of its obligations under any of the Loan Documents and (ii) any assignment by any Lender must be made in compliance with Section 13.3 hereof. Agent may treat the payee of any Note as the owner thereof for all purposes hereof unless and until such payee complies with Section 13.3 in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with Agent. Any assignee or transferee of a Note agrees by acceptance thereof to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the holder of a Note, shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

13.2.      Participations.

      13.2.1.       Permitted Participants; Effect.      Any Lender may, in the ordinary course of its business and in accordance with Applicable Law, at any time sell to one or more banks or other financial institutions (each a “Participant”) a participating interest in any of the Obligations owing to such Lender, any Commitment of such Lender or any other interest of such Lender under any of the Loan Documents; provided, that a Lender may not sell any participating interest in any of the Obligations to any Person who would constitute an “Affiliate” of any Borrower under and as defined in the Senior Subordinated Indenture. In the event of any such sale by a Lender of participating interests to a Participant, such Lender’s obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the holder of any Note for all purposes under the Loan Documents, all amounts payable by Borrowers under this Agreement and any of the Notes shall be determined as if such Lender had not sold such participating interests, and Borrowers and Agent shall continue to deal solely and directly with such Lender in connection with such Lender’s rights and obligations under the Loan Documents. If a Lender sells a participation to a Person other than an Affiliate of such Lender, then such Lender shall give prompt written notice thereof to Borrowers and the other Lenders. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 4.9 unless Borrowers are notified of the participation sold to Participant and such Participant agrees, for the benefit of Borrowers, to comply with Section 4.10 as though such Participant were a Lender.

      13.2.2.       Voting Rights.       Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than an amendment, modification or waiver with respect to any Loans or Commitment in which such Participant has an interest which forgives principal, interest or fees or reduces the stated interest rate or the stated rates at which fees are payable with respect to any such Loan or Commitment, postpones the Commitment Termination Date, or any date fixed for any regularly scheduled payment of interest or fees on such Revolver Loan or Commitment, or releases from liability a Borrower or any Guarantor or releases any substantial portion of any of the Collateral.

      13.2.3.      Benefit of Set-Off.      Each Borrower agrees that each Participant shall be deemed to have the right of set-off provided in Section 11.4 hereof in respect of its participating interest in amounts owing under the Loan Documents to the same extent and subject to the same requirements under this Agreement (including Section 12.5) as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each Lender shall retain the right of set-off provided in Section 11.4 hereof with respect to the amount of participating interests sold to each Participant. Lenders agree to share with each Participant, and each Participant by exercising the right of set-off provided in Section 11.4 agrees to share with each Lender, any amount received pursuant to the exercise of its right of set-off, such amounts to be shared in accordance with Section 12.5 hereof as if each Participant were a Lender.

      13.2.4.       Notices.       Each Lender shall be solely responsible for notifying its Participants of any matters relating to the Loan Documents to the extent that any such notice may be required, and neither Agent nor any other Lender shall have any obligation, duty or liability to any Participant of any other Lender. Without limiting the generality of the foregoing, neither Agent nor any Lender shall have any obligation to give notices or to provide documents or information to a Participant of another Lender.

13.3.      Assignments.

      13.3.1.       Permitted Assignments.       Subject to its giving at least 2 Business Days notice to Agent and Borrowers, any Lender may, in accordance with Applicable Law, at any time assign to any Eligible Assignee all or any part of its rights and obligations under the Loan Documents, so long as (i) each assignment is of a constant, and not a varying, ratable percentage of all of the transferor Lender’s rights and obligations under the Loan Documents with respect to the Loans and the LC Obligations and, in the case of a partial assignment, is in a minimum principal amount of $2,500,000 (unless otherwise agreed by Agent in its sole discretion) and integral multiples of $500,000 in excess of that amount; (ii) except in the case of an assignment in whole of a Lender’s rights and obligations under the Loan Documents or an assignment by one original signatory to this Agreement to another such signatory, immediately after giving effect to any assignment, the aggregate amount of the Commitments retained by the transferor Lender shall in no event be less than $5,000,000 (unless otherwise agreed by Agent in its sole discretion); and (iii) the parties to each such assignment shall execute and deliver to Agent, for its acceptance and recording, an Assignment and Acceptance. The consent of Agent shall be required prior to an assignment becoming effective with respect to an Eligible Assignee that is not a Lender or an Affiliate of a Lender. Nothing contained herein shall limit in any way the right of Lenders to assign (i) to any Eligible Assignee all of their rights and obligations under the Loan Documents or (ii) all or any portion of the Loans owing to it to any Federal Reserve Bank or the United States Treasury as collateral security pursuant to Regulation A of the Board of Governors and any Operating Circular issued by such Federal Reserve Bank, provided that in the case of this clause (ii) any payment in respect of such assigned Loans made by Borrowers to the assigning Lender in accordance with the terms of this Agreement shall satisfy Borrowers’ obligations hereunder in respect of such assigned Loans to the extent of such payment, but no such assignment shall release the assigning Lender from its obligations hereunder.

      13.3.2.       Effect; Effective Date.       Upon (i) delivery to Agent of a notice of assignment substantially in the form attached as Exhibit H hereto, together with any consents required by Section 13.3.1, and (ii) payment of a $3,500 fee to Agent for processing any assignment to an Eligible Assignee that is not an Affiliate of the transferor Lender, such assignment shall become effective on the effective date specified in such notice of assignment. On and after the effective date of such assignment, such Eligible Assignee shall for all purposes be a Lender party to the Agreement and any other Loan Document executed by the Lenders and shall have all the rights and obligations of the Lender under the Loan Documents to the same extent as if it were an original party thereto, and no further consent or action by Borrowers, Lenders or Agent shall be required to release the transferor Lender with respect to the Commitment (or portion thereof) of such Lender and Obligations assigned to such Eligible Assignee. Upon the consummation of any assignment to an Eligible Assignee pursuant to this Section 13.3, the transferor Lender, Agent and Borrowers shall make appropriate arrangements so that replacement Notes are issued to such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Eligible Assignee, in each case in principal amounts reflecting their respective Commitments, as adjusted pursuant to such assignment. If the transferor Lender shall have assigned all of its interests, rights and obligations under this Agreement pursuant to Section 13.3.1 hereof, such transferor Lender shall no longer have any obligation to indemnify Agent with respect to any transactions, events or occurrences that transpire after the effective date of such assignment, and each Eligible Assignee to which such transferor shall make an assignment shall be responsible to Agent to indemnify Agent in accordance with this Agreement with respect to transactions, events and occurrences transpiring on and after the effective date of such assignment to it.

      13.3.3.       Dissemination of Information.       Each Borrower authorizes each Lender and Agent to disclose to any Participant, any Eligible Assignee or any other Person acquiring an interest in the Loan Documents by operation of law (each a “Transferee”), and any prospective Transferee, any and all information in Agent’s or such Lender’s possession concerning such Borrower, its Subsidiaries or the Collateral, subject to appropriate confidentiality undertakings on the part of such Transferee.

13.4.      Tax Treatment.       If any interest in any Loan Document is transferred to any Transferee that is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 4.10 hereof.

SECTION   14.      MISCELLANEOUS

      14.1.      Power of Attorney.       Each Borrower hereby irrevocably designates, makes, constitutes and appoints Agent (and all Persons designated by Agent) as such Borrower’s true and lawful attorney (and agent-in-fact) and Agent, or Agent’s designee, may, without notice to such Borrower and in either such Borrower’s or Agent’s name, but at the cost and expense of Borrowers:

      14.1.1.       At such time or times as Agent or said designee, in its sole discretion, may determine, endorse Borrower’s name on any Payment Item or proceeds of the Collateral which come into the possession of Agent or under Agent’s control.

      14.1.2.       At any time that an Event of Default exists: (i) demand payment of the Accounts from the Account Debtors, enforce payment of the Accounts by legal proceedings or otherwise, and generally exercise all of a Borrower’s rights and remedies with respect to the collection of the Accounts; (ii) settle, adjust, compromise, discharge or release any of the Accounts or other Collateral or any legal proceedings brought to collect any of the Accounts or other Collateral; (iii) sell or assign any of the Accounts and other Collateral upon such terms, for such amounts and at such time or times as Agent deems advisable; (iv) take control, in any manner, of any item of payment or proceeds relating to any Collateral; (v) prepare, file and sign Borrower’s name to a proof of claim in bankruptcy or similar document against any Account Debtor or to any notice of Lien, assignment or satisfaction of Lien or similar document in connection with any of the Collateral; (vi) receive, open and dispose of all mail addressed to such Borrower and to notify postal authorities to change the address for delivery thereof to such address as Agent may designate; (vii) endorse the name of such Borrower upon any of the items of payment or proceeds relating to any Collateral and deposit the same to the account of Agent on account of the Obligations; (viii) endorse the name of such Borrower upon any chattel paper, document, instrument, invoice, freight bill, bill of lading or similar document or agreement relating to any Accounts or Inventory of any Obligor and any other Collateral; (ix) use such Borrower’s stationery and sign the name of such Borrower to verifications of the Accounts and notices thereof to Account Debtors; (x) use the information recorded on or contained in any data processing equipment and computer hardware and software relating to the Accounts, Inventory, Equipment or any other Collateral; (xi) make and adjust claims under policies of insurance; (xii) sign the name of such Borrower on any proof of claim in bankruptcy against Account Debtors and on notices of Liens, claims of mechanic’s Liens or assignments or releases of mechanic’s Liens securing any Accounts; (xiii) take all action as may be necessary to obtain the payment of any letter of credit or banker’s acceptance of which such Borrower is a beneficiary; and (xiv) do all other acts and things necessary, in Agent’s determination, to fulfill such Borrower’s obligations under this Agreement.

14.2.      General Indemnity.       Each Borrower hereby agrees to indemnify and defend the Indemnitees and to hold the Indemnitees harmless from and against any Claim ever suffered or incurred by any of the Indemnitees arising out of or related to this Agreement or any of the other Loan Documents, the performance by Agent or Lenders of their duties or the exercise of any of their rights or remedies under this Agreement or any of the other Loan Documents, or as a result of such Borrower’s failure to observe, perform or discharge any of such Borrower’s duties hereunder. Each Borrower shall also indemnify and defend the Indemnitees against and save the Indemnitees harmless from all Claims of any Person arising out of, related to, or with respect to any transactions entered into pursuant to this Agreement or Agent’s Lien upon the Collateral. Without limiting the generality of the foregoing, this indemnity shall extend to any Claims asserted against or incurred by any of the Indemnitees by any Person under any Environmental Laws or similar laws by reason of such Borrower’s or any other Person’s failure to comply with laws applicable to solid or hazardous waste materials or other toxic substances. Additionally, if any Taxes (excluding Taxes imposed upon or measured solely by the net income of Agent and Lenders, but including any intangibles tax, stamp tax, recording tax or franchise tax) shall be payable by Agent or any Obligor on account of the execution or delivery of this Agreement, or the execution, delivery, issuance or recording of any of the other Loan Documents, or the creation or repayment of any of the Obligations hereunder, by reason of any Applicable Law now or hereafter in effect, Borrowers will pay (or will promptly reimburse Agent and Lenders for the payment of) all such Taxes, including any interest and penalties thereon, and will indemnify and hold Indemnitees harmless from and against all liability in connection therewith. The foregoing indemnities shall not apply to Claims incurred by any of the Indemnitees to the extent incurred as a direct result of their own gross negligence or willful misconduct or that arise out of any disputes arising solely out of the relationship between Agent and any Lender.

Each Indemnitee will promptly notify the Borrowers of any investigation, litigation or proceeding asserted or threatened in writing or instituted against it that may give rise to a claim under Section 14.2; provided that the failure to so notify the Borrowers shall in no way impair the Borrowers’ obligations under this Section 14.2. Borrowers, at the request of any Indemnitee, shall have the obligation to defend such Indemnitee against any such investigation, litigation or proceeding and shall promptly do so with representation by legal counsel reasonably satisfactory to such Indemnitee, and the Indemnitee shall use its reasonable efforts to cooperate in such defense. In all events, such Indemnitee shall have the right to have legal counsel of its choice participate in such defense (provided, that if Borrowers are defending such Indemnitee at such Indemnitee’s request, the legal fees associated with Indemnitee’s counsel participating in such defense, if any, shall be paid by such Indemnitee). If such obligation to defend is not requested by an Indemnitee, Borrowers’ may participate in the defense thereof and any settlement negotiations, at Borrowers’ expense, with legal counsel of Borrowers’ choice (which counsel shall be reasonably satisfactory to such Indemnitee). No action taken by legal counsel chosen by such Indemnitee in defending against any such investigation, litigation or proceeding, shall vitiate or in any way impair the Borrowers’ obligation and duty hereunder to indemnify and hold harmless such Indemnitee.

14.3.       Survival of All Indemnities.       Notwithstanding anything to the contrary in this Agreement or any of the other Loan Documents, the obligation of each Borrower and each Lender with respect to each indemnity given by it in this Agreement, whether given by a Borrower to Agent Indemnitees, Lender Indemnitees or Fleet Indemnitees or by any Lender to any Agent Indemnitees or Fleet Indemnitees, shall survive the payment in full of the Obligations and the termination of any of the Commitments.

14.4.       Modification of Agreement.       This Agreement may not be modified, altered or amended, except by an agreement in writing signed by Borrowers and Agent and Lenders (or, where otherwise expressly allowed by Section 12 hereof, the Required Lenders in lieu of Agent and Lenders); provided, however, that no consent, written or otherwise, of Borrowers shall be necessary or required in connection with any amendment of any of the provisions of Sections 1.3.2, 3.1.3, 4.5, or 12 (other than Section 12.17) so long as such amendment imposes no additional obligations on Borrowers, or any other provision of this Agreement that affects only the rights, duties and responsibilities of Lenders and Agent as among themselves so long as no such amendment imposes any additional obligations on Borrowers.

14.5.      Severability.       Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under Applicable Law, but if any provision of this Agreement shall be prohibited by or invalid under Applicable Law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

14.6.       Cumulative Effect; Conflict of Terms.       The provisions of the Other Agreements and the Security Documents are hereby made cumulative with the provisions of this Agreement. Without limiting the generality of the foregoing, the parties acknowledge that this Agreement and the other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters and that such limitations, tests and measures are cumulative and each must be performed, except as may be expressly stated to the contrary in this Agreement. Except as otherwise provided in any of the other Loan Documents by specific reference to the applicable provision of this Agreement, if any provision contained in this Agreement is in direct conflict with, or inconsistent with, any provision in any of the other Loan Documents, the provision contained in this Agreement shall govern and control.

14.7.       Execution in Counterparts.       This Agreement and any amendments hereto may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument.

14.8.       Consent.       Whenever Agent’s, Lenders’ or Required Lenders’ consent is required to be obtained under this Agreement or any of the other Loan Documents as a condition to any action, inaction, condition or event, Agent and each Lender shall be authorized to give or withhold its consent in its sole and absolute discretion and to condition its consent upon the giving of additional collateral security for the Obligations, the payment of money or any other matter.

14.9.      Notices.      All notices, requests and demands to or upon a party hereto shall be in writing and shall be sent by certified or registered mail, return receipt requested, personal delivery against receipt or by telecopier or other facsimile transmission and shall be deemed to have been validly served, given or delivered when delivered against receipt or, in the case of facsimile transmission, when received (if on a Business Day and, if not received on a Business Day, then on the next Business Day after receipt) at the office where the noticed party’s telecopier is located, in each case addressed to the noticed party at the address shown for such party on the signature page hereof or, in the case of a Person who becomes a Lender after the date hereof, at the address shown on the Assignment and Acceptance by which such Person became a Lender. Notwithstanding the foregoing, (i) no notice to or upon Agent pursuant to Sections 1.3, 2.1.2, 3.1 or 5.2.2 shall be effective until such notice is actually received by the individual to whose attention at Agent such notice is required to be sent and (ii) no notice to or upon any Borrower pursuant to Sections 5.2.1 or 11.1.4 shall be effective until such notice is actually delivered to such Borrower at its address for notices or to its telecopier number set forth herein. Any written notice, request or demand that is not sent in conformity with the provisions hereof shall nevertheless be effective on the date that such notice, request or demand is actually received by the individual to whose attention at the noticed party such notice, request or demand is required to be sent.

14.10.       Performance of Borrowers’ Obligations.      If a Borrower shall fail to discharge any covenant, duty or obligation hereunder or under any of the other Loan Documents, Agent may, in its sole discretion at any time or from time to time, for such Borrower’s account and at Borrowers’ expense, pay any amount or do any act required of a Borrower hereunder or under any of the Loan Documents or otherwise lawfully requested by Agent to enforce any of the Loan Documents or Obligations, preserve, protect, insure or maintain any of the Collateral, or preserve, defend, protect or maintain the validity or priority of Agent’s Liens in any of the Collateral, including the payment of any judgment against a Borrower, any insurance premium, any warehouse charge, any finishing or processing charge, any landlord claim, any other Lien upon or with respect to any of the Collateral. All payments that Agent may make under this Section and all out-of-pocket costs and expenses (including Extraordinary Expenses) that Agent pays or incurs in connection with any action taken by it hereunder shall be reimbursed to Agent by Borrowers on demand with interest from the date such payment is made or such costs or expenses are incurred to the date of payment thereof at the Default Rate applicable for Revolver Loans that are Base Rate Loans. Any payment made or other action taken by Agent under this Section shall be without prejudice to any right to assert, and without waiver of, an Event of Default hereunder and to proceed thereafter as provided herein or in any of the other Loan Documents.

14.11.      Credit Inquiries.       Each Borrower hereby authorizes and permits Agent and Lenders (but Agent and Lenders shall have no obligation) to respond to usual and customary credit inquiries from third parties concerning such Borrower or any of its Subsidiaries.

14.12.      Time of Essence.      Time is of the essence of this Agreement, the Other Agreements and the Security Documents.

14.13.      Indulgences Not Waivers.      Agent’s or any Lender’s failure at any time or times hereafter, to require strict performance by each Borrower of any provision of this Agreement shall not waive, affect or diminish any right of Agent or any Lender thereafter to demand strict compliance and performance therewith.

14.14.      Entire Agreement; Appendix A, Exhibits and Schedules.      This Agreement and the other Loan Documents, together with all other instruments, agreements and certificates executed by the parties in connection therewith or with reference thereto, embody the entire understanding and agreement between the parties hereto and thereto with respect to the subject matter hereof and thereof and supersede all prior agreements, understandings and inducements, whether express or implied, oral or written. Appendix A, each of the Exhibits and each of the Schedules attached hereto are incorporated into this Agreement and by this reference made a part hereof.

14.15.      Interpretation.      No provision of this Agreement or any of the other Loan Documents shall be construed against or interpreted to the disadvantage of any party hereto by any court or other governmental or judicial authority by reason of such party having, or being deemed to have, structured, drafted or dictated such provision.

14.16.      Obligations Lenders Several.      The obligations of each Lender hereunder are several, and no Lender shall be responsible for the obligations or Commitment of any other Lender. Nothing contained in this Agreement and no action taken by Lenders pursuant hereto shall be deemed to constitute the Lenders to be a partnership, association, joint venture or any other kind of entity. The amounts payable at any time hereunder to each Lender shall be a separate and independent debt, and each Lender shall be entitled, to the extent not otherwise restricted hereunder, to protect and enforce its rights arising out of this Agreement and any of the other Loan Documents and it shall not be necessary for Agent or any other Lender to be joined as an additional party in any proceeding for such purpose.

14.17.      Advertising and Publicity.      With the prior consent of Borrowers (which shall not be unreasonably withheld or delayed), Agent, on behalf of Lenders, may issue and disseminate to the public (by advertisement or otherwise) information describing the credit accommodations made available by Lenders pursuant to this Agreement, including the name and address of Borrowers, the amount and security for the credit accommodations and the general nature of Borrowers’ business, provided that detail regarding terms (such as interest rate) may be provided only to industry publications, such as the “LPC Gold Sheets.”

14.18.      Confidentiality.      Agent and Lenders each agrees to exercise reasonable efforts (and, in any event, with at least the same degree of care as it ordinarily exercises with respect to confidential information of its other customers) to keep any confidential information that is delivered or made available by Borrowers to it and that is marked confidential, including information made available to Agent or any Lender in connection with a visit or investigation by any Person contemplated in Section 9.1.1 hereof, confidential from any Person other than their respective Affiliates and individuals employed or retained by Agent or such Lender who are or are expected to become engaged in evaluating, approving, structuring, administering or otherwise giving professional advice with respect to any of the Loans or Collateral, including any of their respective legal counsel, auditors or other professional advisors provided, however, that nothing herein shall prevent Agent or any Lender from disclosing such confidential information (i) to any party to this Agreement from time to time or any Participant, (ii) pursuant the order of any court or administrative agency, (iii) upon the request or demand of any regulatory agency or authority having jurisdiction over Agent or such Lender, (iv) which has been publicly disclosed other than by an act or omission of Agent or any Lender except as permitted herein or which becomes available to Agent or any Lender on a non-confidential basis from a source other than Obligors, (v) to the extent reasonably required in connection with any litigation (with respect to any of the Loan Documents or any of the transactions contemplated thereby) to which Agent, any Lender or their respective Affiliates may be a party (and, to the extent reasonably practicable, prior notice of such required disclosure shall be provided to Borrowers), (vi) to the extent reasonably required in connection with the exercise of any remedies hereunder, (vii) to any actual or proposed Participant, Assignee, counterparty or advisors to any swap or derivative transactions relating to Obligors and the Obligations or other Transferee of all or part of a Lender’s rights hereunder so long as such Transferee has agreed in writing to be bound by the provisions of this Section, (viii) to the National Association of Insurance Commissioners or any similar organization or to any nationally recognized rating agency that requires access to information about a Lender’s portfolio in connection with ratings issued with respect to such Lender, (ix) to the extent reasonably required by Applicable Law or (x) with the consent of Borrowers.

14.19.      Obligations Constitute Senior Debt.      Borrowers represent and warrant to Agent and Lenders that all of the Obligations constitute “Senior Debt,” “Designated Senior Debt” and “Permitted Indebtedness” under (and as defined in) the Senior Subordinated Indenture. In addition, Borrowers acknowledge and agree that it is the intent of the parties hereto that the Obligations constitute “Senior Debt,” “Designated Senior Debt” and “Permitted Indebtedness” under (and as defined in) the Senior Subordinated Indenture.

14.20.      Governing Law; Consent to Forum.      This Agreement shall be governed by and construed in accordance with the laws of the State of New York; provided, however, that if any of the Collateral shall be located in any jurisdiction other than New York, the laws of such jurisdiction shall govern the method, manner and procedure for foreclosure of Agent’s Lien upon such Collateral and the enforcement of Agent’s other remedies in respect of such Collateral to the extent that the laws of such jurisdiction are different from or inconsistent with the laws of the State of New York. As part of the consideration for new value received, and regardless of any present or future domicile or principal place of business of Borrowers, any Lender or Agent, each Borrower hereby consents and agrees that the state courts for the State of New York, or, at Agent’s option, the United States District Court for the Southern District of New York, shall have jurisdiction to hear and determine any claims or disputes among Borrowers, Agent and Lenders pertaining to this Agreement or to any matter arising out of or related to this Agreement. Each Borrower expressly submits and consents in advance to such jurisdiction in any action or suit commenced in any such Court, and each Borrower hereby waives any objection that such Borrower may have based upon lack of personal jurisdiction, improper venue or forum non conveniens and hereby consents to the granting of such legal or equitable relief as is deemed appropriate by such Court. Each Borrower hereby waives personal service of the summons, complaint and other process issued in any such action or suit and agrees that service of such summons, complaint and other process may be made by certified mail addressed to such Borrower at the address set forth in this Agreement and that service so made shall be deemed completed upon the earlier of such Borrower’s actual receipt thereof or 3 days after deposit in the U.S. mails, proper postage prepaid. Nothing in this Agreement shall be deemed or operate to affect the right of Agent to serve legal process in any other manner permitted by law, or to preclude the enforcement by Agent of any judgment or order obtained in such forum or the taking of any action under this Agreement to enforce same in any other appropriate forum or jurisdiction.

14.21.      Waivers by Borrowers.      To the fullest extent permitted by Applicable Law, each Borrower waives (i) the right to trial by jury (which Agent and each Lender hereby also waives) in any action, suit, proceeding or counterclaim of any kind arising out of or related to any of the Loan Documents, the Obligations or the Collateral; (ii) presentment, demand and protest and notice of presentment, protest, default, non payment, maturity, release, compromise, settlement, extension or renewal of any or all commercial paper, accounts, contract rights, documents, instruments, chattel paper and guaranties at any time held by Agent on which such Borrower may in any way be liable and hereby ratifies and confirms whatever Agent may do in this regard; (iii) notice prior to taking possession or control of the Collateral or any bond or security which might be required by any court prior to allowing Agent to exercise any of Agent’s remedies; (iv) the benefit of all valuation, appraisement and exemption laws; (v) any claim against Agent or any Lender, on any theory of liability, for special, indirect, consequential, or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, any of the Loan Documents, any transaction thereunder or the use of the proceeds of any Loans; and (vi) notice of acceptance hereof. Each Borrower acknowledges that the foregoing waivers are a material inducement to Agent’s and Lender’s entering into this Agreement and that Agent and Lenders are relying upon the foregoing waivers in its future dealings with Borrowers. Each Borrower warrants and represents that it has reviewed the foregoing waivers with its legal counsel and has knowingly and voluntarily waived its jury trial rights following consultation with legal counsel. In the event of litigation, this Agreement may be filed as a written consent to a trial by the Court.

[Remainder of the page intentionally left blank; signatures commence on the following page]

IN WITNESS WHEREOF, this Agreement has been duly executed on the day and year specified at the beginning of this Agreement.

BORROWERS:

ATTEST:                                                      NEFF CORP.

_________________________                    By:______________________________
Mark H. Irion, Secretary                                Peter Gladis, President

[CORPORATE SEAL]

Address:
3750 N.W. 87th Avenue
Suite 400
Miami, Florida 33178
Attention: President
Telecopier No.: (305) 513-4156

ATTEST:                                                       NEFF RENTAL, INC.

_________________________                     By:______________________________
Mark H. Irion, Secretary                               Peter Gladis, President

[CORPORATE SEAL]

Address:
3750 N.W. 87th Avenue
Suite 400
Miami, Florida 33178
Attention: President
Telecopier No.: (305) 513-4156

LENDERS:

FLEET CAPITAL CORPORATION

Revolver Commitment: $35,000,000

By:____________________________

Title:________________________

LIBOR Lending Office:
Suite 800, 300 Galleria Parkway, N.W.
Atlanta, Georgia 30339
Attention: Office Head
Telecopier No.: (770) 859-2483

[Signatures continued on the following page]

GE CAPITAL FUNDING, INC.

Revolver Commitment: $35,000,000

By:____________________________

Title:________________________

LIBOR Lending Office:
401 Merritt Seven, 2nd Floor
Norwalk, Connecticut 06856
Attention: Sandra DeRaffele

FIRST UNION NATIONAL BANK

Revolver Commitment: $25,000,000

By:____________________________

Title:________________________

LIBOR Lending Office:
201 S. College Street
17th Floor
Charlotte, North Carolina 28288-0820
Attention: Cheryl Johnson

THE CIT GROUP/BUSINESS CREDIT, INC.

Revolver Commitment: $25,000,000

By:____________________________

Title:________________________

LIBOR Lending Office:
1211 Avenue of the Americas
New York, New York 10036
Attention: Marvin Daniels

[Signatures continued on the following page]

BANK OF AMERICA, N.A.

Revolver Commitment: $25,000,000

By:____________________________

Title:________________________

LIBOR Lending Office:
600 Peachtree Street
5th Floor
Atlanta, Georgia 30308
Attention: Carrie Kellog

TRANSAMERICA BUSINESS CAPITAL CORPORATION

Revolver Commitment: $15,000,000

By:____________________________

Title:________________________

LIBOR Lending Office:
555 Theodore Fremd Avenue
Suite C-301
Rye, New York 10580
Attention: Venereen Lee

UNION BANK OF CALIFORNIA, N.A.

Revolver Commitment: $15,000,000

By:____________________________

Title:________________________

LIBOR Lending Office:
455 S. Figueroa Street
15th Floor
Los Angeles, California 90071
Attention: Karen Hicks

[Signatures continued on the following page]

NATIONAL BANK OF CANADA

Revolver Commitment: $12,500,000

By:____________________________

Title:________________________

LIBOR Lending Office:
5200 Town Center Circle
Suite 302
Boca Raton, Florida 33486
Attention: Kathy Myers

PNC BANK, NATIONAL ASSOCIATION

Revolver Commitment: $12,500,000

By:____________________________

Title:________________________

LIBOR Lending Office:
Two Tower Center
Eighth Floor
East Brunswick, New Jersey 08816
Attention: Aurea Ocampo

AGENT:

FLEET CAPITAL CORPORATION, as Agent

By:_________________________________

Title:____________________________

Address:
Suite 800, 300 Galleria Parkway, N.W.
Atlanta, Georgia 30339
Attention: Office Head
Telecopier No.: (770) 859-2483

[Signatures continued on the following page]

SYNDICATION AGENT:

GECC CAPITAL MARKETS GROUP, INC.,
as Syndication Agent

By:_________________________________

Title:____________________________

CO-LEAD ARRANGERS:

GECC CAPITAL MARKETS GROUP, INC.,
as a Co-Lead Arranger

By:_________________________________

Title:____________________________

FLEET SECURITIES, INC.,
as a Co-Lead Arranger

By:_________________________________

Title:____________________________

APPENDIX A

GENERAL DEFINITIONS

     When used in the Loan and Security Agreement dated December 19, 2001 (as at any time amended, the “Agreement”), by and among NEFF CORP. (“Neff”), a Delaware corporation, and NEFF RENTAL, INC., a Florida corporation (“Rental”) (Neff and Rental being referred to collectively as “Borrowers,” and individually as a “Borrower”), each financial institution listed on the signature pages attached thereto and its successors and assigns, which become “Lenders” as provided therein (each such financial institution and its successors and assigns referred to collectively herein as “Lenders” and individually as “Lender”), FLEET CAPITAL CORPORATION (“Agent”), in its capacity as collateral and administrative agent for itself and the Lenders, GECC CAPITAL MARKETS GROUP, INC., a Delaware corporation, in its capacity as syndication agent, and FLEET SECURITIES, INC., a Delaware corporation, and GECC CAPITAL MARKETS GROUP, INC., a Delaware corporation, in their joint capacities as co-lead arrangers (in such capacities, the “Co-Lead Arrangers”), the following terms shall have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):

Account - shall have the meaning ascribed to “account” in the UCC and shall include any and all rights of a Borrower to payment for goods sold or leased or for services rendered that are not evidenced by an Instrument or Chattel Paper, whether or not they have been earned by performance.

Account Debtor - any Person who is or may become obligated under or on account of an Account.

Accounts Formula Amount - on any date of determination thereof, an amount equal to the lesser of (i) the Revolver Commitments on such date or (ii) 85% (or such lesser percentage as Agent may in its reasonable discretion determine from time to time) of the net amount of Eligible Accounts on such date; provided, that if the Dilution Percentage exceeds 5%, such advance rate percentage will be reduced by the number of full or partial percentage points of such excess. As used herein, (i) “Dilution Percentage” shall mean the gross amount of all returns, allowances, discounts, credits, write-offs and similar items relating to Borrowers’ Accounts computed as a percentage of Borrowers’ gross sales over a 12 month period, as determined by Agent in its reasonable discretion, and (ii) the phrase “net amount of Eligible Accounts” shall mean the face amount of such Accounts on any date less any and all returns, rebates, discounts (which may, at Lender’s option, be calculated on shortest terms), credits, allowances or Taxes (including sales, excise or other taxes) at any time issued, owing, claimed by Account Debtors, granted, outstanding or payable in connection with, or any interest accrued on the amount of, such Accounts at such date.

Adjusted LIBOR Rate - with respect to each Interest Period for a LIBOR Loan, an interest rate per annum (rounded upwards, to the next 1/16th of 1%) equal to the quotient of (a) the LIBOR Rate in effect for such Interest Period divided by (b) a percentage (expressed as a decimal) equal to 100% minus Statutory Reserves.

Adjusted Net Earnings - with respect to any period, means the net earnings (or loss) for such period of Borrowers, all as reflected on the financial statement of Borrowers supplied to Lender pursuant to Section 9.1.3 hereof, but excluding: (i) any gain arising from any write-up of assets during such period; (ii) earnings of any Subsidiary accrued prior to the date it became a Subsidiary; (iii) earnings of any Person, substantially all the assets of which have been acquired in any manner by a Borrower, realized by such Person prior to the date of such acquisition; (iv) net earnings of any entity (other than a Subsidiary of a Borrower) in which a Borrower has an ownership interest unless such net earnings have actually been received by a Borrower in the form of cash Distributions; (v) any portion of the net earnings of any Subsidiary which for any reason is unavailable for payment of Distributions to a Borrower; (vi) the earnings of any Person to which any assets of Borrower shall have been sold, transferred or disposed of, or into which a Borrower shall have merged, or been a party to any consolidation or other form of reorganization, prior to the date of such transaction; (vii) any gain arising from the acquisition of any Securities of a Borrower; (viii) any gain arising from the repurchase of any of the Senior Subordinated Notes at a discount; and (ix) any gain arising from extraordinary or non-recurring items, all as determined in accordance with GAAP.

Affiliate - a Person (other than a Subsidiary): (i) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, another Person; (ii) which beneficially owns or holds 10% or more of any class of the Equity Interests of a Person; or (iii) 10% or more of the Equity Interests with power to vote of which is beneficially owned or held by another Person or a Subsidiary of another Person. For purposes hereof, “control” means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of any Equity Interest, by contract or otherwise.

Agent Indemnitees - Agent in its capacity as collateral and administrative agent for the Lenders under the Loan Documents and all of Agent’s present and future officers, directors, agents and attorneys.

Agent Professionals - attorneys, accountants, appraisers, consultants, business valuation experts, environmental engineers or consultants, turnaround specialists and other professionals or experts retained by Agent.

Agreement - the Loan and Security Agreement referred to in the first sentence of this Appendix A, all Exhibits and Schedules thereto and this Appendix A.

Applicable Law - all laws, rules and regulations applicable to the Person, conduct, transaction, covenant, Loan Document or Material Contract in question, including all applicable common law and equitable principles; all provisions of all applicable state, federal and foreign constitutions, statutes, rules, regulations and orders of governmental bodies; and all orders, judgments and decrees of all courts and arbitrators.

Applicable Margin - a percentage equal to 2.25% percent with respect to Revolver Loans that are Base Rate Loans and 3.25% with respect to Revolver Loans that are LIBOR Loans; provided that, commencing with Borrowers’ Fiscal Quarter ending June 30, 2002, the Applicable Margin shall be increased or (if no Default or Event of Default exists) decreased, based upon the Leverage Ratio, as follows:

                                                                             Applicable Margin for Revolver Loans
Leverage Ratio                                                                         Outstanding as

                                                               Base Rate Loan                                             LIBOR Loan

Greater than 4.50 to 1                             2.50%                                                           3.50%

If equal to or less than 4.50 to 1,            2.25%                                                            3.25%
but greater than 4.00 to 1

If equal to or less than 4.00 to 1,           2.00%                                                             3.00%
but greater than 3.50 to 1

Equal to or less than 3.50 to 1               1.75%                                                             2.75%

The Applicable Margin shall be subject to reduction or increase, as applicable and as set forth in the table above, on a quarterly basis according to the performance of Borrowers as measured by the Leverage Ratio for the immediately preceding 4 Fiscal Quarters of Borrowers. Except as set forth in the last sentence hereof, any such increase or reduction in the Applicable Margin provided for herein shall be effective 3 Business Days after receipt by Agent of the applicable financial statements and corresponding Compliance Certificate; provided, however, that any reduction in the Applicable Margin shall not apply to any LIBOR Loans outstanding on the effective date of such reduction that have an Interest Period commencing prior to the effective date of such reduction. If the financial statements and the Compliance Certificate of Borrowers setting forth the Leverage Ratio are not received by Agent by the date required pursuant to Section 9.1.3 of the Agreement, the Applicable Margin shall be determined as if the Leverage Ratio exceeds 4.50 to 1 until such time as such financial statements and Compliance Certificate are received and any Event of Default resulting from a failure to deliver such financial statements on a timely basis or Compliance Certificate is waived in writing by Agent and Lenders; provided, however, that Agent and Lenders shall be entitled to accrue and receive interest at the Default Rate to the extent authorized by Section 2.1.5 of the Agreement and, on each date that the Default Rate accrues on any Loan, the Applicable Margin on such date for such Loan shall be the Applicable Margin that would apply if the Leverage Ratio exceeded 4.50 to 1 (without regard to the actual Leverage Ratio). For the final Fiscal Quarter of any Fiscal Year of Borrowers, Borrowers may provide the unaudited financial statements of Borrowers, subject only to year-end adjustments, for the purpose of determining the Applicable Margin; provided, however, that if, upon delivery of the annual audited financial statements required to be submitted by Borrowers to Agent pursuant to Section 9.1.3(i) of the Agreement, Borrowers have not met the criteria for reduction of the Applicable Margin pursuant to the terms hereinabove for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended, then (a) such Applicable Margin reduction shall be terminated and, effective on the first day of the month following receipt by Agent of such audited financial statements, the Applicable Margin shall be the Applicable Margin that would have been in effect if such reduction had not been implemented based upon the unaudited financial statements of Borrowers for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended, and (b) Borrowers shall pay to Agent, for the Pro Rata benefit of the Lenders, on the first day of the month following receipt by Agent of such audited financial statements, an amount equal to the difference between the amount of interest and fees that would have been paid using the Applicable Margin determined based upon such audited financial statements and the amount of interest actually paid during the period in which the reduction of the Applicable Margin was in effect based upon the unaudited financial statements for the final Fiscal Quarter of the Fiscal Year of Borrowers then ended.

Assignment and Acceptance - an assignment and acceptance entered into by a Lender and an Eligible Assignee and accepted by Agent, in the form of Exhibit G.

Availability - on any date, the amount that Borrowers are entitled to borrow as Revolver Loans on such date, such amount being the difference derived when the sum of the principal amount of Revolver Loans then outstanding (including any amounts that Agent or Lenders may have paid for the account of Borrowers pursuant to any of the Loan Documents and that have not been reimbursed by Borrowers and any outstanding Settlement Loans) is subtracted from the Borrowing Base on such date. If the amount outstanding on such date is equal to or greater than the Borrowing Base, Availability is zero.

Availability Reserve - on any date of determination thereof, an amount equal to the sum of the following (without duplication): (i) the Parts Inventory Reserve; (ii) all amounts of past due rent, fees or other charges owing at such time by any Obligor to any landlord of any premises where any of the Collateral is located or to any processor, repairman, mechanic or other Person who is in possession of any Collateral or has asserted any Lien or claim thereto; (iii) any amounts which any Obligor is obligated to pay pursuant to the provisions of any of the Loan Documents that Agent or any Lender elects to pay for the account of such Obligor in accordance with authority contained in any of the Loan Documents; (iv) the aggregate amount of reserves established by Agent in its reasonable discretion in respect of ACH (automated clearinghouse) transfers; (v) the LC Reserve; (vi) the Unpaid Vendor Reserve; (vii) the Vendor Lease Reserve; (viii) the Minimum Availability Reserve; and (ix) such additional reserves, in such amounts and with respect to such matters, as Agent in its reasonable credit judgment may elect to impose from time to time.

Bank - Fleet National Bank.

Banking Relationship Debt - Debt or other obligations of a Borrower relating to or arising out of (i) checking and operating account relationships between such Borrower and any Lender (or any Affiliate of a Lender), including any obligations under Cash Management Agreements, and (ii) Hedging Agreements with any Lender (or any Affiliate of a Lender).

Bankruptcy Code - title 11 of the United States Code.

Base Rate - on any date, the greater of (i) the Prime Rate on such date or (ii) the Federal Funds Rate on such date plus .50%.

Base Rate Loan - a Loan, or portion thereof, during any period in which it bears interest at a rate based upon the Base Rate.

Board of Governors - the Board of Governors of the Federal Reserve System.

Borrowing - a borrowing consisting of Loans of one Type made on the same day by Lenders (or by Fleet in the case of a Borrowing funded by Settlement Loans) or a conversion of a Loan or Loans of one Type from Lenders on the same day.

Borrowing Base - on any date of determination thereof, an amount equal to the lesser of: (a) the aggregate amount of the Revolver Commitments on such date minus the LC Reserve and Minimum Availability Reserve on such date, or (b) an amount equal to (i) the sum of the Accounts Formula Amount plus the Parts Inventory Formula Amount plus the Rental Inventory Formula Amount on such date minus (ii) the Availability Reserve on such date.

Borrowing Base Certificate - a certificate, in the form requested by Agent, by which Borrowers shall certify to Agent and Lenders, with such frequency as Agent may request, the amount of the Borrowing Base as of the date of the certificate (which date shall be not more than one Business Days earlier than the date of submission of such certificate to Agent) and the calculation of such amount.

Business Day - any day excluding Saturday, Sunday and any other day that is a legal holiday under the laws of the State of New York or is a day on which banking institutions located in such state are closed; provided, however, that when used with reference to a LIBOR Loan (including the making, continuing, prepaying or repaying of any LIBOR Loan), the term “Business Day” shall also exclude any day on which banks are not open for dealings in Dollar deposits on the London interbank market.

Business Interruption Insurance Assignment - the Collateral Assignment of Business Interruption Insurance to be executed by Borrowers on or after the Closing Date in favor of Agent, in form and substance satisfactory to Lender, as security for the payment of the Obligations.

Capital Expenditures - expenditures made or liabilities incurred for the acquisition of any Rental Inventory, fixed assets or improvements, replacements, substitutions or additions thereto which have a useful life of more than one year.

Capitalized Lease Obligation - any Debt represented by obligations under a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

Cash Collateral - cash or Cash Equivalents, and any interest earned thereon, that is deposited with Agent in accordance with the Agreement for the Pro Rata benefit of Lenders as security for the Obligations.

Cash Collateral Account - a demand deposit, money market or other account established by Agent at such financial institution as Agent may select in its discretion, which account shall be in Agent’s name and subject to Agent’s Liens for the Pro Rata benefit of Lenders.

Cash Equivalents - (i) marketable direct obligations issued or unconditionally guaranteed by the United States government and backed by the full faith and credit of the United States government having maturities of not more than 12 months from the date of acquisition; (ii) domestic certificates of deposit and time deposits having maturities of not more than 12 months from the date of acquisition, bankers’ acceptances having maturities of not more than 12 months from the date of acquisition and overnight bank deposits, in each case issued by any commercial bank organized under the laws of the United States, any state thereof or the District of Columbia, which at the time of acquisition are rated A-1 (or better) by S&P or P-1 (or better) by Moody’s, and (unless issued by a Lender) not subject to offset rights in favor of such bank arising from any banking relationship with such bank; (iii) repurchase obligations with a term of not more than 30 days for underlying securities of the types described in clauses (i) and (ii) entered into with any financial institution meeting the qualifications specified in clause (ii) above; and (iv) commercial paper having at the time of investment therein or a contractual commitment to invest therein a rating of A-1 (or better) by S&P or P-1 (or better) by Moody’s, and having a maturity within 9 months after the date of acquisition thereof.

Cash Management Agreements - any agreement entered into from time to time between a Borrower or any of its Subsidiaries, on the one hand, and Bank or any of its Affiliates or any other banking or financial institution, on the other, in connection with cash management services for operating, collections, payroll and trust accounts of a Borrower or its Subsidiaries provided by such banking or financial institution, including automatic clearinghouse services, controlled disbursement services, electronic funds transfer services, information reporting services, lockbox services, stop payment services and wire transfer services.

Cash Management Obligations - any and all obligations of Borrowers or any of their Subsidiaries under any of the Cash Management Agreements or otherwise relating to any cash management services.

CERCLA - the Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C. ' 9601 et seq. and its implementing regulations.

Change of Control - the occurrence of any of the following events after the Closing Date: (a) Santos Fund I, LLP, Jorge Mas, Jose Ramon Mas or Juan Carlos Mas (the “Holders”), any Person under the Control of a Holder, any trust established by or for the benefit of a Holder) or any of his lineal descendants or any family member of a Holder shall (i) cease to own directly or indirectly more than 25% of the aggregate Voting Power of Neff or (ii) cease to occupy at least 2 positions on the Board of Directors of Neff or (b) any Person or group of Persons shall beneficially (as defined in Rule 13d-3 of the Securities and Exchange Commission under the Exchange Act or any successor provision thereto) own more than 33% of the aggregate Voting Power of a Borrower (other than an ownership by any Person or group of Persons who beneficially owns in excess of 5% of the aggregate Voting Power of such Borrower on the date hereof).

Chattel Paper - shall have the meaning given to "chattel paper" in the UCC.

Claims - any and all claims, demands, liabilities, obligations, losses, damages, penalties, actions, judgments, suits, awards, remedial response costs, expenses or disbursements of any kind or nature whatsoever (including reasonable attorneys’, accountants’, consultants’ or paralegals’ fees and expenses), whether arising under or in connection with the Loan Documents, any Applicable Law (including any Environmental Laws) or otherwise, that may now or hereafter be suffered or incurred by a Person and whether suffered or incurred in or as a result of any investigation, litigation, arbitration or other judicial or non-judicial proceeding or any appeals related thereto.

Closing Date - the date on which all of the conditions precedent in Section 10 of the Agreement are satisfied and the initial Loans are made under the Agreement.

Collateral - all of the Property and interests in Property described in Section 6 of the Agreement; all Property described in any of the Security Documents as security for the payment or performance of any of the Obligations; and all other Property and interests in Property that now or hereafter secure (or are intended to secure) the payment and performance of any of the Obligations.

Commercial Tort Claim - shall have the meaning ascribed to “commercial tort claim” in the UCC.

Commitment - at any date for any Lender, the aggregate amount of such Lender’s Revolver Commitment on such date, and “Commitments” means the aggregate amount of all Revolver Commitments on any date.

Commitment Termination Date - the date that is the soonest to occur of (i) the last day of the Original Term; (ii) the date on which either Borrowers or Agent terminates the Commitments pursuant to Section 5.2 of the Agreement; or (iii) the date on which the Commitments are automatically terminated pursuant to Section 11.2 of the Agreement.

Compliance Certificate - a Compliance Certificate to be provided by Borrowers to Agent in accordance with, and in the form annexed as Exhibit E to, the Agreement, and the supporting schedules to be annexed thereto.

Consolidated - the consolidation in accordance with GAAP of the accounts or other items as to which such term applies.

Contingent Obligation - with respect to any Person, any obligation of such Person arising from any guaranty, indemnity or other assurance of payment or performance of any Debt, lease, dividend or other obligation (“primary obligations”) of any other Person (the “primary obligor”) in any manner, whether directly or indirectly, including (i) the direct or indirect guaranty, endorsement (other than for collection or deposit in the Ordinary Course of Business), co-making, discounting with recourse or sale with recourse by such Person of the obligation of a primary obligor, (ii) the obligation to make take-or-pay or similar payments, if required, regardless of nonperformance by any other party or parties to an agreement, (iii) any obligation of such Person, whether or not contingent, (A) to purchase any such primary obligation or any Property constituting direct or indirect security therefor, (B) to advance or supply funds (1) for the purchase or payment of any such primary obligations or (2) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (C) to purchase Property, Securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (D) otherwise to assure or hold harmless the holder of such primary obligation against loss in respect thereof; provided, however, that the term “Contingent Obligation” shall not include any product warranties extended in the Ordinary Course of Business. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation with respect to which such Contingent Obligation is made (or, if less, the maximum amount of such primary obligation for which such Person may be liable pursuant to the terms of the instrument evidencing such Contingent Obligation) or, if not stated or determinable, the maximum reasonably anticipated liability with respect thereto (assuming such Person is required to perform thereunder), as determined by such Person in good faith.

Control or controlled by or under common control - possession, directly or indirectly, of the power to direct or cause the direction of management or policies (whether through ownership of voting securities, by contract or otherwise, but not solely by being an officer or director of that Person); provided, however, that in the event any Person which beneficially owns, directly or indirectly, 30% or more (in number of votes) of the Equity Interest having ordinary Voting Power with respect to a corporation shall be conclusively presumed to control such corporation.

Controlled Disbursement Account - a demand deposit account maintained by Borrowers at Bank and to which proceeds of Loans will be wired from time to time.

Cost - in respect of the cost of acquisition by a Borrower of any Rental Inventory, the net cost of such Rental Inventory to such Borrower after all cash and other discounts, premiums, rebates, advertising and other allowances and all other discounts or other allowances which may be allowed or taken by such Borrower against the purchase price for such Rental Inventory.

Current Maturities of Funded Debt - all principal payments in respect of Funded Debt that are required to be made within one year from the date of determination.

Debt - as applied to a Person means, without duplication: (i) all items which in accordance with GAAP would be included in determining total liabilities as shown on the liability side of a balance sheet of such Person as of the date as of which Debt is to be determined, including Capitalized Lease Obligations; (ii) all Contingent Obligations of such Person; (iii) all reimbursement obligations in connection with letters of credit or letter of credit guaranties issued for the account of such Person; and (iv) in the case of Borrowers (without duplication), the Obligations. The Debt of a Person shall include any recourse Debt of any partnership or joint venture in which such Person is a general partner or joint venturer.

Default - an event or condition the occurrence of which would, with the lapse of time or the giving of notice, or both, become an Event of Default.

Default Rate - on any date, a rate per annum that is equal to (i) in the case of each Loan outstanding on such date, 2% in excess of the rate otherwise applicable to such Loan on such date, (ii) in the case of LC Obligations, 2% in excess of the rate otherwise applicable to Letters of Credit on such date, and (iii) in the case of any of the other Obligations outstanding on such date, 2% plus the highest Applicable Margin for Base Rate Loans plus the Prime Rate in effect on such date.

Deposit Accounts - all of a Person’s demand, time, savings, passbook, money market or other depository accounts, and all certificates of deposit, maintained by such Person with any bank, savings and loan association, credit union or other depository institution.

Deposit Account Assignment - the Collateral Assignment of Deposit Accounts to be executed by Borrowers on or before the Closing Date in favor of Agent for itself and the Pro Rata benefit of Lenders as security for the Obligations.

Distribution - in respect of any entity, (i) any payment of any dividends or other distributions on Equity Interests of the entity (except distributions in such Equity Interests) and (ii) any purchase, redemption or other acquisition or retirement for value of any Equity Interests of the entity or any Affiliate of the entity unless made contemporaneously from the Net Proceeds of the sale of Equity Interests.

Document - shall have the meaning given to "document" in the UCC.

Dollars and the sign $ - lawful money of the United States of America.

Domestic Subsidiary - a Subsidiary of a Borrower (other than a Subsidiary that is a Borrower) that is incorporated under the laws of a state of the United States or the District of Columbia.

Dominion Account - a special account of Agent established by a Borrower at Bank (or such other bank approved by Agent), and over which Agent shall have sole and exclusive access and control for withdrawal purposes.

EBITDA - for any fiscal period of a Borrower, an amount equal to the sum for such fiscal period of (i) Adjusted Net Earnings, plus (ii) provision for taxes based on income and for state franchise taxes, to the extent deducted in the calculation of Adjusted Net Earnings, plus (iii) Interest Expense, to the extent deducted in the calculation of Adjusted Net Earnings, plus (iv) depreciation and amortization expense, to the extent deducted in the calculation of Adjusted Net Earnings, plus (v) extraordinary or non-recurring non-cash losses, to the extent deducted in the calculation of Adjusted Net Earnings, minus, (vi) extraordinary or non-recurring non-cash gains, to the extent added in the calculation of Adjusted Net Earnings.

Electronic Chattel Paper - shall have the meaning given to “electronic chattel paper” in the UCC.

Eligible Account - an Account which arises in the Ordinary Course of Business of a Borrower from the sale or lease of Goods, is payable in Dollars, is subject to Agent’s duly perfected Lien, and is deemed by Agent, in its reasonable credit judgment, to be an Eligible Account. Without limiting the generality of the foregoing, no Account shall be an Eligible Account if: (i) it arises out of a sale or lease made by a Borrower to a Subsidiary or an Affiliate of Borrower or to a Person controlled by an Affiliate of a Borrower; (ii) it is unpaid for more than 60 days after the original due date shown on the invoice; (iii) it is due or unpaid more than 90 days after the original invoice date; (iv) 50% or more of the Accounts from the Account Debtor are not deemed Eligible Accounts hereunder; (v) the total unpaid Accounts of the Account Debtor exceed 20% of the aggregate amount of all Eligible Accounts or exceed a credit limit established by Agent for such Account Debtor, in each case, to the extent of such excess; (vi) any covenant, representation or warranty contained in the Agreement with respect to such Account has been breached; (vii) the Account Debtor is also a Borrower’s creditor or supplier, or the Account Debtor has disputed liability with respect to such Account, or the Account Debtor has made any claim with respect to any other Account due from such Account Debtor to a Borrower, or the Account otherwise is or may become subject to any right of setoff, counterclaim, reserve or chargeback, provided that, the Accounts of such Account Debtor shall be ineligible only to the extent of such offset, counterclaim, disputed amount, reserve or chargeback; (viii) an Insolvency Proceeding has been commenced by or against the Account Debtor or the Account Debtor has failed, suspended business or ceased to be Solvent; (ix) it arises from a sale or lease to an Account Debtor with its principal office, assets or place of business outside the United States, unless the sale is backed by an irrevocable letter of credit issued or confirmed by a bank acceptable to Agent and that is in form and substance acceptable to Agent and payable in the full amount of the Account in freely convertible Dollars at a place of payment within the United States and, if requested by Agent, such letter of credit, or amounts payable thereunder, is assigned to Agent (with such assignment acknowledged by the issuing or confirming bank); (x) it arises from a sale to the Account Debtor on a bill-and-hold, guaranteed sale, sale-or-return, sale-on-approval, consignment or any other repurchase or return basis or arises as a result of any consideration consisting of a credit received by a Borrower in connection with any Trade-In Transaction; (xi) the Account Debtor is the United States of America or any department, agency or instrumentality thereof, unless such Borrower is not prohibited from assigning the Account and does assign its right to payment of such Account to Agent, in a manner satisfactory to Agent, so as to comply with the Assignment of Claims Act of 1940 (31 U.S.C. ‘3727 and 41 U.S.C. ‘15), or is a state, county or municipality, or a political subdivision or agency thereof and Applicable Law disallows or restricts an assignment of Accounts on which it is the Account Debtor; (xii) the Account Debtor is located in any state which imposes similar conditions on the right of a creditor to collect accounts receivable unless such Borrower has either qualified to transact business in such state as a foreign entity or filed a Notice of Business Activities Report or other required report with the appropriate officials in those states for the then current year; (xiii) the Account Debtor is located in a state in which a Borrower is deemed to be doing business under the laws of such state and which denies creditors access to its courts in the absence of qualification to transact business in such state or of the filing of any reports with such state, unless such Borrower has qualified as a foreign entity authorized to transact business in such state or has filed all required reports; (xiv) the Account is subject to a Lien other than a Permitted Lien or arises from a sale or lease by a Borrower of Goods held by it under a Vendor Lease that is in default; (xv) the Goods giving rise to such Account have not been delivered to and accepted by the Account Debtor or the services giving rise to such Account have not been performed by a Borrower and accepted by the Account Debtor or the Account otherwise does not represent a final sale; (xvi) the Account is evidenced by Chattel Paper or an Instrument of any kind, or has been reduced to judgment; (xvii) the Account represents a progress billing or a retainage or for services yet to be rendered; (xviii) a Borrower has made any agreement with the Account Debtor for any deduction therefrom, except for discounts or allowances which are made in the Ordinary Course of Business for prompt payment and which discounts or allowances are reflected in the calculation of the face value of each invoice related to such Account; (xix) a Borrower has made an agreement with the Account Debtor to extend the time of payment thereof; or (xx) the Account represents, in whole or in part, a billing for interest, fees or late charges, provided that such Account shall be ineligible only to the extent of the amount of such billing.

Eligible Assignee - a Lender or a U.S. based Affiliate of a Lender; a commercial bank, commercial finance institution or insurance company organized under the laws of the United States or any state that has total assets in excess of $2 billion and that is acceptable to Agent and that is not an “Affiliate” of a Borrower as such term is defined in the Senior Subordinated Indenture; and any other Person approved by Agent and, unless a Default or an Event of Default exists, Borrowers (such approval by Borrowers, when required, not to be unreasonably withheld or delayed and to be deemed given by Borrowers if no objection is received by the assigning Lender and Agent from Borrowers within 5 Business Days after notice of such proposed assignment has been provided by the assigning Lender as set forth in Section 13.3 of the Agreement).

Eligible Parts Inventory - Parts Inventory of a Borrower (excluding all packaging materials, labels, samples, bags and supplies) which Agent, in its reasonable credit judgment, deems to be Eligible Parts Inventory. Without limiting the generality of the foregoing, no Parts Inventory shall be Eligible Parts Inventory unless: (i) it constitutes Parts Inventory; (ii) it is owned by a Borrower, such Borrower has good, valid and marketable title thereto and it is not held by such Borrower on consignment or other sale or return terms; (iii) it is not obsolete, unmerchantable or slow moving, as determined by Agent in its reasonable credit judgment; (iv) it meets all standards imposed by any Governmental Authority; (v) it conforms in all respects to the warranties and representations set forth in the Agreement and is fully insured in the manner required by the Agreement; (vi) it is at all times subject to Agent’s duly perfected, first priority security interest and no other Lien except a Permitted Lien; (vii) it is in a Borrower’s possession and control at a location in compliance with the Agreement, is not in transit or outside the continental United States and is not consigned to any Person; (viii) it is not the subject of a negotiable warehouse receipt or other negotiable Document; (ix) it has not been sold or leased and a Borrower has not received any deposit or down payment in respect thereof in anticipation of a sale; and (x) it is not the subject of a store closing, liquidation, going-out-of business or similar sale. In no event shall any Parts Inventory held by a Borrower under a Vendor Lease constitute Eligible Parts Inventory.

Eligible Rental Inventory - Rental Inventory of a Borrower which Agent, in its reasonable credit judgment, deems to be Eligible Rental Inventory. Without limiting the generality of the foregoing, no Inventory shall be Eligible Rental Inventory unless: (i) it is owned solely by such Borrower and such Borrower has good, valid and marketable title thereto; (ii) it is at all times subject to Agent’s duly perfected, first priority security interest and no other Lien except a Permitted Lien; (iii) it is in such Borrower’s control and not located outside the continental United States; (iv) it is not obsolete, unmerchantable or slow moving, as determined by Agent in its reasonable credit judgment; (v) it conforms in all respects to the warranties and representations set forth in the Agreement and is fully insured in the manner required by the Agreement. In no event shall any Rental Inventory held by a Borrower under a Vendor Lease constitute Eligible Rental Inventory.

Environmental Agreement - the Agreement Regarding Environmental Matters to be executed by Borrowers in favor of Agent on or about the Closing Date and by which Borrowers shall, among other things, indemnify Agent and Lenders from Liability for Borrowers’ failure to comply with any Environmental Laws.

Environmental Laws - all federal, state and local laws, rules, regulations, codes, ordinances, programs, permits, guidance documents promulgated by regulatory agencies, orders and consent decrees, now or hereafter in effect and relating to human health and safety or the protection or pollution of the environment, including CERCLA.

Environmental Release - a release as defined in CERCLA or under any applicable Environmental Laws.

Equipment - shall have the meaning given to “equipment” in the UCC and shall include all of a Borrower’s machinery, apparatus, equipment, fittings, furniture, fixtures, motor vehicles and other tangible personal Property (other than Inventory) of every kind and description, whether now owned or hereafter acquired by a Borrower and wherever located, and all parts, accessories and special tools therefor, all accessions thereto, and all substitutions and replacements thereof.

Equity Interest - the interest of (i) a shareholder in a corporation, (ii) a partner (whether general or limited) in a partnership (whether general, limited or limited liability), (iii) a member in a limited liability company, or (iv) any other Person having any other form of equity security or ownership interest.

ERISA - the Employee Retirement Income Security Act of 1974 and all rules and regulations from time to time promulgated thereunder.

Eurocurrency Liabilities - shall have the meaning ascribed thereto in Regulation D issued by the Board of Governors.

Event of Default - as defined in Section 11 of the Agreement.

Existing Purchase Money Vendors - collectively, Ingersoll Rand Company and Omniquip Textron Inc.

Extraordinary Expenses - all costs, expenses, fees (including fees incurred to Agent Professionals) or advances that Agent or any Lender may suffer or incur, whether prior to or after the occurrence of an Event of Default, and whether prior to, after or during the pendency of an Insolvency Proceeding of an Obligor, on account of or in connection with (i) the audit, inspection, repossession, storage, repair, appraisal, insuring, completion of the manufacture of, preparing for sale, advertising for sale, selling, collecting or otherwise preserving or realizing upon any Collateral; (ii) the defense of Agent’s Lien upon any Collateral or the priority thereof or any adverse claim with respect to the Loans, the Loan Documents or the Collateral asserted by any Obligor, any receiver or trustee for any Obligor or any creditor or representative of creditors of any Obligor; (iii) the settlement or satisfaction of any Liens upon any Collateral (whether or not such Liens are Permitted Liens); (iv) the collection or enforcement of any of the Obligations; (v) the negotiation, documentation, and closing of any restructuring or forbearance agreement with respect to the Loan Documents or Obligations; (vi) amounts advanced by Agent pursuant to Section 7.1.3 of the Agreement; (vii) the enforcement of any of the provisions of any of the Loan Documents; or (viii) any payment under a guaranty, indemnity or other payment agreement provided by Agent or (with Agent’s consent) any Lender, which is reimbursable to Agent or such Lender by Borrowers pursuant to Section 2.4.2 of the Agreement. Such costs, expenses and advances may include transfer fees, taxes, storage fees, insurance costs, permit fees, utility reservation and standby fees, legal fees, appraisal fees, brokers’ fees and commissions, auctioneers’ fees and commissions, accountants’ fees, environmental study fees, wages and salaries paid to employees of a Borrower or independent contractors in liquidating any Collateral, travel expenses, all other fees and expenses payable or reimbursable by Borrowers or any other Obligor under any of the Loan Documents, and all other fees and expenses associated with the enforcement of rights or remedies under any of the Loan Documents, but excluding compensation paid to employees (including inside legal counsel who are employees) of Agent.

Existing Credit Agreement - that certain Credit Agreement dated as of May 1, 1998, among Neff, Rental and Neff Machinery, Inc., as borrowers, various financial institutions, as lenders and Bankers Trust Company, as Agent, as at any time heretofore amended or modified.

Federal Funds Rate - for any period, a fluctuating interest rate per annum equal for each date during such period to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) in Atlanta, Georgia by the Federal Reserve Bank of Atlanta, or if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by Agent from 3 federal funds brokers of recognized standing selected by Agent.

Fee Letter - the fee letter agreement to be dated on or about the date hereof, among Agent, Syndication Agent, Fleet, GECF and Borrowers.

FEIN - with respect to any Person, the Federal Employer Identification Number of such Person.

Fiscal Quarter - each consecutive period of 13 weeks ending on March 31, June 30, September 30 and December 31 of each calendar year.

Fiscal Year - the fiscal year of each Borrower and its Subsidiaries for accounting and tax purposes, which shall begin on January 1 of each calendar year and end on December 31 of each calendar year, and when preceded by the designation of a calendar year (e.g., 2001 Fiscal Year) means the fiscal year of Borrower and its Subsidiaries ended on December 31 of such designated calendar year.

Fixed Charge Coverage Ratio - with respect to any period of Borrowers, on a Consolidated basis, the ratio of Borrowers’ (a) EBITDA for such period minus cash income taxes paid and Net Capital Expenditures for such period, to (b) Fixed Charges for such period.

Fixed Charges - for any period, the sum of Borrower’s (i) Interest Expense during such period, plus (ii) on the date of determination, the Current Maturities of Funded Debt.

Fleet - Fleet Capital Corporation, a Rhode Island corporation.

Fleet Indemnitees - Fleet and all of its present and future officers, directors and agents.

FLSA - the Fair Labor Standards Act of 1938.

Foreign Lender - any Lender that is organized under the laws of a jurisdiction other than the laws of the United States, any state thereof or the District of Columbia.

Foreign Subsidiary - a Subsidiary that is not a Domestic Subsidiary.

Funded Debt - collectively, without duplication, (a) the aggregate principal amount of Debt for Money Borrowed, including Capitalized Lease Obligations, the Senior Subordinated Notes and all Revolver Loans and (b) all Debt outstanding under any revolving credit, line of credit or renewals thereof), notwithstanding that any such Debt is created within one year of the expiration of such agreement.

GAAP - generally accepted accounting principles in the United States of America in effect from time to time.

GECC - GECC Capital Markets Group, Inc., a Delaware corporation.

GECF - GE Capital Funding, Inc., a Delaware corporation.

General Intangibles - all general intangibles of a Borrower, whether now owned or hereafter created or acquired by a Borrower, including all choses in action, causes of action, company or other business records, inventions, blueprints, designs, patents, patent applications, trademarks, trademark applications, trade names, trade secrets, service marks, goodwill, brand names, copyrights, registrations, licenses, franchises, customer lists, permits, tax refund claims, computer programs, operational manuals, internet addresses and domain names, insurance refunds and premium rebates, all claims under guaranties, security interests or other security held by or granted to a Borrower to secure payment of any of any of a Borrower’s Accounts by an Account Debtor, all rights to indemnification, and all other intangible property of a Borrower of every kind and nature (other than Accounts).

Goods - shall have the meaning given to "goods" in the UCC.

Governmental Approvals - all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, all Governmental Authorities.

Governmental Authority - any federal, state, municipal, national, foreign or other governmental department, commission, board, bureau, court, agency or instrumentality or political subdivision thereof or any entity or officer exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to any government or any court, in each case whether associated with a state of the United States, the District of Columbia or a foreign entity or government.

Guarantors - each Subsidiary Guarantor and each other Person who guarantees payment or performance of the whole or any part of the Obligations.

Guaranty - each guaranty agreement now or hereafter executed by a Guarantor in favor of Agent with respect to any of the Obligations.

Hedging Agreement - any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement.

Indemnified Amount - in the case of Agent Indemnitees, the amount of any loss, cost, expenses or damages suffered or incurred by Agent Indemnitees and against which Lenders or any Obligor have agreed to indemnify Agent Indemnitees pursuant to the terms of the Agreement or any of the other Loan Documents; in the case of Lender Indemnitees, the amount of any loss, cost, expenses or damages suffered or incurred by Lender Indemnitees and against which Lender or any Obligor have agreed to indemnify Lender Indemnitees pursuant to the terms of the Agreement or any of the other Loan Documents; and, in the case of Fleet Indemnitees, the amount of any loss, cost, expenses or damages suffered or incurred by Fleet Indemnitees and against which Lenders or any Obligor have agreed to indemnify Fleet Indemnitees pursuant to the terms of the Agreement or any of the other Loan Documents.

Indemnitees - the Agent Indemnitees, the Lender Indemnitees and the Fleet Indemnitees.

Insolvency Proceeding - any action, case or proceeding commenced by or against a Person, or any agreement of such Person, for (i) the entry of an order for relief under any chapter of the Bankruptcy Code or other insolvency, moratorium or debt adjustment law (whether state, federal or foreign), (ii) the appointment of a receiver, trustee, liquidator or other custodian for such Person or any part of its Property, (iii) an assignment or trust mortgage for the benefit of creditors of such Person, or (iv) the liquidation, dissolution or winding up of the affairs of such Person.

Instrument - shall have the meaning given to "instrument" in the UCC.

Intellectual Property - all intellectual and similar Property of every kind and description, including inventions, designs, patents, patent applications, copyrights, trademarks, service marks, trade names, mask works, trade secrets, confidential or proprietary information, know-how, software and databases and all embodiments or fixations thereof and related documentation, registrations and franchises, all books and records describing or used in connection with the foregoing and all licenses, or other rights to use any of the foregoing.

Intellectual Property Claim - the assertion by any Person of a claim (whether asserted in writing, by action, suit or proceeding or otherwise) that a Borrower’s ownership, use, marketing, sale or distribution of any Inventory, Equipment, Intellectual Property or other Property is violative of any ownership or right to use any Intellectual Property of such Person.

Interest Coverage Ratio - for any period, the ratio of (i) Borrowers’ EBITDA for such period to (ii)  Borrowers’ Interest Expense for such period.

Interest Expense - for any period, the total interest expense of Borrowers during such period determined in accordance with GAAP.

Interest Period - shall have the meaning ascribed to it in Section 2.1.3 of the Agreement.

Inventory - shall have the meaning given to “inventory” in the UCC and shall include all Parts Inventory, all Rental Inventory, and all goods intended for sale or lease by a Borrower, to be furnished by a Borrower under contracts of service, or for display or demonstration; and work in process and all raw materials and other materials and other materials and supplies of every nature and description used or which might be used in connection with the manufacture, printing, packing, shipping, advertising, selling, leasing or furnishing of such goods or otherwise used or consumed in a Borrower’s business; and all Documents evidencing and General Intangibles relating to any of the foregoing, whether now owned or hereafter acquired by a Borrower

Investment Property - shall have the meaning given to “investment property” in the UCC and shall include all Securities (whether certificated or uncertificated), security entitlements, securities accounts, commodity contracts and commodity accounts.

Landlord Agreements - an agreement duly executed in favor of Agent, in form and content acceptable to Agent, by which an owner or mortgagee of premises upon which any Property of an Obligor is located agrees to waive or subordinate any Lien it may have with respect to such Property in favor of Agent’s Lien therein and to permit Agent to enter upon such premises and to remove such Property or to use such premises to store or dispose of such Property.

LC Application - an application by Borrowers to Bank (on which Fleet may be a co-applicant), pursuant to a form approved by Bank, for the issuance of a Letter of Credit, that is submitted to Bank at least 3 Business Days prior to the requested issuance of such Letter of Credit.

LC Conditions - the following conditions, the satisfaction of each of which is required before Fleet shall be obligated to provide any LC Support to Bank for the issuance of a Letter of Credit: (i) each of the conditions set forth in Section 10.2 of the Agreement has been and continues to be satisfied, including the absence of any Default or Event of Default; (ii) after giving effect to the issuance of the requested Letter of Credit and all other unissued Letters of Credit for which an LC Application has been signed by Fleet, the LC Outstandings would not exceed $20,000,000 and no Out-of-Formula Condition would exist, and, if no Revolver Loans are outstanding, the LC Outstandings do not, and would not upon the issuance of the requested Letter of Credit, exceed the Borrowing Base; (iii) the expiry date of the Letter of Credit does not extend beyond the earlier to occur of 365 days from the date of issuance or the 10th Business Day prior to the last Business Day of the Original Term; and (iv) the currency in which payment is to be made under the Letter of Credit is Dollars.

LC Documents - any and all agreements, instruments and documents (other than an LC Application or an LC Support) required by Bank or other issuer of a Letter of Credit to be executed by a Borrower or any other Person and delivered to Bank or such issuer for the issuance of a such Letter of Credit.

LC Facility - a subfacility of the Revolver Facility established pursuant to Section 1.3 of the Agreement.

LC Obligations - on any date of determination thereof, an amount (in Dollars) equal to the sum of (i) all amounts then due and payable by any Obligor on such date by reason of any payment made on or before such date by Fleet under any LC Support plus (ii) the aggregate undrawn amount of all Letters of Credit then outstanding or to be issued by Bank under an LC Application theretofore submitted to Bank.

LC Request - a Letter of Credit Procurement Request from a Borrower to Fleet in the form of Exhibit I annexed hereto.

LC Reserve - at any date, the aggregate of all LC Obligations outstanding on such date, other than LC Obligations that are fully secured by Cash Collateral.

LC Support - a guaranty or other support agreement from Fleet in favor of Bank pursuant to which Fleet shall guarantee or otherwise assure the payment or performance by the parties (other than Fleet, if a party) to an LC Application of such parties’ obligations with respect to such Letter of Credit, including the obligation of such parties to reimburse Bank for any payment made by Bank under such Letter of Credit.

Lender Indemnitee - a Lender in its capacity as a lender under the Agreement and its present and future officers, directors, employees, agents and attorneys.

Lenders - Fleet (whether in its capacity as a provider of Loans under Section 1 of the Agreement, as the provider of Settlement Loans under Section 3.1.3 of the Agreement, or as the procurer of Letters of Credit under Section 1.3 of the Agreement), GECF and any other Person who may from time to time become a “Lender” under the Agreement.

Letter of Credit - any standby letter of credit or documentary letter of credit issued by Bank for the account of a Borrower.

Letter-of-Credit Right - a right of a Borrower to payment or performance under a letter of credit (whether the letter of credit is written or electronic), whether or not a Borrower has demanded or is at the time entitled to demand payment or performance.

Leverage Ratio - with respect to any period of Borrowers, on a Consolidated basis, the ratio of Borrowers’ total Funded Debt and LC Obligations as of the last day of such period to EBITDA for such period.

LIBOR Lending Office - with respect to a Lender, the office designated as a LIBOR Lending Office for such Lender on the signature page hereof (or on any Assignment and Acceptance, in the case of an assignee) and such other office of such Lender or any of its Affiliates that is hereafter designated by written notice to Agent.

LIBOR Loan - a Loan, or portion thereof, during any period in which it bears interest at a rate based upon the applicable Adjusted LIBOR Rate.

LIBOR Rate - with respect to an Interest Period, the rate per annum reported to Agent by Bank as the rate at which deposits of U.S. Dollars approximately equal in principal amount to or comparable to the amount of the LIBOR Loan to which such Interest Period relates and for a term comparable to such Interest Period are offered to Bank by prime banks in the London interbank foreign currency deposits market at approximately 11:00 a.m., London time, 2 Business Days prior to the commencement of such Interest Period. Each determination by Agent of any LIBOR Rate shall, in the absence of any manifest error, be conclusive.

Lien - any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on common law, statute or contract. The term “Lien” shall also include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting Real Property. For the purpose of the Agreement, a Borrower shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes.

Loan - a Revolver Loan (and each Base Rate Loan and LIBOR Loan comprising such Loan).

Loan Account - the loan account established by each Lender on its books pursuant to Section 4.8 of the Agreement.

Loan Documents - the Agreement, the Other Agreements and the Security Documents.

Loan Year - a period commencing each calendar year on the same month and day as the date of the Agreement and ending on the same month and day in the immediately succeeding calendar year, with the first such period (i.e. the first Loan Year) to commence on the date of the Agreement.

Margin Stock - shall have the meaning ascribed to it in Regulation U and of the Board of Governors.

Material Adverse Effect - the effect of any event, condition, action, omission or circumstance, which, alone or when taken together with other events, conditions, actions, omissions or circumstances occurring or existing concurrently therewith, (i) has a material adverse effect upon the business, operations, Properties or condition (financial or otherwise) of Neff and its Subsidiaries, taken as a whole; (ii) has or could be reasonably expected to have any material adverse effect whatsoever upon the validity or enforceability of the Agreement or any of the other Loan Documents; (iii) has any material adverse effect upon the value of the whole or any material part of the Collateral, the Liens of Agent with respect to the Collateral or the priority of any such Liens; (iv) materially impairs the ability of any other Obligor to perform its obligations under this Agreement or any of the other Loan Documents, including repayment of any of the Obligations when due; or (v) materially impairs the ability of Agent or any Lender to enforce or collect the Obligations or realize upon any of the Collateral in accordance with the Loan Documents and Applicable Law.

Material Contract - an agreement to which an Obligor is a party (other than the Loan Documents) if (i) such agreement is deemed to be a material contract as provided in Regulation S-K promulgated by the SEC under the Securities Act of 1933 or (ii) the breach, termination, cancellation or nonperformance of or failure to renew such agreement could reasonably be expected to have a Material Adverse Effect.

Maximum Rate - the maximum non-usurious rate of interest permitted by Applicable Law that at any time, or from time to time, may be contracted for, taken, reserved, charged or received on the Debt in question or, to the extent that at any time Applicable Law may thereafter permit a higher maximum non-usurious rate of interest, then such higher rate. Notwithstanding any other provision hereof, the Maximum Rate shall be calculated on a daily basis (computed on the actual number of days elapsed over a year of 365 or 366 days, as the case may be).

Minimum Availability Reserve - a reserve in the amount $28,000,000; provided that upon the satisfaction of the Nortrax Resolution Conditions, the Minimum Availability Reserve shall be reduced to $20,000,000.

Money Borrowed - as applied to any Person, without duplication, (i) Debt for money borrowed on the Consolidated balance sheet of such Person prepared in accordance with GAAP; (ii) Debt arising from the lending of money by any other Person to such Person; (iii) Debt, whether or not in any such case arising from the lending of money by another Person to such Person, (A) which is represented by notes payable or drafts accepted that evidence extensions of credit, (B) which constitutes obligations evidenced by bonds, debentures, notes or similar instruments, or (C) upon which interest charges are customarily paid (other than accounts payable) or that was issued or assumed as full or partial payment for Property; (iv) Debt that constitutes a Capitalized Lease Obligation; (v) reimbursement obligations with respect to letters of credit or guaranties of letters of credit and (vi) Debt of such Person under any guaranty of obligations that would constitute Debt for Money Borrowed under clauses (ii) through (iv) hereof, if owed directly by such Person.

Moody's - Moody's Investors Services, Inc.

Mortgages - the mortgages, deeds of trust or deeds to secure debt to be executed by Neff on or before the Closing Date in favor of Agent and by which Borrowers shall grant and convey to Agent, for its benefit as Agent and for the Pro Rata benefit of Lenders, Liens upon the Real Estate, as security for the payment of the Obligations.

Multiemployer Plan - has the meaning set forth in Section 4001(a)(3) of ERISA.

Neff Asset Management - Neff Asset Management, Inc., a Delaware corporation.

Net Book Value - Cost minus accumulated depreciation that is calculated (i) in accordance with GAAP and (ii) consistently with Borrowers’ accounting practices in place on the Closing Date.

Net Capital Expenditure Carryover - shall have the meaning ascribed to it in Section 9.2.9 of the Agreement.

Net Capital Expenditures - for any period, the aggregate Capital Expenditures incurred for the acquisition of any Inventory (other than Parts Inventory) and Equipment during such period, less (i) the aggregate Net Proceeds from sales of any Inventory (other than Parts Inventory) and Equipment during such period and (ii) net proceeds from insurance claims with respect to such Inventory (other than Parts Inventory) and Equipment.

Net Proceeds - with respect to a disposition of any Collateral, proceeds (including cash receivable (when received) by way of deferred payment) received by a Borrower from the sale, lease, transfer or other disposition of any Property, including insurance proceeds and awards of compensation received with respect to the destruction or condemnation of all or part of such Property, net of: (i) the reasonable and customary costs of such sale, lease, transfer or other disposition (including legal fees and sales commissions); and (ii) amounts applied to repayment of Debt (other than the Obligations) secured by a Permitted Lien on the Collateral disposed of that is senior to Agent’s Liens with respect to such Collateral.

Net Worth - on any date of determination, Borrowers’ total shareholder’s equity (including capital stock, additional paid-in capital and retained earnings, after deducting treasury stock) which would appear as such on a balance sheet of Borrowers on a Consolidated basis and prepared in accordance with GAAP and which shall be adjusted after the Closing Date, in a manner satisfactory to Agent, to account for any reduction in Borrowers’ total shareholder’s equity resulting from the write-down or write-off of goodwill on the Consolidated balance sheet of Borrowers as a result of changes in GAAP.

New - when used with reference to any item of Rental Inventory, Rental Inventory which has not been sold, leased or otherwise disposed of since its original shipment to the respective Borrower and, upon its original shipment to such Borrower, such items had not been used for demonstration or rental in excess of an aggregate of 200 hours; provided, that once any item of Rental Inventory has been designated as New, such item of Rental Inventory shall remain designated New for the purpose of calculating the Borrowing Base.

Nortrax - Nortrax Equipment Co. - Southeast L.L.C.

Nortrax Arbitration - the arbitration proceedings between Neff and Nortrax regarding disputes arising from the sale of Neff Machinery, Inc. by Neff to Nortrax.

Nortrax Resolution Conditions - the following conditions, each of which must be satisfied before the Minimum Availability Reserve may be reduced from $28,000,000 to $20,000,000: (i) no Default or Event of Default shall exist, (ii) Neff and Nortrax shall have finally resolved all issues with respect to the Nortrax Arbitration on terms and conditions satisfactory to Agent in its sole discretion, (iii) any required payment from Neff to Nortrax, if any, with respect to such arbitration proceedings shall not exceed $8,000,000, and (iv) Borrowers shall have provided to Agent written evidence of such resolution in form and content reasonably satisfactory to Agent.

Nortrax Reserve Release Amount - for any period, an amount equal to the amount by which (i) $8,000,000 (the reduction in the Minimum Availability Reserve based on the resolution of the Nortrax Arbitration on terms satisfactory to Agent and Syndication Agent) exceeds (ii) the amount, if any, that Borrowers owe to Nortrax based on the final resolution of the Nortrax Arbitration.

Notes - each Revolver Note, the Settlement Note and any other promissory note executed by Borrowers at Agent’s request to evidence any of the Obligations.

Notice of Borrowing - as defined in Section 3.1.1(i) of the Agreement.

Notice of Conversion/Continuation - as defined in Section 2.1.2(ii) of the Agreement.

Obligations - in each case, whether now in existence or hereafter arising, (i) the principal of, and interest and premium, if any, on, the Loans; (ii) all LC Obligations and all other obligations of any Obligor to Agent, Fleet or an Affiliate of Fleet arising in connection with the issuance of any Letter of Credit; and (iii) all other Debts, covenants, duties and obligations (including Contingent Obligations) now or at any time or times hereafter owing by any Obligor to Agent or any Lender under or pursuant to the Agreement, any of the other Loan Documents or owing by any Obligor to Agent or any Lender (or any Affiliate of a Lender) with respect to the Banking Relationship Debt, whether evidenced by any note or other writing, whether arising from any extension of credit, opening of a letter of credit, acceptance, loan, guaranty, indemnification or otherwise and whether direct or indirect, absolute or contingent, due or to become due, primary or secondary, or joint or several, including all interest, charges, expenses, fees or other sums (including Extraordinary Expenses) chargeable to any or all Obligors hereunder or under any of the Loan Documents.

Obligor - Each Borrower and each Guarantor, and any other Person that is at any time liable for the payment of the whole or any part of the Obligations or that has granted in favor of Agent a Lien upon any of such Person’s assets to secure payment of any of the Obligations.

OLV Appraisal Presentment Date - the date on which an Orderly Liquidation Value Appraisal is conducted or performed.

Orderly Liquidation Value - with respect to any Rental Inventory means, as determined by an appraisal conducted by Max Rouse & Sons, Inc. or such other appraisal company of similar qualifications and standing acceptable to Agent, an expected dollar amount to be realized at an orderly negotiated sale of such Rental Inventory held within a reasonable period of time as of the date of such opinion.

Orderly Liquidation Value Appraisal - an appraisal, in form and substance satisfactory to Agent, conducted by Max Rouse & Sons, Inc. or such other appraisal company of similar qualifications and standing acceptable to Agent pursuant to which such appraisal company determines the expected dollar amount to be realized at an orderly negotiated sale of the Rental Inventory held within a reasonable period of time.

Ordinary Course of Business - with respect to any transaction involving any Person, the ordinary course of such Person’s business, as conducted by such Person in accordance with past practices and undertaken by such Person in good faith and not for the purpose of evading any covenant or restriction in any Loan Document.

Organization Documents - with respect to any Person, its charter, certificate or articles of incorporation, bylaws, articles of organization, operating agreement, members agreement, partnership agreement, voting trust, or similar agreement or instrument governing the formation or operation of such Person.

Original Term - as defined in Section 5.1 of the Agreement.

OSHA - the Occupational Safety and Hazard Act of 1970.

Other Agreements - the Notes, each LC Support, the Environmental Agreement, the Fee Letter, and any and all agreements, instruments and documents (other than the Agreement and the Security Documents), heretofore, now or hereafter executed by a Borrower or Borrowers, any Obligor or any other Person and delivered to Agent or any Lender in respect of the transactions contemplated by the Agreement.

Out-of-Formula Condition - as defined in Section 1.1.2 of the Agreement.

Out-of-Formula Loan - a Revolver Loan made or existing when an Out-of-Formula Condition exists or the amount of any Revolver Loan which, when funded, results in an Out-of-Formula Condition.

Participant - as defined in Section 13.2.1.

Participating Lender - as defined in Section 1.3.2(i).

Parts Inventory - Inventory owned by a Borrower which consists of parts for Rental Inventory and parts to be sold or leased by such Borrower in the Ordinary Course of Business of such Borrower, which parts are not incorporated or installed in or on, or affixed or appurtenant to, any such Inventory or to any other property and which parts are new, unused, in good condition and are resalable as new products without repackaging or reconditioning, including Inventory a Borrower currently describes as “inventory (including whole goods),” but excluding any Rental Inventory.

Parts Inventory Formula Amount - on any date of determination thereof, an amount equal to the lesser of (i) $5,000,000 or (ii) 60% (or such lesser percentage as Agent may in its reasonable discretion determine from time to time) of the Value of Eligible Parts Inventory on such date.

Parts Inventory Reserve - such reserves as may be established from time to time by Agent in its reasonable credit judgment to reflect changes in the saleability of any Eligible Parts Inventory in the Ordinary Course of Business or such other factors as may negatively impact the Value of any Eligible Parts Inventory. Without limiting the generality of the foregoing, such reserves may include reserves based on obsolescence, seasonality, theft or other shrinkage, imbalance, change in composition or mix, or markdowns.

Payment Account - an account maintained by Agent to which all monies from time to time deposited to a Dominion Account shall be transferred and all other payments shall be sent in immediately available federal funds.

Payment Intangibles - shall have the meaning given to “payment intangible” in the UCC.

Payment Items - all checks, drafts, or other items of payment payable to a Borrower, including proceeds of any of the Collateral, including all monies received in the Payment Account.

Pending Revolver Loans - at any date, the aggregate principal amount of all Revolver Loans which have been requested in any Notice of Borrowing received by Agent but which have not theretofore been advanced by Agent or Lenders.

Permitted Change of Control - a sale by the Holders (as defined in the definition of Change of Control) of all of their Equity Interests in Borrowers made simultaneously with the repayment if full of all of the Obligations and termination of the Commitments.

Permitted Contingent Obligations - Contingent Obligations arising from endorsements of Payment Items for collection or deposit in the Ordinary Course of Business; Contingent Obligations arising from guaranties of the Debt (to the extent permitted under Section 9.2.3) of one Borrower for the benefit of its Subsidiaries or another Borrower; Contingent Obligations of a Borrower and its Subsidiaries existing as of the Closing Date, including extensions and renewals thereof that do not increase the amount of such Contingent Obligations as of the date of such extension or renewal; Contingent Obligations incurred in the Ordinary Course of Business with respect to surety bonds, appeal bonds, performance bonds and other similar obligations; Contingent Obligations arising under indemnity agreements to title insurers to cause such title insurers to issue to Agent title insurance policies; Contingent Obligations with respect to customary indemnification obligations in favor of purchasers in connection with dispositions of Equipment permitted under Section 7.4.2 of the Agreement; Contingent Obligations consisting of reimbursement obligations from time to time owing by a Borrower to Bank with respect to Letters of Credit (but in no event to include reimbursement obligations at any time owing by a Borrower to any other Person that may issue letters of credit for the account of a Borrower); and other Contingent Obligations not to exceed $3,000,000 in the aggregate at any time.

Permitted Lien - a Lien of a kind specified in Section 9.2.5 of the Agreement.

Person - an individual, partnership, corporation, limited liability company, limited liability partnership, joint stock company, land trust, business trust, or unincorporated organization, or a Governmental Authority.

Plan - an employee benefit plan now or hereafter maintained for employees of a Borrower that is covered by Title IV of ERISA.

Prime Rate - the rate of interest announced or quoted by Bank from time to time as its prime rate. The prime rate announced by Bank is a reference rate and does not necessarily represent the lowest or best rate charged by Bank. Bank may make loans or other extensions of credit at, above or below its announced prime rate. If the prime rate is discontinued by Bank as a standard, a comparable reference rate designated by Bank as a substitute therefor shall be the Prime Rate.

Pro Rata - a share of or in all Loans, participations in LC Obligations, liabilities, payments, proceeds, collections, Collateral and Extraordinary Expenses, which share for any Lender on any date shall be a percentage (expressed as a decimal, rounded to the ninth decimal place) arrived at by dividing the amount of the Commitment of such Lender on such date by the aggregate amount of the Commitments of all Lenders on such date.

Projections - Borrowers’ forecasted (a) Consolidated and consolidating balance sheets, profit and loss statements, cash flow statements, and capitalization statements, all prepared on a consistent basis with Borrowers’ historical financial statements, together with (b) appropriate supporting details and a statement of underlying assumptions, and a projection of the Borrowing Base and Availability.

Properly Contested - in the case of any Debt of an Obligor (including any Taxes) that is not paid as and when due or payable by reason of such Obligor’s bona fide dispute concerning its liability to pay same or concerning the amount thereof, (i) such Debt is being properly contested in good faith by appropriate proceedings promptly instituted and diligently conducted; (ii) such Obligor has established appropriate reserves as shall be required in conformity with GAAP; (iii) the non-payment of such Debt will not have a Material Adverse Effect; (iv) no Lien is imposed upon any of such Obligor’s assets with respect to such Debt unless such Lien is at all times junior and subordinate in priority to the Liens in favor of Agent (except only with respect to property taxes that have priority as a matter of applicable state law) and enforcement of such Lien is stayed during the period prior to the final resolution or disposition of such dispute; (v) if the Debt results from, or is determined by the entry, rendition or issuance against an Obligor or any of its assets of a judgment, writ, order or decree, enforcement of such judgment, writ, order or decree is stayed pending a timely appeal or other judicial review; and (vi) if such contest is abandoned, settled or determined adversely (in whole or in part) to such Obligor, such Obligor forthwith pays such Debt and all penalties, interest and other amounts due in connection therewith.

Property - any interest in any kind of property or asset, whether real, personal or mixed and whether tangible or intangible.

Purchase Money Debt - means Debt (other than the Obligations) that is incurred by a Borrower to a Vendor for the payment of all or any part of the purchase price of any Inventory and that is secured by a Lien upon the Inventory so purchased.

Real Estate - all right, title and interest of Neff (whether as owner, lessor or lessee) at any time or times held by Borrower in the real Property and any buildings, structures, parking areas or other improvements thereon, located in (i) Nueces County, Texas and (ii) Galveston County, Texas.

Refinancing Conditions - the following conditions, each of which must be satisfied before Refinancing Debt shall be permitted under Section 9.2.3 of the Agreement: (i) the Refinancing Debt is in an aggregate principal amount that does not exceed the aggregate principal amount of the Debt being extended, renewed or refinanced, (ii) the Refinancing Debt has a later or equal final maturity and a longer or equal weighted average life than the Debt being extended, renewed or refinanced, (iii) the Refinancing Debt does not bear a rate of interest that exceeds a market rate (as determined in good faith by a Senior Officer) as of the date of such extension, renewal or refinancing, (iv) if the Debt being extended, renewed or refinanced is subordinate to the Obligations, the Refinancing Debt is subordinated to the same extent, (v) the covenants contained in any instrument or agreement relating to the Refinancing Debt are no less favorable to Borrowers than those relating to the Debt being extended, renewed or refinanced, and (vi) at the time of and after giving effect to such extension, renewal or refinancing, no Default or Event of Default shall exist.

Refinancing Debt - Debt for Money Borrowed (excluding any Purchase Money Debt) that is permitted by Section 9.2.3 and that is the subject or the result of an extension, renewal or refinancing.

Regulation D - Regulation D of the Board of Governors.

Register - the register maintained by Agent in accordance with Section 4.8.2 of the Agreement.

Reimbursement Date - as defined in Section 1.3.1(iii) of the Agreement.

Rental Inventory - Inventory which is of a type offered for sale or lease by a Borrower in the Ordinary Course of Business as conducted by such Borrower on the Closing Date, including Inventory Borrowers’ currently describe as “rental equipment, net”, but excluding any Parts Inventory.

Rental Inventory Formula Amount - on any date of determination thereof, an amount equal to the lesser of (i) 100% (or such lesser percentage as Agent may in its reasonable discretion determine from time to time) of the Net Book Value of Eligible Rental Inventory or (ii) the Rental Inventory OLV Amount.

Rental Inventory OLV Adjusted Amount - on any date of determination, (i) the Net Book Value of Borrowers’ Eligible Rental Inventory, multiplied by (ii) the Rental Inventory OLV Adjustment Percentage.

Rental Inventory OLV Adjustment Percentage - on any date of determination, a percentage equal to (i) the Orderly Liquidation Value of Rental Inventory as of the most recent OLV Appraisal Presentment Date, divided by (ii) the Net Book Value of Rental Inventory as of the most recent OLV Appraisal Presentment Date.

Rental Inventory OLV Amount - an amount equal to (i) on any OLV Appraisal Presentment Date, 80% (or such lesser percentage as Agent may in its reasonable discretion determine from time to time) of the Orderly Liquidation Value of Eligible Rental Inventory or (ii) on any date following the most recent OLV Appraisal Presentment Date, the lesser of (A)80% of the Orderly Liquidation Value of Eligible Rental Inventory as of the most recent OLV Appraisal Presentment Date or (B) 80% (or such lesser percentage as Agent may in its reasonable discretion determine from time to time) of the Rental Inventory OLV Adjusted Amount.

Rentals - as of the date of determination, all payments which the lessee is required to make by the terms of any lease.

Reportable Event - any of the events set forth in Section 4043(b) of ERISA.

Required Lenders - at any date of determination thereof, Lenders having Commitments representing more than 50% of the aggregate Commitments at such time; provided, however, that if any Lender shall be in breach of any of its obligations hereunder to Borrowers or Agent, including any breach resulting from its failure to honor its Commitment in accordance with the terms of this Agreement, then, for so long as such breach continues, the term “Required Lenders” shall mean Lenders (excluding each Lender that is in breach of its obligations under the Agreement) having Commitments representing more than 50% of the aggregate Commitments at such time held by non-breaching Lenders; provided further, however, that if the Commitments have been terminated, the term “Required Lenders” shall mean Lenders (excluding each Lender that is in breach of its obligations hereunder) holding Loans (including Settlement Loans) representing more than 50% of the aggregate principal amount of Loans (including Settlement Loans) outstanding at such time.

Restricted Investment - any acquisition of Property by a Borrower or any of its Subsidiaries in exchange for cash or other Property, whether in the form of an acquisition of Equity Interests or Debt, or the purchase or acquisition by a Borrower or any Subsidiary of any other Property, or a loan, advance, capital contribution or subscription, except acquisitions of the following: (i) fixed assets to be used in the Ordinary Course of Business of a Borrower or any Subsidiary so long as the acquisition costs thereof constitute Capital Expenditures permitted hereunder; (ii) goods held for sale or lease or to be used in the manufacture of goods or the provision of services by a Borrower or any Subsidiary in the Ordinary Course of Business; (iii) Current Assets arising from the sale or lease of goods or the rendition of services in the Ordinary Course of Business of a Borrower or any Subsidiary; (iv) investments in Subsidiaries to the extent existing on the Closing Date; and (v) Cash Equivalents to the extent they are not subject to rights of offset in favor of any Person other than Agent or a Lender; and (vi) loans and other advances of money to the extent not prohibited by Section 9.2.2.

Restrictive Agreement - an agreement (other than any of the Loan Documents) that, if and for so long as an Obligor or any Subsidiary of such Obligor is a party thereto, would prohibit, condition or restrict such Obligor’s or Subsidiary’s right to incur or repay Debt for Money Borrowed (including any of the Obligations); grant Liens upon any of such Obligor’s or Subsidiary’s assets (except in connection with the acquisition of such asset and including Liens granted in favor of Agent pursuant to the Loan Documents); declare or make Distributions; amend, modify, extend or renew any agreement evidencing Debt for Money Borrowed (including any of the Loan Documents); or repay any Debt owed to another Obligor.

Revolver Commitment - at any date for any Lender, the obligation of such Lender to make Revolver Loans and to purchase participations in LC Obligations pursuant to the terms and conditions of the Agreement, which shall not exceed the principal amount set forth opposite such Lender’s name under the heading “Revolver Commitment” on the signature pages of the Agreement or the signature page of the Assignment and Acceptance by which it became a Lender, as modified from time to time pursuant to the terms of the Agreement or to give effect to any applicable Assignment and Acceptance; and “Revolver Commitments” means the aggregate principal amount of the Revolver Commitments of all Lenders, the maximum amount of which shall be $200,000,000.

Revolver Loan - a loan made by Lenders as provided in Section 1.1 of the Agreement (including any Out-of-Formula Loan) or a Settlement Loan funded solely by Fleet.

Revolver Loan Balance - on any day, the amount of the unpaid balance of Revolver Loans and LC Obligations at the end of each day.

Revolver Note - shall have the meaning ascribed to it in Section 1.1.4.

S&P - Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc.

Schedule of Accounts - as defined in Section 7.2.1 of the Agreement.

SEC - Securities and Exchange Commission.

Secured Parties - Agent, each Lender and each Affiliate of a Lender.

Security - shall have the same meaning as in Section 2(1) of the Securities Act of 1933.

Security Documents - each Guaranty, the Trademark Security Agreement, the Deposit Account Assignment, the Business Interruption Insurance Assignment and all other instruments and agreements now or at any time hereafter securing the whole or any part of the Obligations.

Senior Officer - the chairman of the board of directors, the president or the chief financial officer of, or in-house legal counsel to, a Borrower.

Senior Subordinated Debt - all indebtedness owing by Neff under the Senior Subordinated Debt Documents.

Senior Subordinated Debt Documents - the Senior Subordinated Indenture, the Senior Subordinated Notes and any and all agreements, instruments and documents, heretofore, now or hereafter executed by a Borrower or Borrowers or any other Obligor in respect of or relating to the transactions contemplated by the Senior Subordinated Indenture and Senior Subordinated Notes.

Senior Subordinated Indenture - that certain Indenture dated as of May 28, 1998, by and among, Neff, as issuer, the guarantors noted therein and State Street Bank and Trust, as Trustee, and that certain Indenture dated as of December 9, 1998, by and among, Neff, as issuer, the guarantors noted therein and State Street Bank and Trust, as Trustee.

Senior Subordinated Noteholders - collectively, at any time, the “Holders” or “Noteholders” as defined in the Senior Subordinated Indenture and any other holders of the Senior Subordinated Notes.

Senior Subordinated Note Repurchase Conditions - each of the following conditions, the satisfaction of each of which is a condition to any repurchase of any of the Senior Subordinated Notes by Borrowers: (i) Borrowers shall have provided Agent with not less than 2 Business Day’s prior written notice of its intent to place an order to repurchase any of the Senior Subordinated Notes, which notice shall provide the aggregate amount of such order and the purchase price limit (expressed as a percentage of the face value of such notes) for such order; (ii) no Default or Event of Default shall exist at the time of or after giving effect to any such order; (iii) the purchase price limit is acceptable to Agent and Syndication Agent and the repurchase is conducted pursuant to an open market transaction; (iv) upon consummation of the repurchase the Senior Subordinated Notes repurchased are cancelled by Borrowers and no longer constitute outstanding Debt of Borrowers under the Senior Subordinated Indenture or otherwise; (v) after giving effect to such repurchase, Availability shall not be less than $15,000,000; (vi) the amount of Borrowings under the Agreement to consummate such repurchase, together with the amount of Borrowings under the Agreement to consummate any previous repurchases by Borrowers since the Closing Date does not exceed (A) an amount equal to $25,000,000 in the initial twelve month period following the Closing Date, provided that such amount shall be increased by (x) an incremental $5,000,000 to an aggregate total of $30,000,000 plus (y) any Nortrax Reserve Release Amount (collectively, the “Additional Repurchase Amount”) in the initial twelve-month period following the Closing Date, if after giving effect to the repurchase of such Additional Repurchase Amount or any part thereof, Availability is not less than $20,000,000, (B) an amount equal to $25,000,000 at any time after the initial twelve-month period following the Closing Date, and (C) $50,000,000 in the aggregate at any time; and (vii) on or prior to the date of any settlement of any repurchase order (or any portion thereof), but prior to the settlement thereof, Borrowers shall provide Agent with written confirmation of the purchase price, the proposed settlement date, Availability after giving effect to such settlement and the total balance of repurchases permitted under clause (vi) above after giving effect to such settlement.

Senior Subordinated Notes - collectively, the following notes issued pursuant to the Senior Subordinated Indenture: (i) the 10 1/4% Senior Subordinated Notes due 2008 issued by Neff on May 28, 1998, and (ii) any other series of 10 1/4% Senior Subordinated Notes due 2008 issued by Neff under the Senior Subordinated Indenture after May 28, 1998.

Settlement Date - as defined in Section 3.1.3(i) of the Agreement.

Settlement Loan - as defined in Section 3.1.3(ii) of the Agreement.

Settlement Note - the Settlement Note to be executed by Borrowers to the order of Fleet on or before the Closing Date in the form of Exhibit B-1, to evidence the outstanding Settlement Loans owing to Fleet from time to time pursuant to Section 3.1.3 of the Agreement.

Settlement Report - a report delivered by Agent to Lenders summarizing the amount of the outstanding Revolver Loans as of the Settlement Date and the calculation of the Borrowing Base as of such Settlement Date.

Software - shall have the meaning given to "software" in the UCC.

Solvent - as to any Person, such Person (i) owns Property whose fair saleable value is greater than the amount required to pay all of such Person’s Debts (including contingent Debts), (ii) is able to pay all of its Debts as such Debts mature, (iii) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage, and (iv) is not “insolvent” within the meaning of Section 101(32) of the Bankruptcy Code.

Statutory Reserves - on any date, the percentage (expressed as a decimal) established by the Board of Governors which is the then stated maximum rate for all reserves (including any emergency, supplemental or other marginal reserve requirements) applicable to any member bank of the Federal Reserve System in respect to Eurocurrency Liabilities (or any successor category of liabilities under Regulation D). Such reserve percentage shall include those imposed pursuant to said Regulation D. The Statutory Reserve shall be adjusted automatically on and as of the effective date of any change in such percentage.

Subordinated Debt - Debt of a Borrower that is fully and absolutely subordinated in right of payment to the Obligations in a manner satisfactory to Agent.

Subsidiary - any Person in which more than 25% of its outstanding Voting Securities or more than 25% of all Equity Interests is owned directly or indirectly by a Borrower, by one or more other Subsidiaries of a Borrower or by a Borrower and one or more other Subsidiaries.

Subsidiary Guarantor - each Subsidiary of Borrower that now or hereafter becomes a Guarantor.

Super Majority Lenders - at any date of determination thereof, Lenders having Commitments representing more than 66 2/3% of the aggregate Commitments at such time; provided, however, that if any Lender shall be in breach of any of its obligations hereunder to Borrowers or Agent, including any breach resulting from its failure to honor its Commitment in accordance with the terms of this Agreement, then, for so long as such breach continues, the term “Super Majority Lenders” shall mean Lenders (excluding each Lender that is in breach of its obligations under the Agreement) having Commitments representing more than 66 2/3% of the aggregate Commitments at such time held by non-breaching Lenders; provided further, however, that if the Commitments have been terminated, the term “Super Majority Lenders” shall mean Lenders (excluding each Lender that is in breach of its obligations hereunder) holding Loans (including Settlement Loans) representing more than 66-2/3% of the aggregate principal amount of Loans (including Settlement Loans) outstanding at such time.

Supporting Obligations - shall have the meaning given to “supporting obligations” in the UCC.

Tangible Chattel Paper - shall have the meaning given to “tangible chattel paper” in the UCC.

Taxes - any present or future taxes, levies, imposts, duties, fees, assessments, deductions, withholdings or other charges of whatever nature, including income, receipts, excise, property, sales, use, transfer, license, payroll, withholding, social security and franchise taxes now or hereafter imposed or levied by the United States or any other Governmental Authority and all interest, penalties, additions to tax and similar liabilities with respect thereto, but excluding, in the case of each Lender, taxes imposed on or measured by the net income or overall gross receipts of such Lender.

Trade-In Transaction - a transaction in which a Borrower trades in Inventory or Equipment to a dealer or an original equipment manufacturer in consideration for cash, credit or similar Inventory or Equipment or a combination thereof.

Trademark Security Agreement - the Trademark Security Agreement to be executed by a Borrower in favor of Agent on or before the Closing Date and by which a Borrower shall assign to Agent, for its benefit as Agent and for the Pro Rata benefit of Lenders, as security for the Obligations, all of such Borrower’s right, title and interest in and to all of its trademarks.

Transferee - as defined in Section 13.3.3 of the Agreement.

Type - any type of a Loan determined with respect to the interest option applicable thereto, which shall be either a LIBOR Loan or a Base Rate Loan.

UCC - the Uniform Commercial Code (or any successor statute) as adopted and in force in the State of New York or, when the laws of any other state govern the method or manner of the perfection or enforcement of any security interest in any of the Collateral, the Uniform Commercial Code (or any successor statute) of such state.

Unpaid Vendor Goods - any Goods purchased by a Borrower from a Vendor for which such Borrower has not paid in full the purchase price (including any fees, taxes, costs or expenses related thereto). For purposes hereof, to the extent a Borrower purchases more than one item of Goods in any single purchase transaction, the “purchase price” for each item of Goods shall not be deemed to have been paid until the aggregate purchase price (including any fees, taxes, costs or expenses related thereto) for all Goods purchased in such transaction has been paid.

Unpaid Vendor Reserve - on any date of determination, a reserve in an amount equal to the aggregate original purchase price for all Unpaid Vendor Goods purchased from each Vendor to whom any Borrower owes Purchase Money Debt on such date, whether or not any portion of such purchase price has been paid.

Upstream Payment - a payment or distribution of cash or other Property by a Subsidiary to a Borrower, whether in repayment of Debt owed by such Subsidiary to Borrower, to pay dividends on account of a Borrower’s ownership of Equity Interests or otherwise.

Used - when used with reference to any item of Rental Inventory, any Rental Inventory that does not constitute New Rental Inventory and any Rental Inventory which has been taken in trade by any Borrower for any New Rental Inventory sold by such Borrower and which prior to such trade-in, has been sold, leased or otherwise disposed of since its original shipment from the manufacturer to either Borrower or any other Person; provided, that once any item of Rental Inventory has been designated as Used, such item of Rental Inventory shall remain designated as Used for the purpose of calculating the Borrowing Base.

Value - with reference to the value of Inventory or Equipment, value determined on the basis of the lower of cost or market of such Inventory or Equipment in accordance with GAAP, with the cost thereof calculated on a first-in, first-out basis determined in accordance with GAAP.

Vendor - any Person (other than a Vendor Lessor) who sells to a Borrower Goods to a Borrower that constitute Inventory while owned by such Borrower.

Vendor Intercreditor Agreement - an intercreditor agreement in the form of Exhibit J attached hereto (with such modifications as Agent may approve in its reasonable discretion).

Vendor Lease - a lease pursuant to which a Borrower leases Goods from a Vendor Lessor, whether or not such lease constitutes an operating or a capital lease under GAAP and whether or not such lease constitutes a true lease or a secured transaction under the UCC or other Applicable Law.

Vendor Lease Debt - a Debt owed by a Borrower to a Vendor Lessor.

Vendor Lease Reserve - on any date of determination, a reserve equal to the amount last reported by Borrowers pursuant to the Agreement as the estimated aggregate amount of one month’s rental income owing by Account Debtors to Borrowers under leases by Borrowers of Inventory which is subject to any Vendor Lease and for which (i) a Vendor has filed a UCC financing statement with respect to such Vendor Lease or the Inventory subject to such Vendor Lease or (ii) Agent has received written notice of a Vendor’s claim or interest in the Inventory subject to such Vendor Lease.

Vendor Lessor - a Person who leases Goods to a Borrower pursuant to a Vendor Lease.

Voting Power - with respect to any Person, the power ordinarily (without the occurrence of a contingency) to elect the members of the Board of Directors (or persons performing similar functions) of such Person.

Voting Securities - Equity Interests of any class or classes of a corporation or other entity the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors or Persons performing similar functions.

Accounting Terms. Unless otherwise specified herein, all terms of an accounting character used in the Agreement shall be interpreted, all accounting determinations under the Agreement shall be made, and all financial statements required to be delivered under the Agreement shall be prepared in accordance with GAAP, applied on a basis consistent with the most recent audited Consolidated financial statements of Borrowers and their Subsidiaries heretofore delivered to Agent and Lenders and using the same method for inventory valuation as used in such audited financial statements, except for any change required by GAAP.

Other Terms. All other terms contained in the Agreement shall have, when the context so indicates, the meanings provided for by the UCC to the extent the same are used or defined therein.

Certain Matters of Construction. The terms “herein,” “hereof” and “hereunder” and other words of similar import refer to the Agreement as a whole and not to any particular section, paragraph or subdivision. Any pronoun used shall be deemed to cover all genders. In the computation of periods of time from a specified date to a later specified date, the word “from” means “from and including” and the words “to” and “until” each means “to but excluding.” The section titles, table of contents and list of exhibits appear as a matter of convenience only and shall not affect the interpretation of the Agreement. All references to statutes and related regulations shall include any amendments of same and any successor statutes and regulations; to any of the Loan Documents shall include any and all modifications thereto and any and all restatements, extensions or renewals thereof; to any Person shall mean and include the successors and permitted assigns of such Person; to “including” and “include” shall be understood to mean “including, without limitation” (and, for purposes of the Agreement and each other Loan Document, the parties agree that the rule of ejusdem generis shall not be applicable to limit a general statement, which is followed by or referable to an enumeration of specific matters to matters similar to the matters specifically mentioned); or to the time of day shall mean the time of day on the day in question in New York, New York, unless otherwise expressly provided in the Agreement. A Default or an Event of Default shall be deemed to exist at all times during the period commencing on the date that such Default or Event of Default occurs to the date on which such Default or Event of Default is waived in writing by Agent pursuant to the Agreement or, in the case of a Default, is cured within any period of cure expressly provided in this Agreement; and an Event of Default shall “continue” or be “continuing” until such Event of Default has been waived in writing by Agent. All calculations of Value shall be in Dollars, all Loans shall be funded in Dollars and all Obligations shall be repaid in Dollars. Whenever the phrase “to the best of Borrower’s knowledge” or words of similar import relating to the knowledge or the awareness of a Borrower are used in the Agreement or other Loan Documents, such phrase shall mean and refer to (i) the actual knowledge of a Senior Officer of such Borrower or (ii) the knowledge that a Senior Officer would have obtained if they had engaged in good faith and diligent performance of his duties. Whenever in the Agreement and the other Loan Documents reference is made to attorneys’ fees and expenses that are incurred by Agent or a Lender and that are to be reimbursed to Agent or a Lender by Borrowers, such reference shall be understood to mean the reasonable attorneys’ fees and expenses which are incurred by Agent or such Lender for services actually rendered by attorneys selected by Agent or such Lender on Agent’s or such Lender’s behalf.

[Remainder of the page intentionally left blank; signatures commence on the following page]

IN WITNESS WHEREOF, this Appendix has been duly executed on December 19, 2001.

BORROWERS:

ATTEST:                                                      NEFF CORP.

_________________________                    By:______________________________
Mark H. Irion, Secretary                                Peter Gladis, President

[CORPORATE SEAL]

ATTEST:                                                        NEFF RENTAL, INC.

_________________________                     By:______________________________
Mark H. Irion, Secretary                               Peter Gladis, President

[CORPORATE SEAL]

LENDERS:

FLEET CAPITAL CORPORATION

By:______________________________

Title:________________________

GE CAPITAL FUNDING, INC.

By:_______________________________

Title:_______________________

FIRST UNION NATIONAL BANK

By:_______________________________

Title:_______________________

[Signatures continued on the following page]

THE CIT GROUP/BUSINESS CREDIT, INC.

By:_______________________________

Title:_______________________

BANK OF AMERICA, N.A.

By:_______________________________

Title:_______________________

TRANSAMERICA BUSINESS CAPITAL CORPORATION

By:_______________________________

Title:_______________________

UNION BANK OF CALIFORNIA, N.A.

By:_______________________________

Title:_______________________

NATIONAL BANK OF CANADA

By:_______________________________

Title:_______________________

PNC BANK, NATIONAL ASSOCIATION

By:_______________________________

Title:_______________________

[Signatures continued on the following page]

AGENT:

FLEET CAPITAL CORPORATION,
as Agent

By:_________________________________

Title:_____________________________

SYNDICATION AGENT

GECC CAPITAL MARKETS GROUP, INC.,
as Syndication Agent

By:_________________________________

Title:_____________________________

CO-LEAD ARRANGERS

GECC CAPITAL MARKETS GROUP, INC.,
as a Co-Lead Arranger

By:_________________________________

Title:____________________________

FLEET SECURITIES, INC.,
as a Co-Lead Arranger

By:_________________________________

Title:____________________________

EXHIBIT A

FORM OF REVOLVER NOTE

U.S. $__________.__                                                                                                                      December ___, 2001

     FOR VALUE RECEIVED, each of the undersigned, NEFF CORP., a Delaware corporation, NEFF RENTAL, INC., a Florida corporation (hereinafter referred to collectively as “Borrowers,” and individually as a “Borrower”), hereby jointly and severally unconditionally promises to pay to the order of _________________(herein, together with any subsequent holder hereof, called the “Holder”) the principal sum of $_______________ or such lesser sum as may constitute Holder’s Pro Rata share of the outstanding principal amount of all Revolver Loans pursuant to the terms of the Loan Agreement (as defined below) on the date on which such outstanding principal amounts become due and payable pursuant to Section 4.2 of the Loan Agreement, in strict accordance with the terms thereof. Each Borrower likewise jointly and severally unconditionally promises to pay to Holder interest from and after the date hereof on Holder’s Pro Rata share of the outstanding principal amount of Revolver Loans at such interest rates, payable at such times, and computed in such manner as are specified in Section 2.1 of the Loan Agreement, in strict accordance with the terms thereof.

     This Revolver Note (“Note”) is issued pursuant to, and is one of the “Revolver Notes” referred to in, the Loan and Security Agreement dated of even date herewith (as the same may be amended from time to time, the “Loan Agreement”), between Borrowers, Fleet Capital Corporation, as collateral and administrative agent (in such capacity, the “Agent”) for itself and the financial institutions from time to time parties thereto as lenders (“Lenders”), such Lenders and the other parties named therein, and Holder is and shall be entitled to all benefits thereof and of all Loan Documents executed and delivered in connection therewith. All capitalized terms used herein, unless otherwise defined herein, shall have the meanings ascribed to such terms in the Loan Agreement.

     The repayment of the principal balance of this Note is subject to the provisions of Section 4.2 of the Loan Agreement. The entire unpaid principal balance and all accrued interest on this Note shall be due and payable immediately upon the termination of the Commitments as set forth in Section 5.2 of the Loan Agreement.

     All payments of principal and interest shall be made in Dollars in immediately available funds as specified in the Loan Agreement.

     Upon or after the occurrence of an Event of Default and for so long as such Event of Default exists, the principal balance and all accrued interest of this Note may be declared due and payable in the manner and with the effect provided in the Loan Agreement, and the unpaid principal balance hereof shall bear interest at the Default Rate as and when provided in Section 2.1.5 of the Loan Agreement. Each Borrower agrees to pay, and save Holder harmless against any liability for the payment of, all costs and expenses, including, but not limited to, reasonable attorneys’ fees, if this Note is collected by or through an attorney-at-law.

     All principal amounts of Revolver Loans made by Holder to Borrowers pursuant to the Loan Agreement, and all accrued and unpaid interest thereon, shall be deemed outstanding under this Note and shall continue to be owing by Borrowers until paid in accordance with the terms of this Note and the Loan Agreement.

     In no contingency or event whatsoever, whether by reason of advancement of the proceeds hereof or otherwise, shall the amount paid or agreed to be paid to Holder for the use, forbearance or detention of money advanced hereunder exceed the highest lawful rate permissible under any law which a court of competent jurisdiction may deem applicable hereto; and, in the event of any such payment inadvertently paid by Borrowers or inadvertently received by Holder, such excess sum shall be, at Borrowers’ option, returned to Borrowers forthwith or credited as a payment of principal, but shall not be applied to the payment of interest. It is the intent hereof that Borrowers not pay or contract to pay, and that Holder not receive or contract to receive, directly or indirectly in any manner whatsoever, interest in excess of that which may be paid by Borrowers under Applicable Law.

     Time is of the essence of this Note. To the fullest extent permitted by Applicable Law, each Borrower, for itself and its legal representatives, successors and assigns, expressly waives presentment, demand, protest, notice of dishonor, notice of non-payment, notice of maturity, notice of protest, presentment for the purpose of accelerating maturity, diligence in collection, and the benefit of any exemption or insolvency laws.

     Wherever possible each provision of this Note shall be interpreted in such a manner as to be effective and valid under Applicable Law, but if any provision of this Note shall be prohibited or invalid under Applicable Law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or remaining provisions of this Note. No delay or failure on the part of Holder in the exercise of any right or remedy hereunder shall operate as a waiver thereof, nor as an acquiescence in any default, nor shall any single or partial exercise by Holder of any right or remedy preclude any other right or remedy. Agent, at its option, may enforce its rights against any Collateral securing this Note without Agent or Holder enforcing its rights against either Borrower, any Guarantor of the indebtedness evidenced hereby or any other property or indebtedness due or to become due to a Borrower. Each Borrower agrees that, without releasing or impairing such Borrower’s liability hereunder, Holder or Agent may at any time release, surrender, substitute or exchange any Collateral securing this Note and may at any time release any party primarily or secondarily liable for the indebtedness evidenced by this Note.

     The rights of Holder and obligations of Borrowers hereunder shall be construed in accordance with and governed by the laws (without giving effect to the conflict of law principles thereof) of the State of New York. This Note is intended to take effect as an instrument under seal under New York law.

     IN WITNESS WHEREOF, each Borrower has caused this Note to be executed under seal and delivered by its duly authorized officers on the date first above written.

BORROWERS:

ATTEST:                                                       NEFF CORP.

_________________________                    By:______________________________
Secretary                                                            Title:________________________

[CORPORATE SEAL]

ATTEST:                                                       NEFF RENTAL, INC.

_________________________                    By:______________________________
Secretary                                                            Title:__________________________

[CORPORATE SEAL]

EXHIBIT B

FORM OF SETTLEMENT NOTE

U.S. $10,000,000                                                                                                                         December ___, 2001

     FOR VALUE RECEIVED, each of the undersigned, NEFF CORP., a Delaware corporation, NEFF RENTAL, INC., a Florida corporation (hereinafter referred to collectively as “Borrowers,” and individually as a “Borrower”), hereby jointly and severally promises to pay to the order of FLEET CAPITAL CORPORATION (herein, together with any subsequent holder hereof, called “Fleet”) the principal sum of $10,000,000 or such lesser sum as may constitute the outstanding principal amount of all Settlement Loans pursuant to the terms of the Loan Agreement (as defined below) on the date on which such outstanding principal amounts become due and payable pursuant to the Loan Agreement, in strict accordance with the terms thereof. Each Borrower likewise unconditionally promises to pay to Fleet interest from and after the date hereof on the outstanding principal amount of Settlement Loans at such interest rates, payable at such times, and computed in such manner as are specified in Section 2.1 of the Loan Agreement, in strict accordance with the terms thereof.

     This Settlement Note (“Note”) is issued pursuant to, and is the “Settlement Note” referred to in, the Loan and Security Agreement dated of even date herewith (as the same may be amended from time to time, the “Loan Agreement”), among Borrowers, Fleet Capital Corporation, as collateral and administrative agent (in such capacity, the “Agent”) for itself and the financial institutions from time to time parties thereto as Lenders (the “Lenders”), such Lenders and the other parties named therein, and Fleet is and shall be entitled to all benefits thereof and of all Loan Documents executed and delivered in connection therewith. All capitalized terms used herein, unless otherwise defined herein, shall have the meanings ascribed to such terms in the Loan Agreement.

     The repayment of the principal balance of this Note shall be made in the manner and to the extent stated in Section 4.2 of the Loan Agreement. The entire unpaid principal balance and all accrued interest on this Note shall be due and payable immediately upon the Commitment Termination Date.

     All payments of principal and interest shall be made in Dollars in immediately available funds as specified in the Loan Agreement.

     Upon or after the occurrence of an Event of Default and for so long as such Event of Default exists, the principal balance and all accrued interest of this Note may be declared due and payable in the manner and with the effect provided in the Loan Agreement, and the unpaid principal balance hereof shall bear interest at the Default Rate as and when provided in Section 2.1.5 of the Loan Agreement. Each Borrower agrees to pay, and save Fleet harmless against any liability for the payment of, all costs and expenses, including, but not limited to, reasonable attorneys’ fees, if this Note is collected by or through an attorney-at-law.

     All principal amounts of Settlement Loans made by Fleet to Borrowers pursuant to the Loan Agreement, and all accrued and unpaid interest thereon, shall be deemed outstanding under this Note and shall continue to be owing by Borrowers until paid in accordance with the terms of this Note and the Loan Agreement.

     In no contingency or event whatsoever, whether by reason of advancement of the proceeds hereof or otherwise, shall the amount paid or agreed to be paid to Fleet for the use, forbearance or detention of money advanced hereunder exceed the highest lawful rate permissible under any law which a court of competent jurisdiction may deem applicable hereto; and, in the event of any such payment inadvertently paid by Borrowers or inadvertently received by Fleet, such excess sum shall be, at Borrowers’ option, returned to Borrowers forthwith or credited as a payment of principal, but shall not be applied to the payment of interest. It is the intent hereof that Borrowers not pay or contract to pay, and that Fleet not receive or contract to receive, directly or indirectly in any manner whatsoever, interest in excess of that which may be paid by Borrowers under Applicable Law.

     Time is of the essence of this Note. To the fullest extent permitted by Applicable Law, each Borrower, for itself and its legal representatives, successors and assigns, expressly waives presentment, demand, protest, notice of dishonor, notice of non-payment, notice of maturity, notice of protest, presentment for the purpose of accelerating maturity, diligence in collection, and the benefit of any exemption or insolvency laws.

     Wherever possible each provision of this Note shall be interpreted in such a manner as to be effective and valid under Applicable Law, but if any provision of this Note shall be prohibited or invalid under Applicable Law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or remaining provisions of this Note. No delay or failure on the part of Fleet in the exercise of any right or remedy hereunder shall operate as a waiver thereof, nor as an acquiescence in any default, nor shall any single or partial exercise by Fleet of any right or remedy preclude any other right or remedy. Agent may, at its option, enforce its rights against any Collateral securing this Note without enforcing its rights against a Borrower, any Guarantor of the indebtedness evidenced hereby or any other property or indebtedness due or to become due to a Borrower. Each Borrower agrees that, without releasing or impairing such Borrower’s liability hereunder, Agent or Fleet may at any time release, surrender, substitute or exchange any Collateral securing this Note and may at any time release any party primarily or secondarily liable for the indebtedness evidenced by this Note.

     The rights of Fleet and obligations of Borrowers hereunder shall be construed in accordance with and governed by the laws (without giving effect to the conflict of law principles thereof) of the State of New York. This Note is intended to take effect as an instrument under seal under New York law.

IN WITNESS WHEREOF, each Borrower has caused this Note to be executed under seal and delivered by its duly authorized officers on the date first above written.

BORROWERS:

ATTEST:                                                       NEFF CORP.

_________________________                    By:______________________________
Secretary                                                           Title:________________________

[CORPORATE SEAL]

ATTEST:                                                        NEFF RENTAL, INC.

_________________________                     By:______________________________
Secretary                                                         Title:__________________________

[CORPORATE SEAL]

EXHIBIT C

Form of Notice of Conversion/Continuation

Date ______________, 20__

Fleet Capital Corporation, as Agent
300 Galleria Parkway, N.W.
Suite 800
Atlanta, Georgia 30339
Attention: Loan Administration Officer

Re:      Loan and Security Agreement dated December __, 2001, by and among Neff Corp., Neff Rental, Inc., Fleet Capital Corporation, as collateral and administrative agent for certain Lenders from time to time parties thereto, such Lenders and the other parties named therein (as at any time amended, the "Loan Agreement")

Gentlemen:

     This Notice of Conversion/Continuation is delivered to you pursuant to Section [2.1.2] of the Loan Agreement. Unless otherwise defined herein, capitalized terms used herein shall have the meanings attributable thereto in the Loan Agreement. Borrowers hereby gives notice of its request as follows:

Check as applicable:

9 A conversion of Loans from one Type to another, as follows:

               (i)     The requested date of the proposed conversion is ______________, 20__ (the "Conversion Date");

              (ii)      The Type of Loans to be converted pursuant hereto are presently _________[select either LIBOR Loans or Base Rate                           Loans] in the principal amount of $_____________ outstanding as of the Conversion Date;

              (iii)     The portion of the aforesaid Loans to be converted on the Conversion Date is $_____________ (the "Conversion Amount");

              (iv)     The Conversion Amount is to be converted into a ____________ [select either a LIBOR Loan or a Base Rate Loan] (the                           “Converted Loan”) on the Conversion Date.

               (v)      [In the event Borrowers select a LIBOR Loan:] Borrowers hereby requests that the Interest Period for such Converted Loan be                           for a duration of _____ [insert length of Interest Period].

9 A continuation of LIBOR Loans for new Interest Period, as follows:

               (i)     The requested date of the proposed continuation is _______________, 20__ (the "Continuation Date");

              (ii)     The aggregate amount of the LIBOR Loans subject to such continuation is $__________________;

               (iii)     The duration of the selected Interest Period for the LIBOR Loans which are the subject of such continuation is: _____________                           [select duration of applicable Interest Period];

Each Borrower hereby ratifies and reaffirms all of its liabilities and obligations under the Loan Documents and certifies that no Default or Event of Default exists on the date hereof.

Each Borrower has caused this Notice of Conversion/Continuation to be executed and delivered by its duly authorized officer, this _______ day of ______________, 20__.

NEFF CORP.

By:______________________________

Title:____________________________

NEFF RENTAL, INC.

By:______________________________

Title:____________________________

EXHIBIT D

Form of Notice of Borrowing

Date ______________, ______

Fleet Capital Corporation, as Agent
300 Galleria Parkway, N.W.
Suite 800
Atlanta, Georgia 30339
Attention: Loan Administration Officer

Re:       Loan and Security Agreement dated December ___, 2001, by and among Neff Corp., Neff Rental, Inc., Fleet Capital Corporation, as collateral and administrative agent for certain Lenders from time to time parties thereto, such Lenders, the other parties named therein and the undersigned Borrower (as at any time amended, the "Loan Agreement")

     This Notice of Borrowing is delivered to you pursuant to Section [3.1.1] of the Loan Agreement. Unless otherwise defined herein, capitalized terms used herein shall have the meanings attributable thereto in the Loan Agreement. Borrower hereby requests a Revolver Loan in the aggregate principal amount of $______________ to be made on _____________, _____, and to consist of:

      Check as applicable:     9 Base Rate Loans in the aggregate principal amount of $_____________

                                               9 LIBOR Loans in the aggregate principal amount of $___________, with Interest Periods as follows:

                                               (i)     As to $_____________, an Interest Period of ______ ____________;

                                               (ii)    As to $_____________, an Interest Period of ______ months;

                                               (iii)   As to $_____________, an Interest Period of ______ months.

     Borrower hereby ratifies and reaffirms all of its liabilities and obligations under the Loan Documents and Borrower hereby certifies that no Default or Event of Default exists on the date hereof.

     Borrower has caused this Notice of Borrowing to be executed and delivered by its duly authorized officer, this ______ day of _____________, 20__.

NEFF CORP. (“Borrower”)

By:__________________________________

Title:________________________________

EXHIBIT E

COMPLIANCE CERTIFICATE

[Form to be issued on a Quarterly Basis]

[Letterhead of Borrowers]

__________________, 20__

Fleet Capital Corporation, as Agent
300 Galleria Parkway, N.W.
Suite 800
Atlanta, Georgia 30339

     The undersigned, the chief financial officer of Neff Corp. and Neff Rental, Inc. (collectively, “Borrowers”), gives this certificate to Fleet Capital Corporation (“Agent”) in accordance with the requirements of Section 9.1.3 of that certain Loan and Security Agreement dated December _ __, 2001, among Borrowers, Agent, the Lenders parties thereto and the other parties named therein (“Loan Agreement”). Capitalized terms used in this Certificate, unless otherwise defined herein, shall have the meanings ascribed to them in the Loan Agreement.

1.       Based upon my review of the balance sheets and statements of income of Borrower and its Subsidiaries for the Fiscal Quarter ending __________________, 20__, copies of which are attached hereto, I hereby certify that:

(a)     Consolidated Net Worth is $____________;

     (i)      Consolidated Net Worth required by Section 9.3.3 is $____________
     (ii)     Satisfied ____ Not Satisfied ____ (check one)

(b)     Consolidated Interest Coverage Ratio is ____ to 1;

     (i)     Consolidated Interest Coverage Ratio required by Section 9.3.2 is _____ to 1
     (ii)    Satisfied ____ Not Satisfied ____ (check one)

(c)     Consolidated Leverage Ratio is ___ to 1.0

     (i)      Consolidated Leverage Ratio required by Section 9.3.1 is _____ to 1.0
     (ii)     Satisfied ____ Not Satisfied ____ (check one)
     (iii)    The Applicable Margin for Libor Loans is _______% and for Base Rate Loans is ________%

(d)     Availability is $____________;

(e)     Net Capital Expenditures during the period and for the Fiscal Year to date total $_________ for Borrowers;

     (i)     Net Capital Expenditures required by Section 9.2.9 is $____________
     (ii)    Satisfied ____ Not Satisfied ____ (check one)

2.      No Default exists on the date hereof, other than: __________________ ________________________________________________ [if none, so state]; and

3.      No Event of Default exists on the date hereof, other than __________ ____________________________________________________ [if none, so state].

4.     As of the date hereof, each Borrower is current in its payment of all accrued rent and other charges to Persons who own or lease any premises where any of the Collateral is located, and there are no pending disputes or claims regarding such Borrower’s failure to pay or delay in payment of any such rent or other charges.

5.      Attached hereto is a schedule showing the calculations that support Borrowers' compliance [non-compliance] with the financial covenants, as shown above.

Very truly yours,

_______________________
Chief Financial Officer

COMPLIANCE CERTIFICATE

[Form to be issued on a Monthly Basis]

[Letterhead of Borrowers]

__________________, 20__

Fleet Capital Corporation, as Agent
300 Galleria Parkway, N.W.
Suite 800
Atlanta, Georgia 30339

     The undersigned, the chief financial officer of Neff Corp. and Neff Rental, Inc. (collectively, “Borrowers”), gives this certificate to Fleet Capital Corporation (“Agent”) in accordance with the requirements of Section 9.1.3 of that certain Loan and Security Agreement dated _____________ __, 2001, among Borrowers, Agent, the Lenders parties thereto and the other parties named therein (“Loan Agreement”). Capitalized terms used in this Certificate, unless otherwise defined herein, shall have the meanings ascribed to them in the Loan Agreement.

1.      Based upon my review of the balance sheets and statements of income of Borrower and its Subsidiaries for the Fiscal Quarter ending __________________, 20__, copies of which are attached hereto, I hereby certify that Consolidated Net Worth is $____________; that (i) Consolidated Net Worth required by Section 9.3.3 is $____________and (ii) that the financial covenant required by Section 9.3.3 is Satisfied ____ Not Satisfied ____ (check one)

(a)     Consolidated Net Worth is $____________;

     (i)       Consolidated Net Worth required by Section 9.3.3 is $____________
     (ii)      Satisfied ____ Not Satisfied ____ (check one)

(b)     Availability is $____________;

(c)     Net Capital Expenditures during the period and for the Fiscal Year to date total $_________ for Borrowers;

     (i)       Net Capital Expenditures required by Section 9.2.9 is $____________
     (ii)      Satisfied ____ Not Satisfied ____ (check one)

2.     No Default exists on the date hereof, other than: _____________________________________________ [if none, so state]; and

3.      No Event of Default exists on the date hereof, other than __________________________________________________ [if none, so state].

4.      As of the date hereof, each Borrower is current in its payment of all accrued rent and other charges to Persons who own or lease any premises where any of the Collateral is located, and there are no pending disputes or claims regarding such Borrower’s failure to pay or delay in payment of any such rent or other charges.

5.      Attached hereto is a schedule showing the calculations that support Borrowers' compliance [non-compliance] with the financial covenants, as shown above.

Very truly yours,

_____________________________
Chief Financial Officer

EXHIBIT F

OPINION LETTER REQUIREMENTS

     With respect to each Borrower and each Guarantor, each Borrower’s and such Guarantor’s counsel’s opinion letter should address the following in a manner satisfactory to Agent:

1.     Each Borrower's and Guarantor's due incorporation, valid existence, good standing and qualification as a foreign corporation.

2.     Corporate name of each Borrower and Guarantor.

3.     Each Borrower's and Guarantor's corporate power to execute, deliver and perform the Loan Documents to which it is a signatory, and its due execution and delivery thereof.

4.     Each Borrower's and Guarantor's due authorization to execute, deliver and perform the Loan Documents to which it is a signatory, and its due execution and delivery thereof.

5.     Each Borrower’s and Guarantor’s execution, delivery and performance of the Loan Documents do not (a) violate the articles or bylaws, (b) cause a breach or default by such Borrower or such Guarantor under any agreement, (c) violate any law, regulation, judgment or order, or (d) result in or require a Lien or other encumbrance other than in favor of Agent.

6.     The Loan Documents as legal, valid and binding obligations, enforceable against all Obligors in accordance with their respective terms, subject to standard bankruptcy and other creditor’s rights and equity exceptions.

7.     Absence of any registration, filing, consent or approval requirement of a Governmental Authority in connection with the execution, delivery and performance of the Loan Documents.

8.      Non-violation by the Loan Documents of any Applicable Law relating to interest or usury.

9.     Due payment of all applicable taxes and fees required to be paid in connection with the Loans, the Loan Documents, UCC-1 financing statements and other Security Documents.

10.     Creation in favor of Agent of a duly perfected security interest in the Collateral described in the Loan Agreement and the Security Documents.

11.     Absence of violation of Section 7 of the Securities Exchange Act of 1934, as amended, any regulations issued pursuant thereto, or Regulations T, U and X of the Board of Governors of the Federal Reserve System, by the transactions contemplated by the Loan Documents.

12.     Neither any Borrower nor any Guarantor is an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940.

13.     The enforceability of the parties choice of New York law as the governing law.

14.     The non-affiliate status of GECF and Syndication Agent with Borrowers.

15.     The Obligations constitute "Senior Debt," "Designated Senior Debt" and "Permitted Indebtedness" under and as defined in the Senior Subordinated Indentures.

EXHIBIT G

FORM OF ASSIGNMENT AND ACCEPTANCE

Dated as of ______, 2001

     Reference is made to the Loan and Security Agreement dated December ___, 2001 (at any time amended, the “Loan Agreement”), among NEFF CORP., a Delaware corporation, and NEFF RENTAL, INC. (collectively, the “Borrowers”), FLEET CAPITAL CORPORATION, in its capacity as agent (“Agent”) for the financial institutions from time to time party to the Loan Agreement (“Lenders”), Lenders and the other parties named therein. Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Loan Agreement.

      ______________________________________ (the "Assignor") and ______________________________________ (the "Assignee") agree as follows:

1.      (A) Assignor hereby assigns to Assignee and Assignee hereby purchases and assumes from Assignor (i) a principal amount of $________ of the outstanding Revolver Loans held by Assignor [and $___________ of participations of Assignor in LC Obligations] (which amounts, according to the records of Agent, represent _______% of the total principal amount of outstanding Revolver Loans [and LC Obligations]) and (ii) a principal amount of $__________ of Assignor’s Revolver Commitment (which amount includes Assignor’s outstanding Revolver Loans being assigned to Assignee pursuant to clause (i) above and which, according to the records of Agent, represents (____%) of the total Revolver Commitments of Lenders under the Loan Agreement (collectively referred to as the “Assigned Interest”), together with an interest in the Loan Documents corresponding to the Assigned Interest. This Agreement shall be effective from the date (the “Assignment Effective Date”) on which Assignor receives both (x) the principal amount of the Assigned Interest in the Loans on the Assignment Effective Date, if any, and (y) a copy of this Agreement duly executed by Assignee. From and after the Assignment Effective Date, Assignee hereby expressly assumes, and undertakes to perform, all of Assignor’s obligations in respect of Assignor’s Commitments to the extent, and only to the extent, of Assignee’s Assigned Interest, and all principal, interest, fees and other amounts which would otherwise be payable to or for Assignor’s account in respect of the Assigned Interest shall be payable to or for Assignee’s account, to the extent such amounts have accrued subsequent to the Assignment Effective Date.

2.      Assignor (i) represents that as of the date hereof, the aggregate of its Commitments under the Loan Agreement (without giving effect to assignments thereof, which have not yet become effective) is $__________, and the outstanding balance of its Loans [and participations in LC Obligations] (unreduced by any assignments thereof, which have not yet become effective) is $__________; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Loan Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Agreement or any other instrument or document furnished pursuant thereto, other than that Assignor is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of Borrowers, the performance or observance by Borrowers of any of its obligations under the Loan Agreement or any of the Loan Documents[; and (iv) attaches the Notes held by it and requests that Agent exchange such Notes for new Notes payable to Assignee and the Assignor in the principal amounts set forth on Schedule A hereto].

3.      Assignee (i) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (ii) confirms that it has received a copy of the Loan Agreement, together with copies of the most recent financial statements delivered pursuant to Section 9.1.3 thereof, and copies of such other Loan Documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (iii) agrees that it shall, independently and without reliance upon the Assignor and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Agreement; (iv) confirms that it is eligible to become an Assignee; (v) appoints and authorizes Agent to take such action as agent on its behalf and to exercise such powers under the Loan Agreement as are delegated to Agent by the terms thereof, together with such powers as are incidental thereto; (vi) agrees that it will strictly observe and perform all the obligations that are required to be performed by it as a “Lender” under the terms of the Loan Agreement and the other Loan Documents; and (vii) agrees that it will keep confidential all information with respect to Borrowers furnished to it by Borrowers or the Assignor to the extent provided in the Loan Agreement.

4.      Assignor acknowledges and agrees that it will not sell or otherwise dispose of the Assigned Interest or any portion thereof, or grant any participation therein, in a manner which, or take any action in connection therewith which, would violate the terms of any of the Loan Documents.

5.      This Agreement and all rights and obligations shall be interpreted in accordance with and governed by the laws of the State of New York. If any provision hereof would be invalid under Applicable Law, then such provision shall be deemed to be modified to the extent necessary to render it valid while most nearly preserving its original intent; no provision hereof shall be affected by another provision’s being held invalid.

6.      Each notice or other communication hereunder shall be in writing, shall be sent by messenger, by telescope or facsimile transmission or by first-class mail, shall be deemed given when sent and shall be sent as follows:

     If to Assignee, to the following address (or to such other address as Assignee may designate from time to time):

     If to Assignor, to the following address (or to such other address as Assignor may designate from time to time):

     Payments hereunder shall be made by wire transfer of immediately available Dollars as follows:

     (a)     If to Assignee, to the following account (or to such other account as Assignee may designate from time to time):

__________________________
ABA No.___________________
__________________________
Account No.________________
Reference: _________________

     (b)     If to Assignor, to the following account (or to such other account as Assignor may designate from time to time):

__________________________
ABA No.___________________
__________________________
For Account of______________
Reference: _________________

     IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Acceptance to be executed and delivered by their respective duly authorized officers, as of the date first above written.

______________________________________
("Assignor")
By: ___________________________________
Title: ___________________________

______________________________________
("Assignee")
By: ___________________________________
Title: ___________________________

SCHEDULE A TO ASSIGNMENT AND ACCEPTANCE

EXHIBIT H

FORM OF NOTICE

     Reference is made to (i) the Loan and Security Agreement dated December ___, 2001 (as at any time amended, the “Loan Agreement”) among NEFF CORP., a Delaware corporation, and NEFF RENTAL, INC. (collectively, the “Borrowers”), FLEET CAPITAL CORPORATION in its capacity as collateral and administrative agent (“Agent”) for the financial institutions from time to time party to the Loan Agreement (“Lenders”), such Lenders and the other parties named therein, and (ii) the Assignment and Acceptance dated as of ____________, 20__ (the “Assignment Agreement”) between __________________ (the “Assignor”) and ____________________ (the “Assignee”). Except as otherwise defined herein, capitalized terms used herein which are defined in the Loan Agreement are used herein with the respective meanings specified therein.

     The Assignor hereby notifies Borrowers and Agent of Assignor’s intent to assign to Assignee pursuant to the Assignment Agreement a principal amount of (i) $________ of the outstanding Revolver Loans [and participations in LC Obligations] held by Assignor, and (ii) $___________ of Assignor’s Revolver Commitment (which amount includes the Assignor’s outstanding Revolver Loans being assigned to Assignee pursuant to clause (i) above), together with an interest in the Loan Documents corresponding to the interest in the Loans and Commitments so assigned. Pursuant to the Assignment Agreement, Assignee has expressly assumed all of Assignor’s obligations under the Loan Agreement to the extent of the Assigned Interest (as defined in the Assignment Agreement).

     For purposes of the Loan Agreement, Agent shall deem Assignor’s share of the Revolver Commitment to be reduced by $_________ and $__________, respectively, and Assignee’s share of the Revolver Commitment to be increased by $_________ and $___________, respectively.

     The address of the Assignee to which notices, information and payments are to be sent under the terms of the Loan Agreement is:

     Assignee's LIBOR Lending Office address is as follows:

     This Notice is being delivered to the Borrowers and Agent pursuant to Section 13.3 of the Loan Agreement. Please acknowledge your receipt of this Notice by executing and returning to Assignee and Assignor a copy of this Notice.

     IN WITNESS WHEREOF, the undersigned have caused the execution of this Notice, as of _________________, 20__.

______________________________________
("Assignor")
By: ___________________________________
Title: ___________________________

______________________________________
("Assignee")
By: ___________________________________
Title: ___________________________

ACKNOWLEDGED AND AGREED TO
AS OF THE DATE SET FORTH ABOVE:

NEFF CORP. (*)

By:______________________________

Title:__________________________

NEFF RENTAL, INC. (*)

By:______________________________

Title:__________________________

FLEET CAPITAL CORPORATION,
as Agent

By:______________________________

Title:__________________________

*No signature required by Borrowers when an Event of Default exists.

EXHIBIT I

LETTER OF CREDIT PROCUREMENT REQUEST

Fleet Capital Corporation, as Agent
Suite 800
300 Galleria Parkway, N.W.
Atlanta, Georgia 30339
Attention: Office Head

     This Letter of Credit Procurement Request is delivered to you pursuant to the Loan and Security Agreement, dated December ___, 2001 (as at any time amended, the “Loan Agreement”), among Neff Corp., a Delaware corporation, and Neff Rental, Inc. (individually, a “Borrower” and collectively, the “Borrowers”), Fleet Capital Corporation, as collateral and administrative agent (in such capacity, the “Agent”) for the financial institutions from time to time party to the Loan Agreement (“Lenders”), such Lenders and the other parties named therein. Unless otherwise defined herein, terms used herein have the meanings assigned to them in the Loan Agreement.

     Borrower hereby requests Fleet to provide an LC Support to induce Bank to issue a Letter of Credit, as follows,

     (1)      Amount of Letter of Credit: $_____________________

     (2)      Issuance Date: _____________________

     (3)      Beneficiary's Name: _____________________

     (4)      Beneficiary's Address: _____________________

                                                  _____________________
                                                  _____________________
                                                  _____________________

     (5)      Expiry Date: _____________________

     (6)      Draw Conditions: _____________________

                                            _____________________
                                            _____________________
                                            _____________________
                                            _____________________
                                            _____________________

     (7)      Single draw 9 or Multiple draw 9

     (8)      Purpose of Letter of Credit: ______________________

                                                            ______________________
                                                            ______________________
                                                            ______________________
                                                            ______________________

     Attached hereto is the Bank’s form of LC Application, completed with the details of the Letter of Credit requested herein.

     Borrower hereby certifies that each of the LC Conditions is now, and will on the date of issuance of the Letter of Credit, be satisfied in all respects and that no Default or Event of Default exists. Borrower hereby ratifies and reaffirms all of the Loan Documents and Obligations arising thereunder.

     IN WITNESS WHEREOF, Borrower has caused this Letter of Credit Procurement Request to be executed and delivered by its duly authorized officer, this ___ day of _________________, 20__.

__________________________________ ("Borrower")

By:______________________________
Title:____________________________

EXHIBIT J

FORM OF VENDOR INTERCREDITOR AGREEMENT

INTERCREDITOR AGREEMENT

_____________, 20__

Fleet Capital Corporation, as Agent
300 Galleria Parkway
Suite 800
Atlanta, Georgia 30339
Attention: ____________________

Re:      Neff Rental, Inc. and Neff Corp.

Gentlemen:

     The undersigned (“Vendor”) may from time to time sell various goods (“Vendor Goods”) to Neff Rental, Inc. and/or Neff Corp. (individually and collectively, “Neff”) with the purchase price for such Vendor Goods to be secured by security interest in favor of Vendor in such Vendor Goods. Vendor understands that Fleet Capital Corporation (“Fleet”) and various other financial institutions (the “Senior Lenders”) provide loans and other extensions of credit to Neff secured by security interests in favor of Fleet, as collateral agent for the Senior Lenders (in such capacity, together with its successors in such capacity, the “Senior Agent”), in substantially all of the assets of Neff, including, without limitation, all of Neff’s present and future accounts, inventory and equipment (the “Senior Lender Liens”). Vendor understands that the grant of a security interest by Neff to Vendor in any Vendor Goods would constitute a default under the financing agreements between the Senior Lenders and Neff, unless Vendor enters into this Intercreditor Agreement.

     To induce Senior Agent to consent to the grant by Neff of a security interest in favor of Vendor in Vendor Goods from time sold by Vendor to Neff, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Vendor and Senior Agent agree as follows:

     7. Senior Agent consents and agrees that Vendor may receive from Neff, in connection with any transaction involving the sale of Vendor Goods to Neff, a security interest in such Vendor Goods, provided that each security interest received by Vendor from Neff with respect to any Vendor Goods (or retained by Vendor under a title retention agreement) shall attach only to such Vendor Goods and shall secure only the unpaid Purchase Price (as defined below) for such Vendor Goods and shall not secure any other indebtedness or obligations now or hereafter owing by Neff to Vendor, irrespective of any present or future agreement to the contrary and irrespective of any applicable law. Upon payment in full of the Purchase Price for any Vendor Goods, all security interests and other liens in favor of Vendor with respect to such Vendor Goods (all such security interests and other liens, whether arising by agreement or under applicable law, being called “Vendor Liens”) shall be deemed satisfied and released. For purposes hereof, the “Purchase Price” for any Vendor Goods shall be deemed to be the price therefor as shown on an invoice or other written document delivered by Vendor in the ordinary course of business to Neff in connection with the sale of such Vendor Goods, but if multiple items of Vendor Goods are sold in one transaction and the Purchase Price shown on the invoice or other document evidencing the transaction does not specify an individual purchase price for each item of Vendor Goods sold or the manner for calculating the individual purchase price for each item of Vendor Goods sold, then, for purposes hereof, the Purchase Price for the Vendor Goods shall be the aggregate amount shown on the invoice or other document as the purchase price for all of the Vendor Goods sold in such transaction.

     8. Notwithstanding the priorities which would ordinarily result from the order of granting or perfection of any Vendor Liens or Senior Agent Liens, the order of filing or recording of any financing statements, or the priorities that would otherwise apply under applicable law, Vendor and Senior Agent agree that (i) all security interests in favor of Vendor with respect to any Vendor Goods to secure the Purchase Price for such Vendor Goods, to the extent such security interests are expressly permitted by paragraph 1 above (such Vendor Liens being referred to as “Permitted Vendor Liens”), shall be superior and prior to any Senior Agent Liens with respect to such Vendor Goods until the Purchase Price for such Vendor Goods has been paid and satisfied in full (whereupon the Senior Agent Liens with respect to such Vendor Goods shall be prior and superior to all other Vendor Liens with respect to such Vendor Goods); and (ii) the Senior Agent Liens in all of Neff’s present and future accounts and other rights to the payment of money arising from any sale, lease or other disposition by Neff of any Vendor Goods (whether such other rights to the payment of money constitute under applicable law instruments, general intangibles or chattel paper) shall be superior and prior to all Vendor Liens (whether or not constituting Permitted Vendor Liens).

     9. Except for a Permitted Vendor Lien to secure the Purchase Price for Vendor Goods subject to such Permitted Vendor Lien, Vendor shall not accept from Neff or retain any security interest in any of the real or personal property of Neff. If notwithstanding the foregoing provisions of this paragraph 3 Vendor shall accept or retain any security interest in any property of Neff other than a Permitted Vendor Lien, or Vendor shall obtain any judgment lien with respect to any assets of Neff, then, in either such event, any such Vendor Lien shall in all events be subordinate and junior to the Senior Agent Liens with respect to all such property, Vendor shall be prohibited from enforcing any such Vendor Liens until all of the indebtedness and obligations owing by Neff to Senior Lenders shall have been satisfied in full and the Senior Agent Liens have been released, and Vendor promptly shall release (or authorize Neff and Senior Agent to release) any such Vendor Lien if requested to do so by Senior Agent to facilitate Neff’s or Senior Agent’s sale, lease or other disposition of such property.

     10. Promptly after Senior Agent’s request therefor, Vendor agrees promptly (i) to confirm to Senior Agent the amount of indebtedness at any time owing by Neff to Vendor, including, without limitation, the amount of indebtedness secured by a Vendor Lien; and (ii) to execute such releases and terminations as may be necessary or appropriate, in the reasonable judgment of Senior Agent, to evidence that Vendor does not have or assert (or releases) a Vendor Lien upon any Vendor Goods for which the Purchase Price has been paid in full to Vendor.

     11. In no event shall Vendor transfer or assign any security interest or lien that it may have in any Vendor Goods at any time, unless Vendor shall have first given Senior Agent not less than 10 days prior written notice of its intention to do so and the transferee or assignee of such security interest shall have executed such instruments and agreements as shall be reasonably satisfactory to Senior Agent to evidence and confirm such transferee’s or assignee’s understanding and agreement to be bound by the terms of this Intercreditor Agreement (to the same extent as Vendor is bound hereby) as if such transferee or assignee had been an original signatory hereto.

     12. Each of Senior Agent and Vendor hereby waives any right to require the other to marshall any security or collateral or otherwise to compel the other to seek recourse against or satisfaction of indebtedness owed it from one source before seeking recourse or satisfaction from another source. Nothing in this Intercreditor Agreement shall be construed to be or operate as a subordination of any indebtedness or be construed to confer any additional rights upon Borrower.

     13. The provisions of this Intercreditor Agreement are intended by the parties to control any conflicting provisions in any agreements among Neff and Vendor, including any covenants prohibiting encumbrances of the Vendor Goods or any other assets of Neff. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument; expresses the entire understanding and agreement of the parties hereto with respect to the subject matter hereof and supersedes all prior understandings and agreements of the parties regarding the same subject matter; may not be amended or modified except by a writing signed by the parties hereto; and shall be interpreted, and the rights and obligations of the parties hereto determined, in accordance with the internal laws of the State of New York. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature.

("Vendor")

By:________________________________
Title:_______________________________
Agreed and accepted:
Fleet Capital Corporation, as Agent ("Senior Agent")

By:________________________________
Title:_______________________________

SCHEDULE 7.1.1

BUSINESS LOCATIONS

1.     Borrowers currently have the following business locations, and no others:

Neff Corp.:

Chief Executive Office:          3750 N.W. 87th Avenue, Suite 400, Miami, Florida 33178
Other Locations:

Neff Rental, Inc.:

Chief Executive Office:            3750 N.W. 87th Avenue, Suite 400, Miami, Florida 33178
Other Locations:

2.     Borrower maintains its books and records relating to Accounts and General Intangibles at:

Neff Corp.:             3750 N.W. 87th Avenue, Suite 400, Miami, Florida 33178

Neff Rental, Inc.:           3750 N.W. 87th Avenue, Suite 400, Miami, Florida 33178

3.     Borrower has had no office, place of business or agent for process located in any county other than as set forth above, except:

4.     Each Subsidiary currently has the following business locations, and no others:

Neff Corp.:

_______________________

Chief Executive Office:

Other Locations:

________________________

Chief Executive Office:

Other Locations:

Neff Rental, Inc.:

_______________________

Chief Executive Office:

Other Locations:

________________________

Chief Executive Office:

Other Locations:

5.      Each Subsidiary maintains its books and records relating to Accounts and General Intangibles at:

Neff Corp.:

Neff Rental, Inc.:

6.     Each Subsidiary has had no office, place of business or agent for process located in any county other than as set forth above, except:

7.     The following bailees, warehouseman, similar parties and consignees hold inventory of Neff Corp. or one of its Subsidiaries:

Name and Address of Party            Nature of Relationship          Amount of Inventory          Owner of Inventory

The following bailees, warehouseman, similar parties and consignees hold inventory of Neff Rental, Inc. or one of its Subsidiaries:

Name and Address of Party            Nature of Relationship          Amount of Inventory          Owner of Inventory

SCHEDULE 7.1.2

INSURANCE

Name of Carrier                            Policy No.                        Scope of Insurance                        Amount of Insurance

SCHEDULE 8.1.1

JURISDICTIONS IN WHICH EACH BORROWER
AND EACH SUBSIDIARY
IS AUTHORIZED TO DO BUSINESS

Name of Entity                                                                Jurisdictions

Neff Corp.                                                                        Delaware
                                                                                          Florida

Neff Rental, Inc.                                                              Florida

SCHEDULE 8.1.4

CAPITAL STRUCTURE

1.     The classes and number of authorized shares of Borrower and each Subsidiary and the record owner of such shares are as follows:

Neff Corp.:

Class of Stock        No. of Shares Issued & Outstanding      Record Owners        No. of Shares Authorized but Unissued

Neff Rental, Inc.:

Class of Stock        No. of Shares Issued & Outstanding      Record Owners        No. of Shares Authorized but Unissued

Subsidiaries:

Class of Stock        No. of Shares Issued & Outstanding      Record Owners        No. of Shares Authorized but Unissued

2.     The number, nature and holder of all other outstanding Securities of Neff Corp. and each Subsidiary are as follows:

The number, nature and holder of all other outstanding Securities of Neff Rental, Inc. and each Subsidiary are as follows:

3.      The correct name and jurisdiction of incorporation of each Subsidiary of Neff Corp. and the percentage of its issued and outstanding shares owned by Borrower are as follows:

Name                                  Jurisidiction of Incorporation                               Percentage of Shares Owned By Borrower

4.     The name of each Borrower's corporate or joint venture Affiliates and the nature of the affiliation are as follows:

SCHEDULE 8.1.5

CORPORATE NAMES

1.      Borrowers' correct corporate names, as registered with the Secretary of State of the State of Delaware, is:

Neff Corp.

Neff Rental, Inc.

2.     In the conduct of its business, Borrower has used the following names:

Neff Corp.

Neff Rental, Inc.

3.     Each Subsidiaries' correct corporate name, as registered with the Secretary of State of the State of its incorporation, is:

4.     In the conduct of its business, each Subsidiary has used the following names:

SCHEDULE 8.1.12

SURETY OBLIGATIONS

SCHEDULE 8.1.13

FEIN OF BORROWER AND SUBSIDIARIES

Neff Corp.'s FEIN is 65-0626400.

Neff Rental, Inc.'s FEIN is ____________________.

Name of Subsidiary                              FEIN

SCHEDULE 8.1.15

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

1.      Borrowers' and their Subsidiaries' patents:

Patent                  Owner                    Status in Patent Office                    Federal Registration No.                 Registration Date

2.      Borrowers' and their Subsidiaries' trademarks:

Trademark             Owner              Status in Trademark Office                Federal Registration No.                 Registration Date

3.      Borrowers' and their Subsidiaries' copyrights:

Copyrights             Owner              Status in Copyright Office                Federal Registration No.                 Registration Date

4.       Borrowers' and their Subsidiaries' licenses (other than routine business licenses, authorizing them to transact business in local jurisdictions):

Name of License                  Nature of License                   Licensor                     Term of License

SCHEDULE 8.1.18

CONTRACTS RESTRICTING BORROWER'S RIGHT TO INCUR DEBTS

Contracts that restrict the right of Borrowers to incur Debt:

Title of Contract                  Identity of Parties                   Nature of Restriction                     Term of Contract

SCHEDULE 8.1.19

LITIGATION

1.      Actions, suits, proceedings and investigations pending against Borrowers or any Subsidiary:

Title of Action                  Nature of Action                Complaining Parties                   Jurisdiction of Tribunal

2.       The only threatened actions, suits, proceedings or investigations of which Borrowers or any Subsidiary is aware are as follows:

SCHEDULE 8.1.21

CAPITALIZED AND OPERATING LEASES

Borrowers and its Subsidiaries have the following capitalized leases:

Lessee                                    Lessor                                  Term of Lease                                     Property Covered

Borrowers and its Subsidiaries have the following operating leases:

Lessee                                    Lessor                                  Term of Lease                                     Property Covered

SCHEDULE 8.1.22

PENSION PLANS

Borrowers and its Subsidiaries have the following Plans:

                                     Party                                                                          Type of Plan

Neff Corp.

Neff Rental, Inc.

[Subsidiaries]

SCHEDULE 8.1.24

COLLECTIVE BARGAINING AGREEMENTS; LABOR CONTROVERSIES

1.      Borrowers and their Subsidiaries are parties to the following collective bargaining agreements:

Type of Agreement                                                    Parties                                                                Term of Agreement

2.     Material grievances, disputes of controversies with employees are as follows:

                         Parties Involved                                                                          Nature of Grievance, Dispute or Controversy

3.      Threatened strikes, work stoppages and asserted pending demands for collective bargaining are as follows:

                         Parties Involved                                                                          Nature of Matter

SCHEDULE 9.2.5

PERMITTED LIENS

                         Secured Party                                                                              Nature of Lien

SCHEDULE 9.2.8

RESTRICTIONS ON UPSTREAM PAYMENTS

_________________________________________________________________

NEFF CORP. and
NEFF RENTAL, INC.,
as Borrowers

_________________________________________________________________

_________________________________________________________________
_________________________________________________________________

LOAN AND SECURITY AGREEMENT

Dated: December 19, 2001

$200,000,000.00

_________________________________________________________________
_________________________________________________________________
_________________________________________________________________

THE FINANCIAL INSTITUTIONS
PARTY HERETO FROM TIME TO TIME, as Lenders
and

FLEET CAPITAL CORPORATION, as Agent

and

GECC CAPITAL MARKETS GROUP, INC., as Syndication Agent

and

GECC CAPITAL MARKETS GROUP, INC., and

FLEET SECURITIES, INC., as Co-Lead Arrangers

______________________________________________________________

TABLE OF CONTENTS

SECTION 1.       CREDIT  FACILITIES...........................................- 2 -
        1.1.     Revolver Commitment..........................................- 2 -
        1.2.     Reserved.....................................................- 3 -
        1.3.     LC Facility..................................................- 3 -

SECTION 2.       INTEREST,  FEES  AND  CHARGES................................- 7 -
        2.1.     Interest.....................................................- 7 -
        2.2.     Fees.........................................................- 9 -
        2.3.     Computation of Interest and Fees.............................- 10 -
        2.4.     Reimbursement Obligations....................................- 10 -
        2.5.     Bank Charges.................................................- 11 -
        2.6.     Illegality...................................................- 12 -
        2.7.     Increased Costs..............................................- 12 -
        2.8.     Capital Adequacy.............................................- 13 -
        2.9.     Funding Losses...............................................- 14 -
        2.10.    Maximum Interest.............................................- 14 -

SECTION 3.       LOAN ADMINISTRATION..........................................- 15 -
        3.1.     Manner of Borrowing and Funding Revolver Loans...............- 15 -
        3.2.     Defaulting Lender............................................- 18 -
        3.3.     Special Provisions Governing LIBOR Loans.....................- 18 -
        3.4.     Borrowers' Representative....................................- 19 -
        3.5.     All Loans to Constitute One Obligation.......................- 19 -

SECTION 4.       PAYMENTS- 19 -
        4.1.     General Payment Provisions...................................- 19 -
        4.2.     Repayment of Revolver Loans..................................- 20 -
        4.3.     Reserved.....................................................- 21 -
        4.4.     Payment of Other Obligations.................................- 21 -
        4.5.     Marshaling; Payments Set Aside...............................- 21 -
        4.6.     Agent's Allocation of Payments and Collections...............- 21 -
        4.7.     Application of Payments and Collateral Proceeds..............- 22 -
        4.8.     Loan Accounts; the Register; Account Stated..................- 22 -
        4.9.     Gross Up for Taxes. .........................................- 23 -
        4.10.    Withholding Tax Exemption....................................- 23 -
        4.11.    Nature and Extent of Each Borrower's Liability...............- 24 -

SECTION 5.       ORIGINAL TERM AND TERMINATION OF COMMITMENTS.................- 25 -
        5.1.     Original Term of Commitments.................................- 25 -
        5.2.     Termination..................................................- 26 -

SECTION 6.       COLLATERAL...................................................- 27 -
        6.1.     Grant of Security Interest...................................- 27 -
        6.2.     Lien on Deposit Accounts.....................................- 27 -
        6.3.     Real Estate Collateral.......................................- 28 -
        6.4.     Other Collateral.............................................- 28 -
        6.5.     No Assumption of Liability...................................- 28 -
        6.6.     Lien Perfection; Further Assurances..........................- 28 -
        6.7.     Foreign Subsidiary Stock.....................................- 29 -

SECTION 7.       COLLATERAL ADMINISTRATION....................................- 29 -
        7.1.     General Provisions...........................................- 29 -
        7.2.     Administration of Accounts...................................- 30 -
        7.3.     Administration of Inventory..................................- 32 -
        7.4.     Administration of Equipment..................................- 32 -
        7.5.     Borrowing Base Certificates..................................- 33 -

SECTION 8.       REPRESENTATIONS AND WARRANTIES...............................- 33 -
        8.1.     General Representations and Warranties.......................- 33 -
        8.2.     Reaffirmation of Representations and Warranties..............- 38 -
        8.3.     Survival of Representations and Warranties...................- 39 -

SECTION 9.       COVENANTS AND CONTINUING AGREEMENTS..........................- 39 -
        9.1.     Affirmative Covenants........................................- 39 -
        9.2.     Negative Covenants...........................................- 43 -
        9.3.     Financial Covenants..........................................- 47 -

SECTION 10.      CONDITIONS PRECEDENT.........................................- 49 -
        10.1.    Conditions Precedent to Initial Credit Extensions. ..........- 49 -
        10.2.    Conditions Precedent to All Credit Extensions................- 51 -
        10.3.    Inapplicability of Conditions................................- 51 -
        10.4.    Limited Waiver of Conditions Precedent.......................- 51 -

SECTION 11.      EVENTS OF DEFAULT; RIGHTS AND REMEDIES ON DEFAULT............- 51 -
        11.1.    Events of Default............................................- 52 -
        11.2.    Acceleration of Obligations; Termination of Commitments. ....- 54 -
        11.3.    Other Remedies...............................................- 54 -
        11.4.    Setoff.......................................................- 55 -
        11.5.    Remedies Cumulative; No Waiver...............................- 56 -

SECTION 12.      AGENT   - 57 -
        12.1.    Appointment, Authority and Duties of Agent...................- 57 -
        12.2.    Agreements Regarding Collateral..............................- 58 -
        12.3.    Reliance By Agent............................................- 59 -
        12.4.    Action Upon Default..........................................- 59 -
        12.5.    Ratable Sharing..............................................- 60 -
        12.6.    Indemnification of Agent Indemnitees.........................- 60 -
        12.7.    Limitation on Responsibilities of Agent......................- 61 -
        12.8.    Successor Agent and Co-Agents................................- 61 -
        12.9.    Consents, Amendments and Waivers; Out-of-Formula Loans.......- 62 -
        12.10.   Due Diligence and Non-Reliance...............................- 64 -
        12.11.   Representations and Warranties of Lenders....................- 64 -
        12.12.   The Required Lenders.........................................- 64 -
        12.13.   Several Obligations..........................................- 64 -
        12.14.   Agent in its Individual Capacity.............................- 65 -
        12.15.   No Third Party Beneficiaries.................................- 65 -
        12.16.   Notice of Transfer...........................................- 65 -
        12.17.   Replacement of Certain Lenders...............................- 65 -
        12.18.   Remittance of Payments and Collections.......................- 66 -

SECTION 13.      BENEFIT OF AGREEMENT; ASSIGNMENTS AND PARTICIPATIONS.........- 66 -
        13.1.    Successors and Assigns.......................................- 66 -
        13.2.    Participations...............................................- 66 -
        13.3.    Assignments..................................................- 67 -
        13.4.    Tax Treatment................................................- 68 -

                                     -iii-

SECTION 14.      MISCELLANEOUS................................................- 68 -
        14.1.    Power of Attorney............................................- 68 -
        14.2.    General Indemnity............................................- 69 -
        14.3.    Survival of All Indemnities. ................................- 70 -
        14.4.    Modification of Agreement. ..................................- 70 -
        14.5.    Severability.................................................- 70 -
        14.6.    Cumulative Effect; Conflict of Terms.........................- 70 -
        14.7.    Execution in Counterparts....................................- 70 -
        14.8.    Consent......................................................- 71 -
        14.9.    Notices......................................................- 71 -
        14.10.   Performance of Borrowers' Obligations........................- 71 -
        14.11.   Credit Inquiries.............................................- 71 -
        14.12.   Time of Essence..............................................- 71 -
        14.13.   Indulgences Not Waivers......................................- 71 -
        14.14.   Entire Agreement; Appendix A, Exhibits and Schedules.........- 72 -
        14.15.   Interpretation...............................................- 72 -
        14.16.   Obligations Lenders Several..................................- 72 -
        14.17.   Advertising and Publicity....................................- 72 -
        14.18.   Confidentiality..............................................- 72 -
        14.19.   Obligations Constitute Senior Debt...........................- 73 -
        14.20.   Governing Law; Consent to Forum..............................- 73 -
        14.21.   Waivers by Borrowers. .......................................- 73 -

                         LIST OF EXHIBITS AND SCHEDULES
                         ------------------------------

Exhibit A         Form of Revolver Note
Exhibit B         Form of Settlement Note
Exhibit C         Form of Notice of Conversion/Continuation
Exhibit D         Form of Notice of Borrowing
Exhibit E         Form of Compliance Certificate
Exhibit F         Form of Opinion Contents
Exhibit G         Form of Assignment and Acceptance
Exhibit H         Form of Notice

Schedule 7.1.1    Borrowers' Business Locations
Schedule 8.1.1    Jurisdictions in which Borrowers and each Subsidiary is Authorized to do Business
Schedule 8.1.4    Capital Structure of Borrowers
Schedule 8.1.5    Corporate Names
Schedule 8.1.12   Surety Obligations
Schedule 8.1.13   Tax Identification Numbers of Borrowers and Subsidiaries
Schedule 8.1.15   Patents, Trademarks, Copyrights and Licenses
Schedule 8.1.18   Contracts Restricting Borrowers' Right to Incur Debts; Surety Obligations
Schedule 8.1.19   Litigation
Schedule 8.1.21   Capitalized and Operating Leases
Schedule 8.1.22   Pension Plans
Schedule 8.1.24   Labor Contracts
Schedule 9.2.5    Permitted Liens
Schedule 9.2.8    Restrictions on Upstream Payments

                                      -v-

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

           THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (“Agreement”) is made and entered into as of the 31st day of December, 2001, by and between Neff Corp., a Delaware Company (the “Company”), and Peter G. Gladis, an individual (the “Executive”) (hereinafter collectively referred to as the “Parties”).

           WHEREAS, the Parties entered into an Employment Agreement, dated as of March 31, 1999 (the “Original Agreement”) setting forth the terms of the Executive’s employment with Neff Rental, Inc., a wholly-owned subsidiary of the Company, as the Senior Vice President of Neff Rental, Inc.;

           WHEREAS, the Executive was appointed the Chief Executive Officer and President of the Company as of June, 2000;

           WHEREAS, the Executive intends to resign as Chief Executive Officer and President of the Company effective as of January 2, 2002 and the Board of Directors of the Company (the “Board”) intends to appoint the Executive as Chief Operating Officer of the Company effective as of January 2, 2002;

           WHEREAS, the Parties desire to amend and restate the Original Agreement to reflect the Executive’s appointment to the office of Chief Operating Officer of the Company, effective as of January 2, 2002.

           NOW, THEREFORE, in consideration of the foregoing, the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties, intending to be legally bound, agree as follows:

      1. Term. Subject to the provisions for termination set forth in Section 8, the initial term of employment under this Agreement shall be for a period of one (1) year commencing on the date hereof.

      2. Employment. (a) The Executive shall be employed as Chief Operating Officer of the Company as of January 2, 2002, or in such other senior executive capacity as may be mutually agreed to in writing by the Parties. The Executive shall perform the duties, undertake the responsibilities and exercise the authority customarily performed, undertaken and exercised by persons situated in a similar executive capacities. The Executive shall report to the President of the Company.

           (b) Excluding periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during the usual business hours to the business and affairs of the Company to the extent necessary to discharge the responsibilities assigned to the Executive hereunder. Subject to the foregoing, the Executive may (i) serve on corporate, trade group, civic or charitable boards or committees, (ii) manage his personal, financial and legal affairs, (iii) deliver lectures, fulfill speaking engagements or teach at educational institutions or programs, and (iv) subject to Section 15, invest personally in any business in a private capacity where no actual conflict of interest exists between such investment and the business of the Company.

      3. Base Salary and Bonus. Effective as of January 2, 2002, the Company agrees to pay or cause to be paid to the Executive a base salary at the rate of $240,000 per annum or such larger amount as the Board may from time to time determine (hereinafter referred to as the “Base Salary”). Such Base Salary shall be payable in accordance with the Company’s customary practices applicable to its senior executives. In addition to the Base Salary, Executive shall be eligible annually for the term of his employment under this Agreement to receive a cash bonus. The target amount of the annual cash bonus the Executive is eligible to receive shall be 100% of the Executive’s Base Salary for the year for which the bonus is awarded (the “Target Amount”). Notwithstanding the foregoing sentence, the amount of any bonus the Executive receives shall be determined by the Board in its sole discretion.

      4. Employee Benefits. The Executive shall be entitled to participate in all employee benefit plans, practices and programs maintained by the Company and made available to employees generally including, without limitation all pension, retirement, profit sharing, savings, medical, hospitalization, disability, dental, life or travel accident insurance benefit plans. The Executive’s participation in such plans, practices and programs shall be on the same basis and terms as are applicable to senior executives of the Company generally.

      5. Executive Benefits. The Executive shall be entitled to participate in all executive benefit or incentive compensation plans now maintained or hereafter established by the Company for the purpose of providing compensation and/or benefits to executives of the Company including, but not limited to, the Company’s 401(k) Plan, the Company’s Phantom Stock Plan, the Company’s 1998 Stock Incentive Plan, the Company’s 1999 Stock Incentive Plan and any supplemental retirement, salary continuation, stock option, deferred compensation, supplemental medical or life insurance or other bonus or incentive compensation plans. Unless otherwise provided herein, or in the terms of such executive benefit or incentive compensation plans, the Executive’s participation in such plans shall be on the same basis and terms as other similarly situated executives of the Company, but in no event on a basis less favorable in terms of benefit levels or reward opportunities applicable to the Executive as in effect on the date hereof. No additional compensation provided under any of such plans shall be deemed to modify or otherwise affect the terms of this Agreement or any of the Executive’s entitlements hereunder.

      6. Other Benefits.

           (a) Fringe Benefits and Perquisites. The Executive shall be entitled to receive all fringe benefits and perquisites generally made available by the Company to its executives.

           (b) Expenses. The Executive shall be entitled to receive prompt reimbursement of all expenses reasonably incurred by him in connection with the performance of his duties hereunder.

           (c) Office and Facilities. Consistent with his senior executive status hereunder, the Executive shall be provided with an appropriate office at the Company's executive offices.

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

      8. Termination. The Executive's employment hereunder may be terminated under the following circumstances:

           (a) Disability. The Company may terminate the Executive's employment after having established the Executive’s Disability. For purposes of this Agreement, “Disability” means a physical or mental infirmity which impairs the Executive’s ability to perform substantially his or her duties for a period of one hundred eighty (180) consecutive days. A determination of Disability shall be made by a physician satisfactory to both the Executive and the Company, which physician’s determination as to Disability shall be made within 10 days of the request therefor and shall be binding on all parties; provided, however, that if the Executive and the Company do not agree on a physician, the Executive and the Company shall each select a physician and these two together shall select a third physician, which third physician’s determination as to Disability shall be binding on all parties. The Executive shall be entitled to the compensation and benefits provided for under this Agreement for any period during the term of this Agreement and prior to the establishment of the Executive’s Disability during which the Executive is unable to work due to a physical or mental infirmity. Notwithstanding anything contained in this Agreement to the contrary, until the Termination Date specified in a Notice of Termination (as each term is hereinafter defined) relating to the Executive’s Disability, the Executive shall be entitled to return to his position with the Company as set forth in this Agreement in which event no Disability of the Executive will be deemed to have occurred.

           (b) Cause. The Company may terminate the Executive's employment for "Cause." The Company shall be deemed to have terminated the Executive’s employment for “Cause” in the event that the Executive’s employment is terminated for any of the following reasons: (i) the commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Company; (ii) dishonesty or willful misconduct in the performance of duties; or (iii) willful violation of any law, rule or regulation in connection with the performance of duties (other than traffic violations or similar offenses); provided, that no act or failure to act shall be considered willful unless done or omitted to be done in bad faith and without reasonable belief that the action or omission was in the best interests of the Company. Notwithstanding anything contained in this Agreement to the contrary, no failure to perform by the Executive after Notice of Termination is given by the Company shall constitute Cause for purposes of this Agreement.

           (c) (i) Good Reason. The Executive may terminate his employment for "Good Reason.” For purposes of this Agreement, Good Reason shall mean the occurrence of any of the following events or conditions during the two (2) year period following a Change in Control (as defined):

                   (A) a change in the Executive’s status, title, position or responsibilities (including reporting responsibilities) which, in the Executive’s reasonable judgment, does not represent a promotion from his status, title, position or responsibilities as in effect immediately prior thereto; the assignment to the Executive of any duties or responsibilities which, in the Executive’s reasonable judgment, are inconsistent with such status, title, position or responsibilities; or any removal of the Executive from or failure to reappoint or reelect him to any of such positions, except in connection with the termination of his employment for Disability, Cause, as a result of his death or by the Executive other than for Good Reason;

                   (B) a reduction in the Executive’s Base Salary or any failure to pay the Executive any compensation or benefits to which he is entitled within five (5) days of the date due;

                   (C) a failure by the Company to increase the Executive’s Base Salary at least annually at a percentage of Base Salary no less than the average percentage increases granted to the Executive during the three most recent full years ended prior to a Change in Control;

                   (D) the failure by the Company to (i) continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or benefit plan in which the Executive was participating at the time of the Change in Control, including, but not limited to, the Company’s 401(k) Plan, the Company’s 1998 Stock Incentive Plan, or (ii) provide the Executive with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program and practice as in effect immediately prior to the Change in Control (or as in effect following the Change in Control, if greater).

                  (E) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy, of the Company;

                  (F) any material breach by the Company of any provision of this Agreement;

                  (G) any purported termination of the Executive’s employment for Cause by the Company which does not comply with the terms of Section 8 of this Agreement;

                  (H) the failure of the Company to obtain an agreement, satisfactory to the Executive, from any successor or assign of the Company to assume and agree to perform this Agreement, as contemplated in Section 13 hereof; or

                   (I) the Company requires the Executive to be based at any office located more than fifty (50) miles from the office where the Executive is currently based without the Executive’s consent.

                  (ii) The Executive's right to terminate his employment pursuant to this Section 8(c) shall not be affected by his incapacity due to physical or mental illness if such incapacity occurs after the event or condition giving rise to Executive’s right to terminate his employment pursuant to this Section 8(c).

           (d) Voluntary Termination.

                  (i) The Executive may voluntarily terminate his employment hereunder at any time.

                  (ii) The Company may terminate the Executive's employment hereunder at any time.

           (e) For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

                 (i) An acquisition (other than directly from Neff Corp. (the (Company")) of any voting securities of the Company (the “Voting Securities”) by any “Person” (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), immediately after which such Person has “Beneficial Ownership” (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty percent (30%) or more of the then outstanding Shares or the combined voting power of the Company’s then outstanding Voting Securities; provided, however, that Beneficial Ownership by any of Jorge Mas, Juan Carlos Mas, Jose Ramon Mas, or aggregate Beneficial Ownership by General Electric Capital Corporation and any of its 100% Affiliates (as defined), of thirty percent (30%) or more of the then outstanding Shares or the combined voting power of the Company’s then outstanding Voting Securities shall not constitute a Change in Control; provided further, however, in determining whether a Change in Control has occurred, Shares or Voting Securities which are acquired in a “Non-Control Acquisition” (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A “Non-Control Acquisition” shall mean an acquisition by (A) an employee benefit plan (or a trust forming a part thereof) maintained by (1) the Company or (2) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a “Subsidiary”), (B) the Company or its Subsidiaries, or (C) any Person in connection with a “Non-Control Transaction” (as hereinafter defined);

                 (ii) The individuals who, as of the date of this Agreement are members of the Board (the “Incumbent Board”), cease for any reason to constitute at least two-thirds of the members of the Board of Directors of the Company; provided, however, that if the election, or nomination for election by the Company’s common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened “Election Contest” (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a “Proxy Contest”) including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

                 (iii) The consummation of:

                   (A) A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a “Non-Control Transaction.” A “Non-Control Transaction” shall mean a merger, consolidation or reorganization of the Company where:

               (1) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least fifty percent (50%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the “Surviving Corporation”) in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

               (2) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or a corporation beneficially directly or indirectly owning a majority of the Voting Securities of the Surviving Corporation, and

                (3) no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof) that, immediately prior to such merger, consolidation or reorganization, was maintained by the Company, or any Subsidiary, or (iv) any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifty percent (50%) or more of the then outstanding Voting Securities or Shares, has Beneficial Ownership of fifty percent (50%) or more of the combined voting power of the Surviving Corporation’s then outstanding voting securities or its common stock.

                  (B) A complete liquidation or dissolution of the Company; or

                  (C) The sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

      Notwithstanding the foregoing, a Change in Control shall not be deemed to occur (i) solely because any Person (the “Subject Person”) acquired Beneficial Ownership of more than the permitted amount of the then outstanding Shares or Voting Securities as a result of the acquisition of Shares or Voting Securities by the Company which, by reducing the number of Shares or Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Shares or Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Shares or Voting Securities which increases the percentage of the then outstanding Shares or Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur or (ii) if Jorge Mas, Juan Carlos Mas, Jose Ramon Mas, Santos Fund I, LP or General Electric Capital Corporation and any of its 100% Affiliates have aggregate Beneficial Ownership immediately following the occurrence of any of the events described in clauses 8(e)(i), (ii) or (iii)(A) above of at least ten percent (10%) or more of the then outstanding Shares or the combined voting power of the Company’s then outstanding Voting Securities.

     If the Executive’s employment is terminated by the Company without Cause prior to the date of a Change in Control but the Executive reasonably demonstrates that the termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a change in control or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control which has been threatened or proposed, such termination shall be deemed to have occurred after a Change in Control for purposes of this Plan provided a Change in Control shall actually have occurred.

     For the purposes of this Agreement, “100% Affiliate” means with respect to any Person, (i) each other Person that, directly or indirectly, owns or controls one hundred percent (100%) of the stock having ordinary voting power in the election of directors of such Person, (ii) each other Person of which the stock having ordinary voting power in the election of its directors is owned or controlled one hundred percent (100%) by such Person, or (iii) each other Person of which the stock having ordinary voting power in the election of its directors is owned or controlled one hundred percent (100%) by any Person defined in clause (i) above or any of its 100% Affiliates.

          (f) Notice of Termination. Any purported termination by the Company or by the Executive shall be communicated by written Notice of Termination to the other. For purposes of this Agreement, a “Notice of Termination” shall mean a notice which indicates the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provision so indicated. For purposes of this Agreement, no such purported termination of employment shall be effective without such Notice of Termination.

           (g) Termination Date, Etc. "Termination Date" shall mean in the case of the Executive’s death, his date of death, or in all other cases, the date specified in the Notice of Termination subject to the following:

                 (i) If the Executive's employment is terminated by the Company for Cause or due to Disability, or by the Company or the Executive pursuant to Section 8(d), the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty (30) days; and

                 (ii) If the Executive's employment is terminated for Good Reason, the date specified in the Notice of Termination shall not be more than thirty (30) days from the date the Notice of Termination is given to the Company.

      9. Compensation Upon Termination. Upon termination of the Executive's employment during the term of this Agreement (including any extensions thereof), the Executive shall be entitled to the following benefits:

           (a) If the Executive's employment is terminated by the Company for Cause or Disability or by the Executive (other than for Good Reason), or by reason of the Executive’s death, the Company shall pay the Executive all amounts earned or accrued hereunder through the Termination Date but not paid as of the Termination Date, including (i) Base Salary, (ii) reimbursement for any and all monies advanced or expenses incurred in connection with the Executive’s employment for reasonable and necessary expenses incurred by the Executive on behalf of the Company for the period ending on the Termination Date, (iii) vacation pay, (iv) any bonuses or incentive compensation and (v) any previous compensation which the Executive has previously deferred (including any interest earned or credited thereon) (collectively, “Accrued Compensation”). In addition to the foregoing, if the Executive’s employment is terminated by the Company for Disability or by reason of the Executive’s death, the Company shall pay to the Executive or his beneficiaries as severance pay each month for the two (2) years immediately following the date of termination an amount in cash equal to the difference, if any, between (i) the sum of (y) the amount of payments Executive receives or will receive during that month pursuant to the disability insurance policies maintained by the Company for Executive’s benefit and (z) the adjustment described in the next sentence and (ii) Executive’s base monthly salary on the date of termination due to Disability. The adjustment referred to in clause (z) of the preceding sentence is the amount by which any tax-exempt payments referred to in clause (y) would need to be increased if such payments were subject to tax in order to make the after-tax proceeds of such payments equal to the actual amount of such tax-exempt payments. The Executive’s entitlement to any other compensation or benefits shall be determined in accordance with the Company’s employee benefit plans and other applicable programs and practices then in effect.

           (b) If the Executive's employment by the Company shall be terminated by the Executive for Good Reason, then the Executive shall be entitled to the benefits provided below:

                 (i) the Company shall pay the Executive all Accrued Compensation;

                (ii) the Company shall pay the Executive as severance pay and in lieu of any further salary for periods subsequent to the Termination Date, in a single payment an amount in cash equal to one (1) times the sum of (A) the Executive’s Base Salary at the highest rate in effect at any time within the ninety (90) day period ending on the date the Notice of Termination is given (or if the Executive’s employment is terminated after a Change in Control, the Executive’s Base Salary immediately prior to the Change in Control, if greater) and (B) the “Bonus Amount.” The term “Bonus Amount” shall mean the greater of (x) the greatest amount of the cash awards received by the Executive during any of the three fiscal years immediately preceding the Termination Date or (y) the Target Amount of the Executive’s cash bonus for the year in which the Executive’s employment is terminated;

                 (iii) for a period of thirty-six (36) months following such termination, the Company shall at its expense continue on behalf of the Executive and his dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits which were being provided to the Executive at the time Notice of Termination is given (or, if the Executive is terminated following a Change in Control, the benefits provided to the Executive at the time of the Change in Control, if greater). The benefits provided in this Section 9 (b) (iii) shall be no less favorable to the Executive, in terms of amounts and deductibles and costs to him, than the coverage provided the Executive under the plans providing such benefits at the time Notice of Termination is given (or, if the Executive is terminated following a Change in Control, at the time of the Change in Control if more favorable to the Executive). The Company’s obligation hereunder with respect to the foregoing benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer’s benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverage of the combined benefit plans is no less favorable to the Executive, in terms of amounts and deductibles and costs to him, than the coverage required to be provided hereunder. This Subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive or his dependents may be entitled under any of the Company’s employee benefit plans, programs or practices following the Executive’s termination of employment, including, without limitation, retiree medical and life insurance benefits; and

                 (iv) all restrictions on any outstanding award (including restricted stock and performance stock awards) granted to the Executive shall lapse and such awards shall become fully (100%) vested immediately, assuming all performance targets and goals (if applicable) had been fully met by the Company and by the Executive, as applicable, for such year, and all stock options and stock appreciation rights granted to the Executive shall become fully (100%) vested and shall become immediately exercisable.

          (c) In addition to the payment provided for in Section 9(a), if (i) the Executive’s employment is terminated by the Executive (other than for Good Reason) and (ii) the Company does not waive the provisions of Section 15 hereof, the Company shall pay the Executive as severance pay and in lieu of any further salary for periods subsequent to the Termination Date, an amount in cash equal to one-half (1/2) times the Executive’s Base Salary at the highest rate in effect at any time within the ninety (90) day period ending on the date the Notice of Termination is given.

           (d) If the Executive's employment by the Company shall be terminated by the Company other than for Cause, death or Disability, then the Executive shall be entitled to the benefits provided below:

                   (i) the Company shall pay the Executive all Accrued Compensation; and

                 (ii) if the Company does not waive the provisions of Section 15 hereof, the Company shall pay the Executive as severance pay and in lieu of any further salary for periods subsequent to the Termination Date, an amount in cash equal to one (1) times the Executive’s Base Salary at the highest rate in effect at any time within the ninety (90) day period ending on the date the Notice of Termination is given.

          (e) The amounts provided for in Sections 9(a) and 9(b)(i), (ii) and (iv) shall be paid within ten (10) days after the Executive’s Termination Date. The amounts provided for in Section 9(c) and Section 9(d) may be paid, at the Company’s option, within ten (10) days after the Executive’s Termination Date or in accordance with the Company’s customary practices applicable to its senior executives for the year following termination of the Executive’s employment.

          (f) The Executive shall not be required to mitigate the amount of any payment, benefit or other Company obligation provided for in this Agreement by seeking other employment or otherwise and no such payment, benefit or other Company obligation shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

     10. Intentionally Omitted.

     11. Unauthorized Disclosure. The Executive shall not make any Unauthorized Disclosure. For purposes of this Agreement, “Unauthorized Disclosure” shall mean disclosure by the Executive without the consent of the Board to any person, other than an employee of the Company or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an executive of the Company or as may be legally required, of any confidential information obtained by the Executive while in the employ of the Company (including, but not limited to, any confidential information with respect to any of the Company’s customers or methods of distribution) the disclosure of which he knows or has reason to believe will be materially injurious to the Company; provided, however, that such term shall not include the use or disclosure by the Executive, without consent, of any information known generally to the public (other than as a result of disclosure by him in violation of this Section 11) or any information not otherwise considered confidential by a reasonable person engaged in the same business as that conducted by the Company.

      12. Indemnification.

          (a) General. The Company agrees that if the Executive is made a party or threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Proceeding”), by reason of the fact that the Executive is or was a director or officer of the Company or any subsidiary thereof or is or was serving at the request of the Company or any subsidiary thereof as a director, officer, member, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, including, without limitation, service with respect to employee benefit plans, whether or not the basis of such Proceeding is alleged action in an official capacity as a director, officer, member, employee or agent while serving as a director, officer, member, employee or agent, the Executive shall be indemnified and held harmless by the Company to the fullest extent authorized by Florida law, as the same exists or may hereafter be amended, against all Expenses (as hereinafter defined) incurred or suffered by the Executive in connection therewith, and such indemnification shall continue as to the Executive even if the Executive has ceased to be an officer, director, or agent, or is no longer employed by the Company and shall inure to the benefit of his heirs, executors and administrators; provided, however, that the Executive shall not be so indemnified for any Proceeding which shall have been adjudicated to have arisen out of or been based upon his willful misconduct, bad faith, gross negligence or reckless disregard of duty or his failure to act in good faith in the reasonable belief that his action was in the best interests of the Company.

          (b) Expenses. As used in this Agreement, the term "Expenses" shall include, without limitation, damages, losses, judgments, liabilities, fines, penalties, excise taxes, settlements, and costs, attorneys’ fees, accountants’ investigations, and any expenses of establishing a right to indemnification under this Agreement.

           (c) Enforcement. If a claim or request for indemnification under this Section 12 is not paid by the Company or on its behalf, within thirty (30) days after a written claim or request has been received by the Company, the Executive may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim or request and if successful in whole or in part, the Executive shall be entitled to be paid also the expenses of prosecuting such suit, in accordance with Section 14 hereof. All obligations for indemnification hereunder shall be subject to, and paid in accordance with, applicable Florida law.

           (d) Partial Indemnification. If the Executive is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of any Expenses, but not, however, for the total amount thereof, the Company shall nevertheless indemnify the Executive for the portion of such Expenses to which Executive is entitled.

          (e) Advances of Expenses. Expenses incurred by the Executive in connection with any Proceeding shall be paid by the Company in advance upon request of the Executive that the Company pay such Expenses and upon the Executive’s delivery of an undertaking to reimburse the Company for Expenses with respect to which the Executive is not entitled to indemnification.

          (f) Notice of Claim. The Executive shall give to the Company notice of any claim made against him for which indemnification will or could be sought under this Agreement, but the failure of the Executive to give such notice shall not relieve the Company of any liability the Company may have to the Executive except to the extent that the Company is prejudiced thereby. In addition, the Executive shall give the Company such information and cooperation as it may reasonably require and as shall be within the Executive’s power and at such time and places as are convenient for the Executive.

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

                 (iii) The Company shall not be liable to indemnify the Executive under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent. The Company shall not settle any action or claim in any manner which would not include a full and unconditional release of the Executive without the Executive’s prior written consent. Neither the Company nor the Executive will unreasonably withhold or delay their consent to any proposed settlement.

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

     13. Successors and Assigns.

           (a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its successors and assigns and the Company shall require any successor or assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. The term “the Company” as used herein shall include such successors and assigns. The term “successors and assigns” as used herein shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

           (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive’s legal personal representative.

     14. Fees and Expenses. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (a) the Company and the Executive entering into this Agreement, (b) the Executive’s termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) or (c) the Executive’s seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company under which the Executive is or may be entitled to receive benefits.

     15. Covenant Not to Compete

                 (a) The Executive agrees that during the term of this Agreement and for one (1) year subsequent to termination of Executive’s employment with the Company for any reason (the “Non-Compete Term”) the Executive shall not:

                 (i) Either directly or indirectly, for himself or on behalf of or in conjunction with any other person, persons, company, firm, partnership, corporation, business, group or other entity (each, a “Person”), engage in any business or activity, whether as an employee, consultant, partner, principal, agent, representative, stockholder or other individual, corporate, or representative capacity, or render any services or provide any advice or substantial assistance to any business, person or entity, if such business, person or entity, directly or indirectly will in any way compete with the Company (a “Competing Business”). Without limiting the generality of the foregoing, for purposes of this Section 15, it is understood that Competing Businesses shall include any business which rents or sells construction or industrial equipment or engages in the sale of maintenance, repair or operating supplies; provided, however, that notwithstanding the foregoing, the Executive may make passive investments in up to 2% of the outstanding publicly traded common stock of an entity which operates a Competing Business.

                 (ii) Either directly or indirectly, for himself or on behalf of or in conjunction with any other Person, solicit, hire or divert any Person who is, or who is, at the time of termination of the Executive’s employment, or has been within six (6) months prior to the time of termination of Executive’s employment, an employee of the Company or any of its subsidiaries for the purpose or with the intent of enticing such employee away from the employ of the Company or any of its subsidiaries.

                 (iii) Either directly or indirectly, for himself or on behalf of or in conjunction with any other Person, solicit, hire or divert any Person who is, or who is, at the time of termination of the Executive’s employment, or has been within six (6) months prior to the time of termination of Executive’s employment, a customer or supplier of the Company or any of its subsidiaries for the purpose or with the intent of (A) inducing or attempting to induce such Person to cease doing business with the Company or (B) in any way interfering with the relationship between such Person and the Company.

           (b) Because of the difficulty of measuring economic losses to the Company as a result of a breach of the foregoing covenants, and because of the immediate and irreparable damage that could be caused to the Company for which it would have no other adequate remedy, the Executive agrees (i) that the foregoing covenants, in addition to and not in limitation of any other rights, remedies or damages available to the Company at law, in equity or under this Agreement, may be enforced by the Company in the event of the breach or threatened breach by the Executive, by injunctions and/or restraining orders and (ii) to pay the sum of one thousand dollars ($1,000) per day for each day during which the Executive is in breach of such covenants as liquidated damages or, if greater, the amount of damages the Company can reasonably demonstrate it incurred as a result of such breach. The Company and Executive agree that the dollar amount in clause (ii) of the preceding sentence represents the product of their good faith negotiations. If the Company is involved in court or other legal proceedings to enforce the covenants contained in this Section 15, then in the event the Company prevails in such proceedings, the Executive shall be liable for the payment of reasonable attorneys’ fees, costs and ancillary expenses incurred by the Company in enforcing its rights hereunder.

            (c) The covenants in this Section 15 are severable and separate, and the unenforceability of any specific covenant shall not affect the provisions of any other covenant. Moreover, in the event any court of competent jurisdiction shall determine that the scope, time or territorial restrictions set forth herein are unreasonable, then it is the intention of the parties that such restrictions be enforced to the fullest extent that such court deems reasonable, and the Agreement shall thereby be reformed to reflect the same.

           (d) All of the covenants in this Section 15 shall be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Company whether predicated on this Agreement or otherwise shall not constitute a defense to the enforcement by the Company of such covenants. It is specifically agreed that the period following the termination of the Executive’s employment with the Company during which the agreements and covenants of the Executive made in this Section 15 shall be effective, shall be computed by excluding from such computation any time during which the Executive is in violation of any provision of this Section 15.

           (e) Notwithstanding any of the foregoing, if any applicable law, judicial ruling or order shall reduce the time period during which the Executive shall be prohibited from engaging in any competitive activity described in Section 15 hereof, the period of time for which the Executive shall be prohibited pursuant to Section 15 hereof shall be the maximum time permitted by law.

     16. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the President. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

      17. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive’s continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its subsidiaries and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company or any of its subsidiaries. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or any of its subsidiaries shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

      18. Settlement of Claims. The Company’s obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

      19. Survival. The agreements and obligations of the Company and the Executive made in Sections 9, 11, 12, 14, 15, 19, and 20 of this Agreement shall survive the expiration or termination of this Agreement.

      20. Federal Income Tax Withholding. The Company may withhold from any benefits payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

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

      23. Jurisdiction and Venue. Each of the parties to this Agreement hereby (a) consents to personal jurisdiction in any suit, claim, action or proceeding relating to or arising under this Agreement which is brought in any local or federal court in the State of Florida, (b) consents to service of process upon such party in the manner set forth in Section 16 hereof, and (c) waives any objection such party may have to venue in any such Florida court or to any claim that any such Florida court is an inconvenient forum.

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

          IN WITNESS WHEREOF, the Company has caused this Amended and Restated Employment Agreement to be executed by its duly authorized officer and the Executive has executed this Amended and Restated Employment Agreement as of the day and year first above written.

NEFF CORP.

By:___________________
Name:
Title:

PETER G. GLADIS

/s/ Peter Gladis
----------------