Form 10-Q
period 2002-03-31
NEFF CORP
filed 2002-05-15
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

__________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number: 001-14145

__________________________

NEFF CORP.

__________________________

(Exact Name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

Internal Revenue Service - Employer No. 65-0626400

3750 N.W. 87th Avenue, Suite 400, Miami, Florida 33178
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:(305) 513-3350

__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at May 1, 2002.

Neff Corp.
Quarterly Report on Form 10-Q
For the Quarter ended
March 31, 2002

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2002 and December 31,
2001 (Unaudited)..............................................................................................................	3
Condensed Consolidated Statements of Operations for the three months ended
March 31, 2002 and 2001 (Unaudited).....................................................................	4
Condensed Consolidated Statements of Cash Flows for the three months
Ended March 31, 2002 and 2001 (Unaudited)...........................................................	5
Notes to Condensed Consolidated Financial Statements (Unaudited)..................	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.........................................................................................................................	9
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K...................................................................................	17
SIGNATURE ..............................................................................................................................................	18

PART I.      Financial Information

Item 1.      Financial Statements

NEFF CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

                                                                 March 31,  December 31,
                                                                    2002        2001
                                                                  --------    --------
                             ASSETS
 Cash and cash equivalents  .....................................$     180   $   4,305
 Accounts receivable, net of allowance for doubtful accounts of
      $3,315 in 2002 and $2,947 in 2001  ........................   29,378      31,458
 Inventories  ...................................................    2,290       2,415
 Rental equipment, net  .........................................  248,205     258,391
 Property and equipment, net ....................................   20,333      21,790
 Goodwill, net ..................................................   82,296      82,296
 Prepaid expenses and other assets ..............................   13,606      13,802
                                                                  --------    --------
           Total assets  ........................................$ 396,288   $ 414,457
                                                                  ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
      Accounts payable ..........................................$   7,199   $  10,067
      Accrued expenses ..........................................   38,183      22,997
      Credit facility  ..........................................  110,886     118,217
      Senior subordinated notes .................................  174,339     198,967
      Capitalized lease obligations .............................        -          38
                                                                  --------    --------
           Total liabilities.....................................  330,607     350,286
                                                                  --------    --------
 Commitments and contingencies

 Stockholders' equity
      Class A Common Stock; $.01 par value; 100,000 shares
        authorized;  16,065 shares issued and outstanding........      161         161
      Class B Special Common Stock; $.01 par value, liquidation
        preference $11.67; 20,000 shares authorized; 5,100 shares
        issued and outstanding ..................................       51          51
      Additional paid-in capital ................................  127,759     127,759
      Accumulated deficit .......................................  (62,290)    (63,800)
                                                                  --------    --------
           Total stockholders' equity ...........................   65,681      64,171
                                                                  --------    --------
           Total liabilities and stockholders' equity ...........$ 396,288  $  414,457
                                                                  ========    ========
       The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

                                                                For the Three
                                                            Months Ended March 31,
                                                           ----------------------
                                                              2002        2001
                                                           ----------  ----------
 Revenues
        Rental revenues ................................... $ 36,946    $ 43,619
        Equipment sales ...................................    3,681      11,976
        Parts and service .................................    2,775       3,600
                                                            --------    --------
           Total revenues .................................   43,402      59,195
                                                            --------    --------
Cost of revenues
        Cost of equipment sold ............................    3,147       9,883
        Depreciation of rental equipment ..................   10,312      10,918
        Maintenance of rental equipment....................   14,360      15,409
        Costs of parts and service  .......................    1,628       2,432
                                                            --------    --------
           Total cost of revenues .........................   29,447      38,642
                                                            --------    --------
 Gross profit  ............................................   13,955      20,553
                                                            --------    --------
 Other operating expenses
        Selling, general and administrative expenses ......   12,502      14,803
        Other depreciation and amortization ...............    1,739       2,685
        Recovery of costs incurred to sell the company ....   (1,752)          -
        Branch closure and other related costs ............        -       9,128
                                                            --------    --------
           Total other operating expenses .................   12,489      26,616
                                                            --------    --------
 Income (loss) from operations ............................    1,466      (6,063)
                                                            --------    --------
 Other expenses
        Interest expense...................................    6,501       8,268
        Amortization of debt issue costs ..................      480         406
                                                            --------    --------
           Total other expenses  ..........................    6,981       8,674
                                                            --------    --------
 Loss before extraordinary item ...........................   (5,515)    (14,737)
 Extraordinary gain on debt extinguishment.................    7,025           -
                                                            --------    --------
 Net income (loss)......................................... $  1,510   $ (14,737)
                                                            ========    ========
 Basic and diluted income (loss) per common share:
        Loss before extraordinary item .................... $  (0.26)   $  (0.70)
        Extraordinary gain on debt extinguishment..........     0.33           -
                                                            --------    --------
        Net income (loss) ................................. $   0.07    $  (0.70)
                                                            ========    ========
 Weighted average common shares outstanding:
        Basic and diluted  ................................   21,165      21,165
                                                            ========    ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                  For the Three
                                                               Months Ended March 31,
                                                              ------------------------
                                                                  2002         2001
 Cash Flows from Operating Activities                           --------     --------
 Net income (loss)  ............................................$  1,510    $ (14,737)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
        Depreciation and amortization ..........................  12,531       14,009
        Gain on sale of equipment...............................    (534)      (2,093)
        Extraordinary gain on debt extinguishment ..............  (7,025)           -
        Recovery of costs incurred to sell the company .........  (1,752)           -
        Change in operating assets and liabilities
             Accounts receivable ...............................   2,080        1,893
             Other assets  .....................................    (745)      (1,243)
             Accounts payable and accrued expenses .............     (21)       3,359
                                                                --------     --------
                Net cash provided by operating activities ......   6,044        1,188
                                                                --------     --------
 Cash Flows from Investing Activities
 Purchases of rental equipment .................................  (2,874)      (8,123)
 Proceeds from sale of rental equipment ........................   3,681       11,976
 (Purchases) sales of property and equipment  ..................     (95)         305
                                                                --------     --------
                Net cash provided by investing activities ......     712        4,158
                                                                --------     --------
 Cash Flows from Financing Activities
 Net repayments under credit facility...........................  (7,331)      (5,870)
 Repurchase of senior subordinated notes .......................  (3,512)           -
 Repayments under capitalized lease obligations ................     (38)        (184)
                                                                --------     --------
                Net cash used in financing activities .......... (10,881)      (6,054)
                                                                --------     --------
 Net decrease in cash and cash equivalents  ....................  (4,125)        (708)
 Cash and cash equivalents, beginning of period ................   4,305        3,102
                                                                --------     --------
 Cash and cash equivalents, end of period ......................$    180     $  2,394
                                                                ========     ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of Neff Corp. and subsidiary (the “Company” or "Neff") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2002 and 2001, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be reported for the year ending December 31, 2002.

     All material intercompany transactions and balances have been eliminated in consolidation. No tax provision was recorded for the quarter ending March 31, 2002 as the Company does not anticipate that it will have net income from operations for the year ending December 31, 2002. No tax benefit was recorded for the quarter ending March 31, 2001, due to uncertainty regarding the realization of the tax benefit.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations; among other things, and applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company did not enter into any business combinations during 2001 or the first quarter of 2002. The Company adopted SFAS 142 on January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 requires the Company to complete the initial step of a transitional impairment test within six months of adoption and to complete the final step of the transitional impairment test by the end of the fiscal year of adoption. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle. Because the Company adopted SFAS 142 at the beginning of fiscal year 2002, no amortization of goodwill has been recorded for the three months ended March 31, 2002. For the three months ended March 31, 2001, goodwill amortization was approximately $0.6 million or $0.03 per diluted share. Net loss for the three months ended March 31, 2001 would have been $(14.1) million or $(0.67) per diluted share, if the recorded goodwill amortization were added back. As of March 31, 2002 the Company has not yet completed the initial step of the transitional impairment test, and therefore has made no determination of any impairment charges that could result from the adoption of SFAS 142.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002; however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS 143 on its financial position and results of operations.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 on its financial position and results of operations.

Liquidity

     The Company's revolving credit facility (the "Credit Facility") and the indentures (the "Indentures") governing Neff's senior subordinated notes (the "Notes") require the Company to maintain specified financial ratios. These covenants may significantly limit the Company's ability to respond to changing business and economic conditions and to secure additional financing, and the Company may be prevented from engaging in transactions, including acquisitions, that might be considered important to the Company's business strategy or otherwise beneficial to Neff. Neff's ability to comply with the restrictive covenants in the Credit Facility and the Indentures may be affected by events that are beyond Neff's control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, Neff's lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under the Indentures or the holders of the Indentures may declare the principal of and accrued interest on the Indentures to be due and payable. A default that is not cured or that can not be cured under the Credit Facility would constitute a default under the Indentures, and vice versa. The Company cannot assure you that it would be able to repay all amounts due under the Credit Facility or the Indentures in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures. As of March 31, 2002, Neff was in compliance with all restrictive covenants under the Credit Facility and the Indentures. However, if the Company’s revenues for 2002 are less than expected or if the Company’s expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one of the financial covenants in its Credit Facility that depend on the Company’s operating results.

NOTE 2 - RECLASSIFICATIONS

     Certain amounts for the prior year have been reclassified to conform with the current year presentation.

NOTE 3 -SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           For the Three
                                                       Months Ended March 31,
                                                       ----------------------
                                                         2002         2001
                                                       --------     --------
                                                            (in thousands)

       Cash paid for interest ..........................$  2,400    $  5,267
                                                        ========    ========
       Repurchase of Senior Subordinated Notes:
            Total purchase price of Notes ..............$ 16,921   $       -
            Payable to broker .......................... (13,409)          -
                                                         --------   --------
            Cash paid for Notes  .......................$  3,512   $       -
                                                         ========   ========

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 -EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net income (loss) and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                                For the Three
                                                             Months Ended March 31,
                                                             ---------------------
                                                                2002       2001
                                                             ---------  ----------
 Net income (loss) ...........................................$  1,510  $ (14,737)
                                                              ========   ========
 Number of shares:
   Weighted average common shares - basic and diluted (1).....  21,165     21,165
                                                              ========   ========
 Basic and diluted income (loss) per common share:
   Loss before extraordinary item ............................$  (0.26)  $  (0.70)
   Extraordinary gain on debt extinguishment .................    0.33          -
                                                              --------   --------
   Net income (loss) .........................................$   0.07   $  (0.70)
                                                              ========   ========
--------------
(1)      Effects  of  employee  stock  options  for the three  months  ended
         March 31,  2002 and 2001 were not  included  as they were anti-dilutive due to losses from continuing operations.

NOTE 5 – RECOVERY OF COSTS TO SELL THE COMPANY

     The Company recorded costs of $4.3 million during the fourth quarter of 2000 to recognize costs incurred in its efforts to sell the Company. During the first quarter of 2002, the Company negotiated a reduction of those costs of approximately $1.8 million.

NOTE 6 – EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

     During the first quarter of 2002, the Company repurchased Notes with an aggregate principal amount of $24.7 million or 12.3% of the total Notes issued by the Company. The Notes traded at a discount to face value, therefore the Company recognized an extraordinary gain on debt extinguishment of approximately $7.0 million or $0.33 per diluted share. The extraordinary gain did not include any amount for taxes as the Company does not anticipate that it will have income from continuing operations during the year and losses from continuing operations will offset the extraordinary gain. The Company purchased the Notes for an aggregate purchase price of $16.9 million. The purchase price was paid for with $3.5 million in cash and $13.4 million in a payable to the broker as of March 31, 2002, which was paid in the second quarter of 2002.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – SUBSEQUENT EVENTS

      During April 2002, the Company repurchased an additional $19.0 million aggregate principal amount of Notes for a purchase price of $13.1 million.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis compares the quarter ended March 31, 2002 to the quarter ended March 31, 2001 and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001.

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

      Any forward-looking statements speak only as of the date on which the statement is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances occurring after the date on which the statement is made. New factors that may affect our operating results emerge from time to time, and it is not possible for management to predict the materialization of all new factors. Further, management cannot assess the impact of each factor on our business or the extent to which any factor, or combinations of factors, may cause our actual results to differ materially from those discussed in any forward-looking statements. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission.

Overview

     Neff Corp. (“Neff”, “we”, “us” or the “Company”) is one of the largest equipment rental companies in the United States, with 74 rental locations in 16 states as of March 31, 2002.

     The Company derives revenue from (1) the rental of equipment, (2) sales of new and used equipment and (3) sales of parts and service. Our primary source of revenue is the rental of equipment to construction and industrial customers.

     Growth in rental revenue is dependent upon several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and the general economic environment. The level of new and used equipment sales is primarily a function of the supply and demand for such equipment, price and general economic conditions. The age, quality and mix of our rental fleet also affect revenues from the sale of used equipment. Revenues derived from the sale of parts and service generally correlate with sales of new equipment.

     As part of our strategy to improve utilization and return on fleet investments, we plan to reduce our short term capital expenditures on fleet assets during 2002 in order to apply operating cash flow to pay down debt. The reduction in capital expenditures could lead to a reduction in used equipment sales as we age the fleet and seek to maximize return on existing fleet investments. We will also continue to carefully analyze the market potential of each branch and may close branches that are not generating adequate return on investment or are in a market that we do not believe has significant future potential.

     We own and lease rental equipment fleet for our operations. As of March 31, 2002 we owned rental fleet assets with a net book value of $248.2 million. We also lease rental fleet under operating leases that had an original cost of $54.2 million.

     Cost of revenues include cost of equipment sold, depreciation and maintenance costs of rental equipment and cost of parts and service. Cost of equipment sold consists of the net book value of rental equipment at the time of sale and cost for new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis, as well as operating lease payments made on leased fleet. Costs of parts and service represents costs attributable to the sale of parts directly to customers and service provided for the repair of customer owned equipment.

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

     During the first quarter of 2002, the Company repurchased Senior Subordinated Notes (the “Notes”) with an aggregate principal amount of $24.7 million or 12.3% of the total Notes issued by the Company. The Notes traded at a discount to face value, therefore the Company recognized an extraordinary gain on the retirement of the Notes purchased of approximately $7.0 million or $0.33 per diluted share. The extraordinary gain did not include any amount for taxes as the Company does not anticipate that it will have income from continuing operations during the year and losses from continuing operations will offset the extraordinary gain. The Company purchased the Notes for an aggregate purchase price of $16.9 million. The purchase price was paid for with $3.5 million in cash and $13.4 million in a payable to the broker as of March 31, 2002, which was paid in the second quarter of 2002. During April 2002, the Company repurchased an additional $19.0 million aggregate principal amount of Notes for a purchase price of $13.1 million.

      The Company recorded costs of $4.2 million during the fourth quarter of 2000 to recognize costs incurred in its efforts to sell the Company. During the first quarter of 2002, the Company negotiated a reduction of those costs of approximately $1.8 million.

Results of Operations

     Management believes that the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company’s results of operations may fluctuate from period to period in the future as a result of the cyclical nature of the industry in which the Company operates.

First Quarter Ended March 31, 2002 Compared to First Quarter Ended March 31, 2001 (in thousands, except percent data)

     Revenues.      Total revenues for the quarter ended March 31, 2002 decreased to $43,402 from $59,195 for the quarter ended March 31, 2001. The decrease in total revenues is primarily attributable to a decrease in equipment sales of $8,295 and a decrease in rental revenues of $6,673. The decrease in equipment sales is the result of our ongoing strategy to reduce equipment sales in order to minimize capital expenditures. The decrease in rental revenues is attributable to closing 9 branches during 2001 as well as a decrease in same store rental revenues of 11.2% for the quarter.

     Gross Profit.      Gross profit for the quarter ended March 31, 2002 decreased 32.1% to $13,955 or 32.2% of total revenues from $20,553 or 34.7% of total revenues for the quarter ended March 31, 2001. The decrease in gross profit is largely due to declining rental margins and a reduction in the volume and margin earned on equipment sales. Rental margins continue to be affected by the competitive pricing environment in many of the Company’s markets.

     Selling, General and Administrative Expenses.      Selling, general and administrative expenses for the quarter ended March 31, 2002 decreased 15.5% to $12,502 or 28.8% of total revenues from $14,803 or 25.0% of total revenues for the quarter ended March 31, 2001. The decrease in selling, general and administrative expenses is primarily attributable to branch closures during fiscal year 2001 and a continued effort to reduce expenses.

     Interest Expense.      Interest expense for the quarter ended March 31, 2002 decreased 21.4% to $6,501 from $8,268 for the quarter ended March 31, 2001. The decrease is primarily attributable to repayments of indebtedness under our revolving credit facility (the “Credit Facility”) and reductions in interest rates for the Credit Facility.

Liquidity and Capital Resources (in thousands)

     For the three months ended March 31, 2002, net cash flows provided by operating activities was $6,044, compared to net cash provided by operating activities of $1,188 for the three months ended March 31, 2001. This increase is primarily attributable to changes in working capital associated with the operations of the Company.

     Net cash provided by investing activities for the three months ended March 31, 2002 was $712 as compared to $4,158 for the same period of the prior year. This decrease in cash provided is primarily attributable to a decrease in the amount of equipment sales during the first quarter of 2002 compared with the prior year.

     Net cash used in financing activities was $10,881 for the three months ended March 31, 2002, as compared to $6,054 for the same period in the prior year. The increase in net cash used in financing activities is primarily attributable to cash used to repurchase Notes during the first quarter of 2002 and increased repayments made under the Credit Facility. As of March 31, 2002, the Company had approximately $56,214 available under its Credit Facility.

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

We have a substantial amount of debt

     As of April 30, 2002, we had total indebtedness of approximately $290.4 million. The degree to which Neff is leveraged could have important consequences to holders of our common stock including, but not limited to:

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

The terms of our current indebtedness restrict our operations

     Our ability to finance future acquisitions, start-ups and internal growth is limited by the covenants contained in our Credit Facility and in the indentures governing the Notes (the “Indentures”). These covenants restrict our ability, among other things to:

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

     Our ability to comply with the restrictive covenants in our Credit Facility and the Indentures may be affected by events that are beyond our control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, our lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under the Indentures or the holders of our Indentures may declare the principal of and accrued interest on the Indentures to be due and payable. A default that is not cured or that can not be cured under our Credit Facility would constitute a default under the Indentures, and vice versa. We cannot assure you that we would be able to repay all amounts due under the Credit Facility or the Indentures in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures. As of March 31, 2002, we were in compliance with all restrictive covenants under the Credit Facility and the Indentures. However, if the Company’s revenues for 2002 are less than expected or if the Company’s expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one of the financial covenants in its Credit Facility that depend on the Company’s operating results.

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

  disruptions of our ongoing business;

  difficulty in maintaining uniform standards, controls, procedures and policies;

  potential negative impact on results of operations due to amortization of intangible assets acquired other than goodwill or assumption of liabilities;

  risks associated with entering markets with which we have limited previous experience; and

  diversion of management attention.

     We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock. Additional equity issued in connection with future acquisitions could result in dilution of our stockholders’ equity interest. Fluctuations in our stock price may make acquisitions more expensive or prevent us from being able to complete acquisitions on terms that are acceptable to us.

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

Our principal stockholders have substantial control over our affairs

     Neff is controlled by members of the Mas family. Juan Carlos Mas, our Chief Executive Officer, his brothers Jorge Mas and Jose Ramon Mas, who are also members of our board of directors, and Santos Fund I, L.P. (“Santos”), a limited partnership controlled by the Mas family beneficially own approximately 44.9% of our common stock. In addition, General Electric Capital Corporation (“GE Capital”) owns Class B Special common stock that represents 24.1% of the outstanding equity of Neff. Neff, GE Capital, Santos and the Mas family have entered into a Stockholders’ Agreement. The agreement provides that if GE Capital transfers common stock representing 15% or more of the equity of Neff to a third party, the parties to the agreement will cause Neff’s Board of Directors to increase by one member and will cause the nominee designated by the purchaser of GE Capital’s common stock to be elected as the additional director.

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

PART II.      OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          Exhibits                                        Description

          10.1                                               First Amendment to Loan and Security Agreement By and Among Neff Corp., Neff Rental Inc.
                                                                and Fleet Capital Corporation as collateral and administrative agent for the lenders thereto, dated as of May 10, 2002.

(b)      The Company did not file any reports on Form 8-K during the first quarter of 2002.

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
                                                                                                             MARK H. IRION
                                                                                                             Chief Financial Officer
                                                                                                             On behalf of the Registrant and as
                                                                                                             Principal Financial and Accounting Officer

EXHIBIT INDEX

          Exhibits                                        Description

          10.1                                               First Amendment to Loan and Security Agreement By and Among Neff Corp., Neff Rental Inc.
                                                                and Fleet Capital Corporation as collateral and administrative agent for the lenders thereto, dated as of May 10, 2002.

FIRST AMENDMENT TO LOAN AND SECURITY AGREEMENT

     THIS FIRST AMENDMENT TO LOAN AND SECURITY AGREEMENT (this “Amendment”) is made and entered into this 10th day of May, 2002, by and among NEFF CORP. (“Neff”), a Delaware corporation, and NEFF RENTAL, INC. (“Rental”), a Florida corporation, each with its chief executive office and principal place of business at 3750 N.W. 87th Avenue, Suite 400, Miami, Florida 33178 (Neff and Rental being referred to collectively as “Borrowers,” and individually as a “Borrower”); various financial institutions (“Lenders”); and FLEET CAPITAL CORPORATION, a Rhode Island corporation with an office at 300 Galleria Parkway, Suite 800, Atlanta, Georgia 30339, in its capacity as collateral and administrative agent for the Lenders (together with its successors in such capacity, “Agent”).

Recitals:

     Agent, Lenders and Borrowers are parties to a certain Loan and Security Agreement dated December 19, 2001 (as at any time amended, the “Loan Agreement”) pursuant to which Lenders have made certain revolving credit and term loans to Borrowers.

     Borrowers have requested that Agent and Lenders modify certain provisions of the Loan Agreement. Agent and Lenders are willing to modify the Loan Agreement on the terms set forth herein.

     The parties desire to amend the Loan Agreement as hereinafter set forth.

     NOW, THEREFORE, for TEN DOLLARS ($10.00) in hand paid and other good and valuable consideration, the receipt and sufficiency of which are hereby severally acknowledged, the parties hereto, intending to be legally bound hereby, agree as follows:

      1.      Definitions.      All capitalized terms used in this Amendment, unless otherwise defined herein, shall have the meaning ascribed to such terms in the Loan Agreement.

      2.      Amendments to Loan Agreement.       The Loan Agreement is hereby amended as follows:

          (a)      By deleting Sections 9.3.1, 9.3.2 and 9.3.4 of the Loan Agreement in their entireties and by substituting the following new Sections 9.3.1, 9.3.2 and 9.3.4 in lieu thereof:

               9.3.1.      Leverage Ratio. Maintain a Consolidated Leverage Ratio as of the end of each Fiscal Quarter of not greater than the ratio set forth below for Fiscal Quarter corresponding thereto, calculated at the end of each such Fiscal Quarter for the immediately preceding 4 Fiscal Quarters, commencing with the Fiscal Quarter ending June 30, 2002:

                  Period                                                 Ratio
                  ------                                                 -----

                  Each Fiscal Quarter ending June 30, 2002,            4.95 to 1.0
                  September 30, 2002, and December 31, 2002

                  Fiscal Quarters ending March 31, 2003, and           4.75 to 1.0
                  June 30, 2003

                  Fiscal Quarters ending September 30, 2003,           4.50 to 1.0
                  and December 31, 2003

                  Each Fiscal Quarter ending March 31, 2004,           4.25 to 1.0
                  June 30, 2004, and September 30, 2004

                  Fiscal Quarter ending December 31, 2004 and          3.80 to 1.0
                  each Fiscal Quarter thereafter

               9.3.2.      Interest Coverage Ratio. Maintain a Consolidated Interest Coverage Ratio as of the end of each Fiscal Quarter of not less than the ratio set forth below for Fiscal Quarter corresponding thereto, calculated at the end of each such Fiscal Quarter for the immediately preceding 4 Fiscal Quarters, commencing with the Fiscal Quarter ending June 30, 2002:

                    Period                                              Ratio
                    ------                                              -----

                  Each Fiscal Quarter ending June 30, 2002,            2.10 to 1.0
                  September 30, 2002, and December 31, 2002

                  Fiscal Quarter ending March 31, 2003                 2.25 to 1.0

                  Fiscal Quarters ending June 30, 2003,                2.45 to 1.0
                  and September 30, 2003

                  Each Fiscal Quarter ending December 31, 2003,        2.50 to 1.0
                  March 31, 2004, June 30, 2004, and September
                  30, 2004

                  Fiscal Quarter ending December 31, 2004 and          2.75 to 1.0
                  each Fiscal Quarter thereafter

               9.3.4.      Fixed Charge Coverage Ratio. Maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.0 as of the end of each Fiscal Quarter, calculated at the end of each Fiscal Quarter for the immediately preceding 4 Fiscal Quarters, commencing with the Fiscal Quarter ending June 30,2002.

          (b)     By deleting the definitions of “Applicable Margin” and “Senior Subordinated Note Repurchase Conditions” in Appendix A to the Loan Agreement and by substituting the following new definitions in lieu thereof:

               Applicable Margin - a percentage equal to 2.50% with respect to Revolver Loans that are Base Rate Loans and 3.50% with respect to Revolver Loans that are LIBOR Loans; provided that, commencing with Borrowers’ Fiscal Quarter ending June 30, 2002, the Applicable Margin shall be increased or (if no Default or Event of Default exists) decreased, based upon the Leverage Ratio, as follows:

                                                        Applicable Margin for
                                                   Revolver Loans Outstanding as
                  ------------------------------- ------------------------------
                  Leverage Ratio                   Base Rate Loan    LIBOR Loan
                  ------------------------------- --------------- --------------

                  Greater than 4.50 to 1               2.50%            3.50%
                  ------------------------------- --------------- --------------

                  If equal to or less than 4.50 to     2.25%            3.25%
                  1, but greater than 4.00 to 1
                  -------------------------------- -------------- --------------

                  If equal to or less than 4.00 to     2.00%            3.00%
                  1, but greater than 3.50 to 1
                  -------------------------------- -------------- --------------

                  Equal to or less than 3.50 to 1      1.75%            2.75%

                  --------------------------------- ------------- --------------

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

     Senior Subordinated Note Repurchase Conditions - each of the following conditions, the satisfaction of each of which is a condition to any repurchase of any of the Senior Subordinated Notes by Borrowers: (i) Borrowers shall have provided Agent with not less than 2 Business Day’s prior written notice of its intent to place an order to repurchase any of the Senior Subordinated Notes, which notice shall provide the aggregate amount of such order and the purchase price limit (expressed as a percentage of the face value of such notes) for such order; (ii) no Default or Event of Default shall exist at the time of or after giving effect to any such order; (iii) the purchase price limit is acceptable to Agent and Syndication Agent and the repurchase is conducted pursuant to an open market transaction; (iv) upon consummation of the repurchase the Senior Subordinated Notes repurchased are cancelled by Borrowers and no longer constitute outstanding Debt of Borrowers under the Senior Subordinated Indenture or otherwise; (v) after giving effect to such repurchase, Availability shall not be less than $20,000,000; (vi) after giving effect to such repurchase, the Senior Leverage Ratio shall not exceed 2.0 to 1.0; (vii) the amount of Borrowings under the Agreement to consummate such repurchase, together with the amount of Borrowings under the Agreement to consummate any previous repurchases by Borrowers since the Closing Date does not exceed (A) an amount equal to $30,000,000 during Borrowers’ Fiscal Year 2002, (B) an amount equal to the Nortrax Reserve Release Amount during Borrowers’ Fiscal Year 2003, and (C) after Borrowers’ Fiscal Year 2003, such amounts as Agent and the Required Lenders, in their sole discretion, may agree to in writing; and (viii) on or prior to the date of any settlement of any repurchase order (or any portion thereof), but prior to the settlement thereof, Borrowers shall provide Agent with written confirmation of the purchase price, the proposed settlement date, Availability after giving effect to such settlement and the total balance of repurchases permitted under clause (vii) above after giving effect to such settlement.

          (c)      By adding the following new definitions of “Senior Debt” and “Senior Leverage Ratio” to Appendix A to the Loan Agreement in proper alphabetical sequence:

     Senior Debt - means Funded Debt excluding the aggregate principal amount of Senior Subordinated Notes.

     Senior Leverage Ratio - at any time, on a Consolidated basis, the ratio of (i) Borrowers’ total Senior Debt at such time to (ii) EBITDA as of the last day of the immediately preceding month for the twelve month period then ending.

      3.       Ratification and Reaffirmation.       Each Borrower hereby ratifies and reaffirms the Obligations, each of the Loan Documents and all of such Borrowers' covenants, duties, indebtedness and liabilities under the Loan Documents.

      4.      Acknowledgments and Stipulations.      Each Borrower acknowledges and stipulates that the Loan Agreement and the other Loan Documents executed by such Borrower are legal, valid and binding obligations of such Borrower that are enforceable against such Borrower in accordance with the terms thereof; all of the Obligations are owing and payable without defense, offset or counterclaim (and to the extent there exists any such defense, offset or counterclaim on the date hereof, the same is hereby waived by such Borrower); and the security interests and liens granted by such Borrower in favor of Agent are duly perfected, first priority security interests and liens, subject only to those Permitted Liens which are expressly permitted by the terms of the Loan Agreement to have priority over the Liens of Agent.

      5.      Representations and Warranties.      Each Borrower represents and warrants to Agent and Lenders, to induce Agent and Lenders to enter into this Amendment, that no Default or Event of Default exists on the date hereof; the execution, delivery and performance of this Amendment have been duly authorized by all requisite corporate action on the part of such Borrower and this Amendment has been duly executed and delivered by such Borrower; and except as may have been disclosed in writing by Borrowers to Agent prior to the date hereof, all of the representations and warranties made by such Borrower in the Loan Agreement are true and correct in all material respects on and as of the date hereof, provided, that representations and warranties which by their terms are applicable only to a specific date shall be deemed made only at and as of such date.

      6.       Reference to Loan Agreement.       Upon the effectiveness of this Amendment, each reference in the Loan Agreement to "this Agreement," "hereunder," or words of like import shall mean and be a reference to the Loan Agreement, as amended by this Amendment.

      7.       Breach of Amendment.       This Amendment shall be part of the Loan Agreement and a breach of any representation or warranty in Section 5 hereof or any covenant in Sections 8 or 9 hereof shall constitute an Event of Default.

      8.       Expenses of Agent.      Borrowers agree to pay, on demand, all costs and expenses incurred by Agent in connection with the preparation, negotiation and execution of this Amendment and any other Loan Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the reasonable costs and fees of Agent’s legal counsel and any taxes or out-of-pocket expenses associated with or incurred in connection with any instrument or agreement referred to herein or contemplated hereby.

      9.       Amendment Fee.      In consideration of Agent's and Lenders' willingness to enter into this Amendment, Borrower agrees to pay to Agent, for the Pro Rata benefit of each of the Lenders executing this Agreement, an amendment fee in the amount of $375,000, in immediately available funds on the date hereof.

      10.       Effectiveness; Governing Law.      This Amendment shall be effective upon acceptance by Agent and Lenders (notice of which acceptance is hereby waived), whereupon the same shall be governed by and construed in accordance with the internal laws of the State of New York.

      11.       Successors and Assigns.       This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

      12.      No Novation, etc..     Except as otherwise expressly provided in this Amendment, nothing herein shall be deemed to amend or modify any provision of the Loan Agreement or any of the other Loan Documents, each of which shall remain in full force and effect. This Amendment is not intended to be, nor shall it be construed to create, a novation or accord and satisfaction, and the Loan Agreement as herein modified shall continue in full force and effect.

      13.      Counterparts; Telecopied Signatures.      This Amendment may be executed in any number of counterparts and by different parties to this Amendment on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same agreement. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.

      14.      Further Assurances.      Each Borrower agrees to take such further actions as Agent shall reasonably request from time to time in connection herewith to evidence or give effect to the amendments set forth herein or any of the transactions contemplated hereby.

      15.      Section Titles.      Section titles and references used in this Amendment shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto.

      16.      Waiver of Jury Trial.      To the fullest extent permitted by applicable law, the parties hereto each hereby waives the right to trial by jury in any action, suit, counterclaim or proceeding arising out of or related to this Amendment.

[Remainder of the page intentionally left blank; signatures on following page]

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed under seal and delivered by their respective duly authorized officers on the date first written above.

BORROWERS:

ATTEST:                                                             NEFF CORP.

_________________________                   By:______________________________
Mark H. Irion, Secretary                               JC Mas, President

[CORPORATE SEAL]

ATTEST:                                                             NEFF RENTAL, INC.

_________________________                    By:______________________________
Mark H. Irion, Secretary                               JC Mas, President

[CORPORATE SEAL]

LENDERS:

FLEET CAPITAL CORPORATION

By:____________________________
Title:________________________

GE CAPITAL FUNDING, INC.

By:____________________________
Title:________________________

WACHOVIA BANK, NATIONAL ASSOCIATION,
f/k/a FIRST UNION NATIONAL BANK

By:____________________________
Title:________________________

[Signatures continued on the following page]

THE CIT GROUP/BUSINESS CREDIT, INC.

By:____________________________
Title:________________________

BANK OF AMERICA, N.A.

By:____________________________
Title:________________________

TRANSAMERICA BUSINESS CAPITAL
CORPORATION

By:____________________________
Title:________________________

UNION BANK OF CALIFORNIA, N.A.

By:____________________________
Title:________________________

PNC BANK, NATIONAL ASSOCIATION

By:____________________________
Title:________________________
AGENT:

FLEET CAPITAL CORPORATION,
as Agent

By:_________________________________
Title:____________________________