Form 10-Q
period 2002-06-30
NEFF CORP
filed 2002-08-14
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

__________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2002

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

__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value per share and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at August 1, 2002.

Neff Corp.
Quarterly Report on Form 10-Q
For the Quarter and Period ended
June 30, 2002

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2002 and December 31,
2001 (Unaudited)...............................................................................................................	3
Condensed Consolidated Statements of Operations for the three months ended
June 30, 2002 and 2001 (Unaudited)...............................................................................	4
Condensed Consolidated Statements of Operations for the six months ended
June 30, 2002 and 2001 (Unaudited)...............................................................................	5
Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2002 and 2001 (Unaudited)...................................................................	6
Notes to Condensed Consolidated Financial Statements (Unaudited)....................	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations..........................................................................................................................	11
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.............................................................................................................	19
Item 2. Changes in Securities and Use of Proceeds..................................................................	20
Item 3. Defaults upon Senior Securities......................................................................................	20
Item 4. Submission of Matters to a Vote of Security Holders.................................................	20
Item 5. Other Information..............................................................................................................	20
Item 6. Exhibits and Reports on Form 8-K..................................................................................	20
SIGNATURE ..............................................................................................................................................	21

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

NEFF CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

                                                                    June 30,     December 31,
                                                                      2002           2001
                                                                   ----------     ----------
                     ASSETS

Cash and cash equivalents ......................................    $     194      $   4,305
Accounts receivable, net of allowance for doubtful
  accounts of $2,592 in 2002 and $2,947 in 2001 ................       30,662         31,458
Inventories ....................................................        2,205          2,415
Rental equipment, net ..........................................      241,236        258,391
Property and equipment, net ....................................       19,022         21,790
Goodwill, net ..................................................       82,296         82,296
Prepaid expenses and other assets ..............................       13,039         13,802
                                                                   ----------     ----------
     Total assets ..............................................   $  388,654      $ 414,457
                                                                   ==========     ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable .............................................   $    8,566      $  10,067
  Accrued expenses .............................................       24,352         22,997
  Credit facility ..............................................      137,316        118,217
  Senior subordinated notes ....................................      155,426        198,967
  Capitalized lease obligations ................................            -             38
                                                                   ----------     ----------
     Total liabilities .........................................      325,660        350,286
                                                                   ----------     ----------
Commitments and contingencies

Stockholders' equity
  Class A Common Stock; $.01 par value; 100,000
    shares authorized;  16,065 shares issued and outstanding ...          161            161
  Class B Special Common Stock; $.01 par value, liquidation
    preference $11.67; 20,000 shares authorized; 5,100 shares
    issued and outstanding......................................           51             51
  Additional paid-in capital ...................................      127,759        127,759
  Accumulated deficit ..........................................      (64,977)       (63,800)
                                                                   ----------     ----------
     Total stockholders' equity ................................       62,994         64,171
                                                                   ----------     ----------
     Total liabilities and stockholders' equity ................   $  388,654      $ 414,457
                                                                   ==========     ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

                                                               For the Three Months Ended
                                                                         June 30,
                                                                ------------------------
                                                                   2002         2001
                                                                ----------   ----------
Revenues
      Rental revenues ........................................   $  42,511     $ 47,704
      Equipment sales ........................................       3,147        6,196
      Parts and service ......................................       2,958        3,762
                                                                ----------   ----------
           Total revenues ....................................      48,616       57,662
                                                                ----------   ----------
 Cost of revenues
      Cost of equipment sold .................................       2,764        5,233
      Depreciation of rental equipment .......................      10,285       11,004
      Maintenance of rental equipment ........................      15,314       16,377
      Costs of parts and service .............................       2,046        2,494
                                                                ----------   ----------
           Total cost of revenues ............................      30,409       35,108
                                                                ----------   ----------
 Gross profit ................................................      18,207       22,554
                                                                ----------   ----------
 Other operating expenses
      Selling, general and administrative expenses ...........      13,997       13,428
      Other depreciation and amortization ....................       1,707        2,624
                                                                ----------   ----------
           Total other operating expenses ....................      15,704       16,052
                                                                ----------   ----------
 Income from operations ......................................       2,503        6,502
                                                                ----------   ----------
 Other expenses
      Interest expense .......................................       6,042        7,849
      Litigation settlement ..................................       3,944            -
      Amortization of debt issue costs .......................         475          446
                                                                ----------   ----------
           Total other expenses ..............................      10,461        8,295
                                                                ----------   ----------
 Loss before extraordinary item ..............................      (7,958)      (1,793)
 Extraordinary gain on debt extinguishment ...................       5,271            -
                                                                ----------   ----------
 Net loss ....................................................   $  (2,687)    $ (1,793)
                                                                ==========   ==========
 Basic and diluted loss per common share:
      Loss before extraordinary item .........................   $   (0.38)    $  (0.08)
      Extraordinary gain on debt extinguishment ..............        0.25            -
                                                                ----------   ----------
        Net loss .............................................   $   (0.13)    $  (0.08)
                                                                ==========   ==========
 Weighted average common shares outstanding:
      Basic and diluted .......................................     21,165       21,165
                                                                ==========   ==========
 The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

                                                                For the Six Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                   2002         2001
                                                                ----------   ----------
 Revenues
      Rental revenues .........................................   $ 79,457     $ 91,323
      Equipment sales .........................................      6,828       18,172
      Parts and service .......................................      5,733        7,362
                                                                ----------   ----------
           Total revenues .....................................     92,018      116,857
                                                                ----------   ----------
 Cost of revenues
      Cost of equipment sold ..................................      5,911       15,116
      Depreciation of rental equipment ........................     20,597       21,922
      Maintenance of rental equipment .........................     29,674       31,786
      Costs of parts and service ..............................      3,674        4,926
                                                                ----------   ----------
           Total cost of revenues .............................     59,856       73,750
                                                                ----------   ----------
 Gross profit .................................................     32,162       43,107
                                                                ----------   ----------
 Other operating expenses
      Selling, general and administrative expenses ............     26,499       28,231
      Other depreciation and amortization .....................      3,446        5,309
      Recovery of costs incurred to sell the company ..........     (1,752)           -
      Branch closure and other related costs ..................          -        9,128
                                                                ----------   ----------
           Total other operating expenses .....................     28,193       42,668
                                                                ----------   ----------
 Income from operations .......................................      3,969          439
                                                                ----------   ----------
 Other expenses
      Interest expense ........................................     12,543       16,117
      Litigation settlement ...................................      3,944            -
      Amortization of debt issue costs ........................        955          852
                                                                ----------   ----------
           Total other expenses ...............................     17,442       16,969
                                                                ----------   ----------
 Loss before extraordinary item ...............................    (13,473)     (16,530)
 Extraordinary gain on debt extinguishment ....................     12,296            -
                                                                ----------   ----------
 Net loss .....................................................   $ (1,177)   $ (16,530)
                                                                ==========   ==========
 Basic and diluted loss per common share:
      Loss before extraordinary item ..........................   $  (0.64)   $   (0.78)
      Extraordinary gain on debt extinguishment ...............       0.58            -
                                                                ----------   ----------
        Net loss ..............................................   $  (0.06)   $   (0.78)
                                                                ==========   ==========
 Weighted average common shares outstanding:
      Basic and diluted .......................................     21,165       21,165
                                                                ==========   ==========
 The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                               For the Six Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                   2002         2001
                                                                ----------   ----------
 Cash Flows from Operating Activities
 Net loss  ....................................................   $ (1,177)   $ (16,530)
 Adjustments to reconcile net loss to net cash
   provided by operating activities
      Depreciation and amortization ...........................     24,998       28,083
      Gain on sale of equipment ...............................       (917)      (3,056)
      Extraordinary gain on debt extinguishment ...............    (12,296)           -
      Recovery of costs incurred to sell the company ..........     (1,752)           -
      Branch closure and other related costs ..................          -        9,128
      Litigation settlement ...................................      3,944            -
      Change in operating assets and liabilities
             Accounts receivable ..............................        796        8,354
             Other assets .....................................     (1,081)      (1,732)
             Accounts payable and accrued expenses ............     (3,587)     (11,978)
                                                                ----------   ----------
                Net cash provided by operating activities .....      8,928       12,269
                                                                ----------   ----------
 Cash Flows from Investing Activities
 Purchases of rental equipment ................................     (9,144)     (19,132)
 Proceeds from sale of rental equipment .......................      6,828       18,172
 (Purchases) sales of property and equipment ..................        212          (90)
                                                                ----------   ----------
                Net cash used in investing activities..........     (2,104)      (1,050)
                                                                ----------   ----------
 Cash Flows from Financing Activities
 Net borrowings (repayments) under credit facility ............     19,099      (11,950)
 Repurchase of senior subordinated notes ......................    (29,996)           -
 Repayments under capitalized lease obligations ...............        (38)        (305)
                                                                ----------   ----------
                Net cash used in financing activities .........    (10,935)     (12,255)
                                                                ----------   ----------
 Net decrease in cash and cash equivalents ....................     (4,111)      (1,036)
 Cash and cash equivalents, beginning of period ...............      4,305        3,102
                                                                ----------   ----------
 Cash and cash equivalents, end of period .....................   $    194    $   2,066
                                                                ==========   ==========
 Supplemental Disclosure of Cash Flow Information
 Cash paid for interest .......................................   $ 12,977    $  18,453
                                                                ==========   ==========
 The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements include the accounts of Neff Corp. and its subsidiary (the "Company" or "Neff") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the quarter and six months ended June 30, 2002 and 2001, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results which may be reported for the year ending December 31, 2002.

      All material intercompany transactions and balances have been eliminated in consolidation. No tax benefit was recorded for the quarter or six months ended June 30, 2002 and 2001, due to uncertainty regarding the realization of the tax benefit.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations and applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company did not enter into any business combinations during 2001 or the first six months of 2002. The Company adopted SFAS 142 effective January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. As part of the adoption of SFAS 142, the Company changed its accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. SFAS 142 provided for a six month transitional period from the effective date of adoption to June 30, 2002, and required that the Company perform an initial assessment of whether there was an indication that the carrying value of its goodwill was impaired. The Company has completed the initial assessment by comparing its fair value, as determined in accordance with SFAS 142, to its carrying value and has concluded that its goodwill was impaired at January 1, 2002.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

      The Company is now performing the second step of the impairment testing, which will be completed no later than December 31, 2002. In accordance with the transitional implementation guidance of SFAS 142, once the charge is determined, it will be recorded as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002. The transitional impairment charge is a one time non-cash charge and will not have an effect on the Company's existing bank covenants. In future periods, the assessment must be performed annually, and any such impairment must be recorded as a charge to operating earnings.

      The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of January 1, 2001.

                                        For The Three Months   For The Six Months
                                           Ended June 30,         Ended June 30,
                                        -------------------   -------------------
                                          2002      2001        2002       2001
                                        --------  --------    --------   --------
Reported net loss ......................$ (2,687) $ (1,793)  $  (1,177) $ (16,530)
Add back:  goodwill amortization .......       -       584           -      1,165
                                        --------  --------    --------   --------
Adjusted net loss.......................$ (2,687) $ (1,209)   $ (1,177) $ (15,365)
                                        ========  ========    ========   ========
Basic and diluted loss per common share:
     Reported net loss .................$  (0.13) $  (0.08)   $ (0.06)  $   (0.78)
     Goodwill amortization .............       -      0.03          -        0.06
                                        --------  --------    --------   --------
     Adjusted net loss .................$  (0.13) $  (0.05)   $ (0.06)  $   (0.72)
                                        ========  ========    ========   ========

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

     In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Liquidity

     The Company’s revolving credit facility (the “Credit Facility”) and the indentures (the “Indentures”) governing Neff’s senior subordinated notes (the “Notes”) require the Company to maintain specified financial ratios. These covenants may significantly limit the Company’s ability to respond to changing business and economic conditions and to secure additional financing, and the Company may be prevented from engaging in transactions, including acquisitions, that might be considered important to the Company’s business strategy or otherwise beneficial to Neff. Neff’s ability to comply with the restrictive covenants in the Credit Facility and the Indentures may be affected by events that are beyond Neff’s control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, Neff’s lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under the Indentures or the holders of the Notes may declare the principal of and accrued interest on the Notes to be due and payable. A default that is not cured or that can not be cured under the Credit Facility would constitute a default under the Indentures, and vice versa. The Company cannot assure that it would be able to repay all amounts due under the Credit Facility or the Notes in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures. As of June 30, 2002, Neff was in compliance with all restrictive covenants under the Credit Facility and the Indentures. However, if the Company’s revenues for 2002 are less than expected or if the Company’s expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one or more of the financial covenants in its Credit Facility that depend on the Company’s operating results.

NOTE 2– RECLASSIFICATIONS

     Certain amounts for the prior year have been reclassified to conform with the current year presentation.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                       For The Three Months   For The Six Months
                                          Ended June 30,        Ended June 30,
                                        ------------------    -------------------
                                          2002      2001        2002       2001
                                        --------  --------    --------   --------
Net loss ...............................$ (2,687) $ (1,793)   $ (1,177)  $(16,530)
                                        ========  ========    ========   ========
Number of shares:
  Weighted average common shares -
      basic and diluted (1).............  21,165    21,165      21,165     21,165
                                        ========  ========    ========   ========
Basic and diluted loss per common share:
  Loss before extraordinary item .......$  (0.38) $  (0.08)   $  (0.64)  $  (0.78)
  Extraordinary gain on
      debt extinguishment...............    0.25         -        0.58          -
                                        --------  --------    --------   --------
  Net loss .............................$  (0.13) $  (0.08)   $  (0.06)  $  (0.78)
                                        ========  ========    ========   ========
---------------
(1)      Effects of employee  stock  options for the three and six months ended June 30, 2002 and 2001 were not  included as they were anti-dilutive due to losses from continuing operations.

NOTE 4 – RECOVERY OF COSTS INCURRED TO SELL THE COMPANY

     The Company recorded costs of $4.3 million during the fourth quarter of 2000 to recognize costs incurred in its efforts to sell the Company. During the first quarter of 2002, the Company negotiated a reduction of those costs of approximately $1.8 million.

NOTE 5 – EXTRAORDINARY GAIN ON DEBT EXTINGUISHMNET

      During the second quarter of 2002, the Company repurchased Notes with an aggregate principal amount of $19.0 million, or 9.5% of the aggregate principal amount of Notes issued by the Company. The Notes traded at a discount to face value, therefore the Company recognized an extraordinary gain on debt extinguishment for the three months ended June 30, 2002 of $5.3 million or $0.25 per diluted share. For the six months ended June 30, 2002, the Company has purchased Notes with an aggregate principal amount of $43.7 million or 21.9% of the aggregate principal amount of Notes issued by the Company. The Company recognized an extraordinary gain on debt extinguishment for the six months ended June 30, 2002 of $12.3 million, or $0.58 per diluted share. The extraordinary gain did not include any amount for taxes as the Company does not anticipate that it will have income from continuing operations during the year and losses from continuing operations will offset the extraordinary gain.

NOTE 6 – LITIGATION SETTLEMENT

     During the second quarter of 2002, the Company recorded a charge of $3.9 million in connection with the arbitration award from, and fees associated with, legal proceedings related to the sale of Neff Machinery, Inc. in December of 1999. The Company has not yet paid the arbitration award amount however it believes the amount will be paid before December 31, 2003.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the quarter and six months ended June 30, 2002 to the quarter and six months ended June 30, 2001 and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001.

     The matters discussed in this Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Statements beginning with such words as “believes”, “intends”, “plans”, “expects” and similar expressions include forward-looking statements that are based on management’s expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to our dependence on additional capital for future growth, the high degree to which we are leveraged, the restrictions on our operations imposed by our debt instruments, competition in our industry, and general economic conditions.

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

Overview

     Neff Corp. (“Neff”, “we”, “us” or the “Company”) is one of the largest equipment rental companies in the United States, with 74 rental locations in 16 states as of June 30, 2002.

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

     As part of our strategy to improve utilization and return on fleet investments, we plan to reduce our capital expenditures on fleet assets during 2002 in order to apply operating cash flow to pay down debt. We expect this reduction in capital expenditures will result in a reduction in used equipment sales as we age the fleet and seek to maximize return on existing fleet investments. We will also continue to carefully analyze the market potential of each branch and may close branches that are not generating adequate return on investment or are in a market that we do not believe has significant future potential.

     We own and lease rental equipment fleet for our operations. As of June 30, 2002 we owned rental fleet assets with a net book value of $241.2 million. We also lease rental fleet under operating leases that had an original cost of $54.2 million.

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

      During the second quarter of 2002 the Company repurchased senior subordinated notes issued by the Company (the “Notes“) with an aggregate principal amount of $19.0 million, or 9.5% of the aggregate principal amount of Notes issued by the Company. The Notes traded at a discount to face value, therefore the Company recognized an extraordinary gain on debt extinguishment for the three months ended June 30, 2002 of $5.3 million, or $0.25 per diluted share. For the six months ended June 30, 2002, the Company purchased Notes with an aggregate principal amount of $43.7 million, or 21.9% of the aggregate principal amount of Notes issued by the Company. The Company recognized an extraordinary gain on debt extinguishment for the six months ended June 30, 2002 of $12.3 million, or $0.58 per diluted share. The extraordinary gain did not include any amount for taxes as the Company does not anticipate that it will have income from continuing operations during the year and losses from continuing operations will offset the extraordinary gain.

     During the second quarter of 2002 the Company recorded a charge of $3.9 million in connection with the arbitration award from, and fees associated with, legal proceedings related to the sale of Neff Machinery, Inc. in December of 1999. The Company has not yet paid the arbitration award amount however it believes the amount will be paid before December 31, 2003.

     The Company recorded costs of $4.3 million during the fourth quarter of 2000 to recognize costs incurred in its efforts to sell the Company. During the first quarter of 2002, the Company negotiated a reduction of those costs of approximately $1.8 million.

Results of Operations

     Management believes that the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company’s results of operations may fluctuate from period to period in the future as a result of the cyclical nature of the industry in which the Company operates, as well as other factors.

Second Quarter Ended June 30, 2002 Compared to Second Quarter Ended June 30, 2001 (in thousands, except percent data)

     Revenues. Total revenues for the quarter ended June 30, 2002 decreased 15.7% to $48,616 from $57,662 for the quarter ended June 30, 2001. This decrease in total revenues is primarily attributable to a 49.2% decrease in equipment sales of $3,049 in addition to a 10.9% decrease in rental revenues of $5,193. The decrease in equipment sales is the result of our ongoing strategy to reduce equipment sales in order to minimize capital expenditures. The decrease in rental revenues is attributable to a decrease in same store rental revenues of 10.3% for the quarter resulting from a decline in rental rates and physical utilization of rental fleet.

      Gross Profit. Gross profit for the quarter ended June 30, 2002 decreased 19.3% to $18,207 or 37.5% of total revenues from $22,554 or 39.1% of total revenues for the quarter ended June 30, 2001. The decrease in gross profit is largely due to declining rental margins and a reduction in the volume and margin earned on equipment sales. Rental margins continue to be affected by the competitive pricing environment in many of our markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2002 increased 4.2% to $13,997 or 28.8% of total revenues from $13,428 or 23.3% of total revenues for the quarter ended June 30, 2001. The increase in selling, general and administrative expenses is primarily attributable to increases in bad debt expenses and professional fees.

      Interest Expense. Interest expense for the quarter ended June 30, 2002 decreased 23.0% to $6,042 from $7,849 for the quarter ended June 30, 2001. The decrease is primarily attributable to reductions in interest rates under our revolving credit facility (the "Credit Facility") and reduced interest expense on the Notes due to the repurchase of Notes during the year.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 (in thousands, except percent data)

     Revenues. Total revenues for the six months ended June 30, 2002 decreased 21.3% to $92,018 from $116,857 for the six months ended June 30, 2001. This decrease in total revenues is primarily attributable to a 62.4% decrease in equipment sales of $11,344 in addition to a 13.0% decrease in rental revenues of $11,866. The decrease in equipment sales is the result of our ongoing strategy to reduce equipment sales to minimize capital expenditures. The decrease in rental revenues is due to the closure of branches during 2001 and the decline in the same store rental revenues of 10.5% for the six months ended June 30, 2002 compared with 2001.

     Gross Profit. Gross profit for the six months ended June 30, 2002 decreased 25.4% to $32,162 or 35.0% of total revenues from $43,107 or 36.9% of total revenues for the six months ended June 30, 2001. The decrease in gross profit is primarily due to our overall decline in revenue due to branch closings during 2001 and a decrease in gross profit from rental revenue of $8,429 or 22.4% and equipment sales of $2,139 or 70% compared to results for the six months ended June 30, 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2002 decreased 6.1% to $26,499 or 28.8% of total revenues from $28,231 or 24.2% of total revenues for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses is primarily attributable to branch closings during 2001 and our continued effort to reduce costs.

      Interest Expense. Interest expense for the six months ended June 30, 2002 decreased 22.2% to $12,543 from $16,117 for the six months ended June 30, 2001. The increase is primarily attributable to decreased interest rates under our Credit Facility and the reduced interest on the Notes due to the repurchase of Notes during the year.

Liquidity and Capital Resources (in thousands)

     For the six months ended June 30, 2002, net cash flows provided by operating activities was $8,928, compared to net cash provided by operating activities of $12,269 for the six months ended June 30, 2001. This decrease is primarily attributable to changes in working capital associated with the operations of the Company.

     Net cash used in investing activities for the six months ended June 30, 2002 was $2,104 as compared to $1,050 for the same period of the prior year. This increase in cash used in investing activities is primarily attributable to an increase in the amount of net rental equipment purchases during the first six months of 2002 compared with the prior year.

     Net cash used in financing activities was $10,935 for the six months ended June 30, 2002, as compared to $12,255 for the same period in the prior year. The decrease in net cash used in financing activities is primarily attributable to the repurchase of Notes during 2002. As of June 30, 2002, the Company had approximately $29,784 available under its Credit Facility.

RISK FACTORS

     These are not the only risks and uncertainties we face. The following important factors, among others, could adversely impact our business, operating results, financial condition and cash flows. These factors could cause our actual results to differ materially from those projected in any forward-looking statements made in this Report on Form 10-Q.

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

We have a substantial amount of debt

     As of July 31, 2002, we had total indebtedness of approximately $290.8 million. The degree to which Neff is leveraged could have important consequences to holders of our common stock including, but not limited to:

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

     Our ability to comply with the restrictive covenants in our Credit Facility and the Indentures may be affected by events that are beyond our control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, our lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under the Indentures or the holders of our Notes may declare the principal of and accrued interest on the Notes to be due and payable. A default that is not cured or that can not be cured under our Credit Facility would constitute a default under the Indentures, and vice versa. We cannot assure you that we would be able to repay all amounts due under the Credit Facility or the Notes in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures. As of June 30, 2002, we were in compliance with all restrictive covenants under the Credit Facility and the Indentures. However, if the Company’s revenues for 2002 are less than expected or if the Company’s expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one or more of the financial covenants in its Credit Facility that depend on the Company’s operating results.

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

Any acquisitions we make could disrupt our business, increase our expenses and adversely affect our financial condition or operations

     In the future, we may make material acquisitions of, or investments in, other equipment rental businesses. We cannot assure you that we would successfully integrate any businesses or personnel that we might acquire with our existing operations. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

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

     The Mas family, Santos and GE Capital, or a transferee who acquires the common stock held by GE Capital, if they were to act together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

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

PART II.      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     On December 17, 1999, we completed the sale of Neff Machinery, Inc. (“Machinery”), a wholly-owned subsidiary of Neff. Neff received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement (the “Agreement”) provided for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the Agreement) and the closing date (on the basis of a balance sheet prepared after closing).

      Following preparation of a closing date balance sheet, the purchaser told Neff that Neff owed the purchaser an adjustment payment of $20.3 million. Neff responded by informing the purchaser that the purchaser owed Neff additional consideration of $8.8 million.

      In August 2001, Neff and the purchaser agreed that all disputes pertaining to the closing balance sheet and the pro forma balance sheet would be resolved by an arbitrator selected by the parties (the “Arbitrator”). The parties each submitted opening and closing statements and replies thereto to the Arbitrator, and in November and December 2001, the Arbitrator held a hearing at which each side presented testimony. On June 13, 2002, the Arbitrator rendered a decision awarding the purchaser $3.5 million.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.      OTHER INFORMATION

Not Applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          Exhibits                                        Description

          99.1                                               Certification of Financial Statements by Juan Carlos Mas, Chief Executive Officer, Neff Corp.

          99.2                                               Certification of Financial Statements by Mark H. Irion, Chief Financial Officer, Neff Corp.

(b)      The Company did not file any reports on Form 8-K during the second quarter of 2002.

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

                                                                                                             NEFF CORP.
                                                                                                             Registrant

Date: August 14, 2002                                                                         /s/Mark H. Irion
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
                                                                                                             MARK H. IRION
                                                                                                             Chief Financial Officer
                                                                                                             On behalf of the Registrant and as
                                                                                                             Principal Financial and Accounting Officer

EXHIBIT 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350:

     In connection with the accompanying Quarterly Report on Form 10-Q of Neff Corp. for the quarter ended June 30, 2002, I, Juan Carlos Mas, Chief Executive Officer of Neff Corp. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) such Quarterly Report on Form 10-Q of Neff Corp. for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in such Quarterly Report on Form 10-Q of Neff Corp., fairly presents, in all material respects, the financial condition and results of operations of Neff Corp.

Dated: August 14, 2002                                                                    By: /s/ Juan Carlos Mas
                                                                                                             ---------------------------
                                                                                                             Juan Carlos Mas
                                                                                                             Chief Executive Officer
                                                                                                             (Principal Executive Officer and
                                                                                                             Duly Authorized Officer)

EXHIBIT 99.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350:

     In connection with the accompanying Quarterly Report on Form 10-Q of Neff Corp. for the quarter ended June 30, 2002, I, Mark H. Irion, Chief Financial Officer of Neff Corp. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) such Quarterly Report on Form 10-Q of Neff Corp. for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in such Quarterly Report on Form 10-Q of Neff Corp., fairly presents, in all material respects, the financial condition and results of operations of Neff Corp.

Dated: August 14, 2002                                                                    By: /s/ Mark H. Irion
                                                                                                             ---------------------------
                                                                                                             Mark H. Irion
                                                                                                             Chief Financial Officer
                                                                                                             (Principal Financial Officer and
                                                                                                             Duly Authorized Officer)