Form 10-Q
period 2002-09-30
NEFF CORP
filed 2002-11-14
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

__________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2002

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

__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value per share and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at November 1, 2002.

Neff Corp.
Quarterly Report on Form 10-Q
For the Quarter and Period ended
September 30, 2002

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2002 and December 31,
2001 (Unaudited)...................................................................................................................	3
Condensed Consolidated Statements of Operations for the three months ended
September 30, 2002 and 2001 (Unaudited)..........................................................................	4
Condensed Consolidated Statements of Operations for the nine months ended
September 30, 2002 and 2001 (Unaudited)..........................................................................	5
Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2002 and 2001 (Unaudited).............................................................	6
Notes to Condensed Consolidated Financial Statements (Unaudited)........................	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.............................................................................................................................	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................	15
Item 4. Controls and Procedures.....................................................................................................	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.............................................................................................................	21
Item 2. Changes in Securities and Use of Proceeds..................................................................	21
Item 3. Defaults upon Senior Securities......................................................................................	21
Item 4. Submission of Matters to a Vote of Security Holders.................................................	21
Item 5. Other Information..............................................................................................................	21
Item 6. Exhibits and Reports on Form 8-K..................................................................................	21
SIGNATURE ..............................................................................................................................................	22
Certifications ..............................................................................................................................................	23

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

NEFF CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

                                                                  September 30,  December 31,
                                                                       2002         2001
                                                                     ---------    ---------

                                          ASSETS
Cash and cash equivalents  ........................................$      88     $   4,305
Accounts receivable, net of allowance for doubtful
     accounts of $2,808 in 2002 and $2,947 in 2001 ................    31,935       31,458
Inventories  ......................................................     2,045        2,415
Rental equipment, net .............................................   232,724      258,391
Property and equipment, net .......................................    17,755       21,790
Goodwill, net .....................................................    82,296       82,296
Prepaid expenses and other assets .................................    11,627       13,802
                                                                    ---------    ---------
           Total assets ...........................................$  378,470    $ 414,457
                                                                    =========    =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable ...............................................$    7,314    $  10,067
   Accrued expenses ...............................................    29,955       22,997
   Credit facility ................................................   126,262      118,217
   Senior subordinated notes ......................................   155,463      198,967
   Capitalized lease obligations  .................................         -           38
                                                                    ---------    ---------
           Total liabilities ......................................   318,994      350,286
                                                                    ---------    ---------
Commitments and contingencies

Stockholders' equity
   Class A Common Stock; $.01 par value; 100,000 shares
     authorized;  16,065 shares issued and outstanding  ...........        161         161
   Class B Special Common Stock; $.01 par value, liquidation
     preference $11.67; 20,000 shares authorized; 5,100 shares
     issued and outstanding .......................................         51          51
   Additional paid-in capital .....................................    127,759     127,759
   Accumulated deficit ............................................    (68,495)    (63,800)
                                                                     ---------   ---------
           Total stockholders' equity .............................     59,476      64,171
                                                                     ---------   ---------
           Total liabilities and stockholders' equity .............$   378,470   $ 414,457
                                                                     =========   =========
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

                                                                  For the Three Months Ended
                                                                         September 30,
                                                                    ----------------------
                                                                       2002        2001
                                                                    ---------    ---------
Revenues
   Rental revenues ................................................$   44,679    $  48,276
   Equipment sales ................................................     3,289        4,715
   Parts and service ..............................................     2,919        3,657
                                                                    ---------    ---------
           Total revenues  ........................................    50,887       56,648
                                                                    ---------    ---------
Cost of revenues
   Cost of equipment sold .........................................     2,979        4,055
   Depreciation of rental equipment ...............................    10,272       10,993
   Maintenance of rental equipment ................................    17,338       17,176
   Costs of parts and service .....................................     1,949        2,358
                                                                    ---------    ---------
           Total cost of revenues .................................    32,538       34,582
                                                                    ---------    ---------
Gross profit ......................................................    18,349       22,066
                                                                    ---------    ---------
Other operating expenses
   Selling, general and administrative expenses ...................    14,160       13,928
   Other depreciation and amortization  ...........................     1,654        2,461
                                                                    ---------    ---------
           Total other operating expenses .........................    15,814       16,389
                                                                    ---------    ---------
Income from operations  ...........................................     2,535        5,677
                                                                    ---------    ---------
Other expenses
   Interest expense ...............................................     5,932        7,612
   Amortization of debt issue costs ...............................       491          486
                                                                    ---------    ---------
           Total other expenses ...................................     6,423        8,098
                                                                    ---------    ---------

Loss before income taxes  .........................................    (3,888)      (2,421)
Income tax refund .................................................       370            -
                                                                    ---------    ---------
Net loss ..........................................................$   (3,518)   $  (2,421)
                                                                    =========    =========
Basic and diluted loss per common share ...........................$    (0.17)   $   (0.11)
                                                                    =========    =========
Weighted average common shares outstanding:
   Basic and diluted  .............................................    21,165       21,165
                                                                    =========    =========
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                    -----------------------
                                                                       2002         2001
                                                                    ---------     ---------
Revenues
   Rental revenues ................................................$  124,136    $ 139,599
   Equipment sales ................................................    10,117       22,887
   Parts and service ..............................................     8,652       11,019
                                                                    ---------    ---------

           Total revenues  ........................................   142,905      173,505
                                                                    ---------    ---------
Cost of revenues
   Cost of equipment sold  ........................................     8,890       19,171
   Depreciation of rental equipment ...............................    30,869       32,915
   Maintenance of rental equipment  ...............................    47,012       48,962
   Costs of parts and service .....................................     5,623        7,284
                                                                    ---------    ---------
           Total cost of revenues  ................................    92,394      108,332
                                                                    ---------    ---------
Gross profit ......................................................    50,511       65,173
                                                                    ---------    ---------
Other operating expenses
   Selling, general and administrative expenses  ..................    40,659       42,159
   Other depreciation and amortization  ...........................     5,100        7,770
   Recovery of costs incurred to sell the company .................    (1,752)           -
   Branch closure and other related costs .........................         -        9,128
   Gain on debt extinguishment ....................................   (12,296)           -
                                                                    ---------    ---------
           Total other operating expenses .........................    31,711       59,057
                                                                    ---------    ---------

Income from operations ...........................................     18,800        6,116
                                                                    ---------    ---------
Other expenses
   Interest expense ..............................................    18,475        23,729
   Litigation settlement .........................................     3,944             -
   Amortization of debt issue costs ..............................     1,446         1,338
                                                                   ---------     ---------
           Total other expenses ..................................    23,865        25,067
                                                                   ---------     ---------
Loss before income taxes .........................................    (5,065)      (18,951)
Income tax refund ................................................       370             -
                                                                   ---------     ---------

Net loss .........................................................$   (4,695)    $ (18,951)
                                                                   ==========    =========
Basic and diluted loss per common share...........................$    (0.22)    $   (0.90)
                                                                  ==========     =========
Weighted average common shares outstanding:
   Basic and diluted .............................................    21,165        21,165
                                                                  ==========     =========
 The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                    -----------------------
                                                                       2002         2001
                                                                    ---------     ---------
Cash Flows from Operating Activities
Net loss   .......................................................$   (4,695)    $ (18,951)
Adjustments to reconcile net loss to net cash provided by
  operating activities
   Depreciation and amortization  ................................    37,415        42,023
   Gain on sale of equipment .....................................    (1,227)       (3,716)
   Gain on debt extinguishment ...................................   (12,296)            -
   Recovery of costs incurred to sell the company ................    (1,752)            -
   Branch closure and other related costs ........................         -         9,128
   Litigation settlement .........................................     3,944             -
   Change in operating assets and liabilities
      Accounts receivable ........................................      (477)        8,763
      Other assets ...............................................      (548)       (3,161)
      Accounts payable and accrued expenses ......................       801        (5,670)
                                                                   ---------     ---------
         Net cash provided by operating activities ...............    21,165        28,416
                                                                   ---------     ---------
Cash Flows from Investing Activities
Purchases of rental equipment ....................................   (13,160)      (24,719)
Proceeds from sale of  rental equipment ..........................    10,117        22,887
Purchases of property and equipment ..............................      (350)         (139)
                                                                   ---------     ---------
         Net cash used in investing activities ...................    (3,393)       (1,971)
                                                                   ---------     ---------
Cash Flows from Financing Activities
Net borrowings (repayments) under credit facility ................     8,045       (27,188)
Repurchase of senior subordinated notes ..........................   (29,996)            -
Repayments under capitalized lease obligations ...................       (38)         (372)
                                                                    ---------     ---------
         Net cash used in financing activities ...................   (21,989)      (27,560)
                                                                   ---------     ---------
Net decrease in cash and cash equivalents ........................    (4,217)       (1,115)
Cash and cash equivalents, beginning of period ...................     4,305         3,102
                                                                   ---------     ---------
Cash and cash equivalents, end of period .........................$       88     $   1,987
                                                                   =========     =========
Supplemental Disclosure of Cash Flow Information
Cash paid for interest ...........................................$   14,775     $  21,032
                                                                   =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements include the accounts of Neff Corp. and its subsidiary (the “Company” or “Neff”) and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the quarter and nine months ended September 30, 2002 and 2001, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results which may be reported for the year ending December 31, 2002.

      All material intercompany transactions and balances have been eliminated in consolidation. No deferred tax benefit was recorded for the quarter or nine months ended September 30, 2002 and 2001, due to uncertainty regarding the realization of the deferred tax asset. The Company received $370,000 in income tax refunds during the third quarter of 2002 that relate to refunds of income taxes previously paid.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations and applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company did not enter into any business combinations during 2001 or the first nine months of 2002. The Company adopted SFAS 142 effective January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. As part of the adoption of SFAS 142, the Company changed its accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. SFAS 142 provides for a six month transitional period from the effective date of adoption to June 30, 2002, and requires that the Company perform an initial assessment of whether there was an indication that the carrying value of its goodwill was impaired. The Company has completed the initial assessment by comparing its fair value, as determined in accordance with SFAS 142, to its carrying value and has concluded that its goodwill was materially impaired at January 1, 2002.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

      The Company is now performing the second step of the impairment testing, which will be completed no later than December 31, 2002. In accordance with the transitional implementation guidance of SFAS 142, once the charge is determined, it will be recorded as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002. The transitional impairment charge will be a one time non-cash charge and will not have an effect on the Company’s existing bank covenants. In future periods, the assessment must be performed annually, and any such impairment must be recorded as a charge to operating earnings.

      The following table reflects consolidated results adjusted as though the Company's adoption of SFAS 142 had occurred as of January 1, 2001.

                                        For The Three Months   For The Nine Months
                                         Ended September 30,    Ended September 30,
                                       ---------------------  ---------------------
                                          2002       2001        2002       2001
                                       ---------- ----------  ---------  ----------

Reported net loss .................... $   (3,518)  $ (2,421)  $ (4,695)  $ (18,951)
Add back:  goodwill amortization .....          -        578          -       1,744
                                       ---------- ----------  ---------  ----------
Adjusted net loss .................... $   (3,518)  $ (1,843)  $ (4,695)  $ (17,207)
                                       ========== ==========  =========  ==========

Basic and diluted loss per common share:
   Reported net loss ................. $    (0.17)   $ (0.11)   $ (0.22)    $ (0.90)
   Goodwill amortization .............          -       0.02          -        0.09
                                       ---------- ----------  ---------  ----------
   Adjusted net loss ................. $    (0.17)   $ (0.09)   $ (0.22)    $ (0.81)
                                       ========== ==========  =========  ==========

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

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of SFAS 145 effective May 15, 2002 and as such, the gains recognized on the repurchase of the Company's senior subordinated notes (the "Notes") have been recorded as part of earnings from continuing operations as opposed to an extraordinary item. See Note 4, Gain on Debt Extinguishment.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

      In July 2002, the FASB issued SFAS. No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the implications of adoption of SFAS 146 on its financial position and results of operations.

Liquidity

      The Company’s revolving credit facility (the “Credit Facility”) and the indentures (the “Indentures”) governing the Company's Notes require the Company to maintain specified financial ratios. These covenants may significantly limit the Company’s ability to respond to changing business and economic conditions and to secure additional financing, and the Company may be prevented from engaging in transactions, including acquisitions, that might be considered important to the Company’s business strategy or otherwise beneficial to Neff. Neff’s ability to comply with the restrictive covenants in the Credit Facility and the Indentures may be affected by events that are beyond Neff’s control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, Neff’s lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under the Indentures or the holders of the Notes may declare the principal of and accrued interest on the Notes to be due and payable. A default that is not cured or that can not be cured under the Credit Facility would constitute a default under the Indentures, and vice versa. If the amounts due under the Credit Facility and the Notes are accelerated, Neff's lenders and the trustee under the Indentures may exercise a variety of rights and remedies, including seizing and selling Neff's assets, in order to obtain the funds to satisfy Neff's indebtedness to them.

      As of September 30, 2002, the Company was not in compliance with the leverage ratio covenant under the Credit Facility, resulting in default under the Credit Facility. Management is currently working with the lenders under the Credit Facility to permanently cure the Company's noncompliance with the leverage ratio covenant by amending the covenant for the remainder of the term of the Credit Facility. Although negotiations have not been concluded and the Company does not have firm commitments from its lenders to amend the facility, the Company believes that the amendment to the Credit Facility will be satisfactorily completed by December 31, 2002. If the amendment is obtained, management believes the Company will have adequate capital resources to continue as a going concern. However, if the amendment is not obtained and the amounts borrowed under the Credit Facility and the Notes are declared due and payable, the Company cannot assure you that it would be able to obtain financing to repay these amounts, or that the Company would have adequate capital resources to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Neff was in compliance with all other restrictive covenants under the Credit Facility and the Indentures as of September 30, 2002. However, if the Company's revenues for 2002 are less than expected or if the Company's expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one or more of the financial covenants in the Credit Facility that depend on the Company's operating results.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reclassifications

      Certain amounts for the prior year have been reclassified to conform with the current year presentation.

NOTE 2 – EARNINGS PER SHARE

      The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                         For The Three Months   For The Nine Months
                                         Ended September 30,    Ended September 30,
                                        ---------------------  ---------------------
                                           2002       2001        2002       2001
                                        ---------- ----------  ---------  ---------

Net loss ............................. $   (3,518) $ (2,421)  $  (4,695) $ (18,951)
                                        ========= =========   =========  =========

Number of shares:
   Weighted average common shares -
     basic and diluted (1) ...........     21,165    21,165      21,165     21,165
                                        ========= =========   =========  =========
Basic and diluted loss per common share:
   Net loss .......................... $    (0.17) $  (0.11)  $   (0.22) $   (0.90)
                                        ========= =========   =========  =========

----------
(1)  Effects of employee  stock  options for the three and nine months ended  September 30, 2002 and 2001 were not included as they were anti-dilutive due to losses from continuing operations.

NOTE 3 – RECOVERY OF COSTS INCURRED TO SELL THE COMPANY

      The Company recorded costs of $4.3 million during the fourth quarter of 2000 to recognize costs incurred in its efforts to sell the Company. During the first quarter of 2002, the Company negotiated a reduction of those costs of approximately $1.8 million.

NEFF CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – GAIN ON DEBT EXTINGUISHMENT

      For the nine months ended September 30, 2002, the Company has repurchased Notes with an aggregate principal amount of $43.7 million or 21.9% of the aggregate principal amount of Notes issued by the Company. The Notes traded at a discount to face value; therefore the Company recognized a gain on debt extinguishment for the nine months ended September 30, 2002 of $12.3 million, or $0.58 per diluted share.

NOTE 5 - LITIGATION SETTLEMENT

      During the second quarter of 2002, the Company recorded a charge of $3.9 million in connection with an arbitration award related to, and fees associated with, legal proceedings resulting from the sale of Neff Machinery, Inc. in December of 1999. The Company has not yet paid the arbitration award amount; however, it believes the amount will be paid before December 31, 2003.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis compares the quarter and nine months ended September 30, 2002 to the quarter and nine months ended September 30, 2001 and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001.

      The matters discussed in this Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Statements beginning with such words as “believes”, “intends”, “plans”, “expects” and similar expressions include forward-looking statements that are based on management’s expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to our ability to amend our Credit Facility to permanently cure our noncompliance with the leverage ratio covenant under the facility, our dependence on additional capital for future growth, the high degree to which we are leveraged, the restrictions on our operations imposed by our debt instruments, competition in our industry, and general economic and industry condition.

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

Overview

      Neff Corp. and its subsidiary (“Neff”, “we”, “us” or the “Company”) is one of the largest equipment rental companies in the United States, with 73 rental locations in 16 states as of September 30, 2002.

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

      As part of our strategy to improve utilization and return on fleet investments, we have reduced our capital expenditures on fleet assets during 2002 in order to apply operating cash flow to pay down debt. This reduction in capital expenditures has resulted in a reduction in used equipment sales as we age the fleet and seek to maximize return on existing fleet investments. We also continue to carefully analyze the market potential of each branch and may close branches that are not generating adequate return on investment or are in a market that we do not believe has significant future potential.

      We own and lease rental equipment fleet for our operations. As of September 30, 2002 we owned rental fleet assets with a net book value of $232.7 million. We also lease rental fleet under operating leases that had an original cost of $55.7 million.

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

      Depreciation of rental equipment is calculated on a straight-line basis over the estimated service life of the asset (generally two to eight years with 10-20% residual values). Since January 1, 1996, we have, from time to time, made certain changes to our depreciation assumptions to recognize extended estimated service lives and increased residual values of our rental equipment. We believe that these changes in estimates more appropriately reflect our financial results by better allocating the cost of our rental equipment over the service lives of these assets. In addition, the new lives and residual values more closely conform to those prevalent in our industry.

      Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property and other taxes and other administrative overhead. Other depreciation and amortization represents the depreciation associated with property and equipment (other than rental equipment) and the amortization of goodwill (until January 1, 2002) and intangible assets.

      For the nine months ended September 30, 2002, the Company repurchased senior subordinated notes issued by the Company (the “Notes”) with an aggregate principal amount of $43.7 million, or 21.9% of the aggregate principal amount of Notes issued by the Company. The Company recognized a gain on debt extinguishment for the nine months ended September 30, 2002 of $12.3 million, or $0.58 per diluted share.

      During the second quarter of 2002 the Company recorded a charge of $3.9 million in connection with the arbitration award related to, and fees associated with, legal proceedings resulting from the sale of Neff Machinery, Inc. in December of 1999. The Company has not yet paid the arbitration award amount; however, it believes the amount will be paid before December 31, 2003.

      The Company recorded costs of $4.3 million during the fourth quarter of 2000 to recognize costs incurred in its efforts to sell the Company. During the first quarter of 2002, the Company negotiated a reduction of those costs of approximately $1.8 million.

Results of Operations

      Management believes that the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company’s results of operations may fluctuate from period- to- period in the future as a result of the cyclical nature of the industry in which the Company operates, as well as other factors.

Third Quarter Ended September 30, 2002 Compared to Third Quarter Ended September 30, 2001 (in thousands, except percent data)

      Revenues. Total revenues for the quarter ended September 30, 2002 decreased 10.2% to $50,887 from $56,648 for the quarter ended September 30, 2001. This decrease in total revenues is primarily attributable to a 30.2% decrease in equipment sales of $1,426 in addition to a 7.5% decrease in rental revenues of $3,597. The decrease in equipment sales is the result of our ongoing strategy to reduce equipment sales in order to minimize capital expenditures. The decrease in rental revenues is attributable to a decrease in same store rental revenues of 7.6% for the quarter resulting from a decline in rental rates.

      Gross Profit. Gross profit for the quarter ended September 30, 2002 decreased 16.8% to $18,349 or 36.1% of total revenues from $22,066 or 39.0% of total revenues for the quarter ended September 30, 2001. The decrease in gross profit is largely due to declining rental margins and a reduction in the volume and margin earned on equipment sales. Rental margins continue to be affected by the competitive pricing environment in many of our markets.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2002 increased 1.7% to $14,160 or 27.8% of total revenues from $13,928 or 24.6% of total revenues for the quarter ended September 30, 2001. The increase in selling, general and administrative expenses is primarily attributable to increases in health insurance and other employee related expenses.

      Interest Expense. Interest expense for the quarter ended September 30, 2002 decreased 22.1% to $5,932 from $7,612 for the quarter ended September 30, 2001. The decrease is primarily attributable to reductions in interest rates under our revolving credit facility (the “Credit Facility”) and reduced interest expense on the Notes due to the repurchase of Notes during the year.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001 (in thousands, except percent data)

      Revenues. Total revenues for the nine months ended September 30, 2002 decreased 17.6% to $142,905 from $173,505 for the nine months ended September 30, 2001. This decrease in total revenues is primarily attributable to a 55.8% decrease in equipment sales of $12,770 in addition to a 11.1% decrease in rental revenues of $15,463. The decrease in equipment sales is the result of our ongoing strategy to reduce equipment sales to minimize capital expenditures. The decrease in rental revenues is due to the closure of branches during 2001 and the decline in the same store rental revenues of 9.5% resulting from a decline in rental rates for the nine months ended September 30, 2002 compared with 2001.

      Gross Profit. Gross profit for the nine months ended September 30, 2002 decreased 22.5% to $50,511 or 35.4% of total revenues from $65,173 or 37.6% of total revenues for the nine months ended September 30, 2001. The decrease in gross profit is primarily due to our overall decline in revenue due to branch closings during 2001 and a decrease in gross profit from rental revenue of $11,467 or 19.9% and equipment sales of $2,489 or 67.0% compared to results for the nine months ended September 30, 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased 3.6.% to $40,659 or 28.5% of total revenues from $42,159 or 24.3% of total revenues for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses is primarily attributable to branch closings during 2001 and our continued effort to reduce costs.

      Interest Expense. Interest expense for the nine months ended September 30, 2002 decreased 22.1% to $18,475 from $23,729 for the nine months ended September 30, 2001. The decrease is primarily attributable to decreased interest rates under our Credit Facility and the reduced interest on the Notes due to the repurchase of Notes during the year.

Liquidity and Capital Resources (in thousands)

      For the nine months ended September 30, 2002, net cash flows provided by operating activities was $21,165, compared to net cash provided by operating activities of $28,416 for the nine months ended September 30, 2001. This decrease is primarily attributable to changes in working capital associated with the operations of the Company.

      Net cash used in investing activities for the nine months ended September 30, 2002 was $3,393 as compared to $1,971 for the same period of the prior year. This increase in cash used in investing activities is primarily attributable to an increase in the amount of net rental equipment purchases during the first nine months of 2002 compared with the prior year.

      Net cash used in financing activities was $21,989 for the nine months ended September 30, 2002, as compared to $27,560 for the same period in the prior year. The decrease in net cash used in financing activities is primarily attributable to reduced free cash flow from operations that was available to pay down total debt. As of September 30, 2002, the Company had approximately $27,694 available under its Credit Facility.

      As of September 30, 2002, the Company was not in compliance with the leverage ratio covenant under the Credit Facility, resulting in a default under the Credit Facility. Management is currently working with the lenders under the Credit Facility to permanently cure the Company's noncompliance with the leverage ratio covenant by amending the covenant for the remainder of the term of the Credit Facility. Although negotiations have not been concluded and the Company does not have firm commitments from its lenders to amend the facility, the Company believes that the amendment to the Credit Facility will be satisfactorily completed by December 31, 2002. If the amendment is obtained, management believes the Company will have adequate capital resources to continue as a going concern. However, if the amendment is not obtained and the amounts borrowed under the Credit Facility and the Notes are declared due and payable, the Company cannot assure you that we would be able to obtain financing to repay these amounts, or that the Company would have adequate capital resources to continue as a going concern. If the amounts due under the Credit Facility and the Notes are accelerated, Neff's lenders and trustee under the Indentures may exercise a variety of rights and remedies, including seizing and selling the Company's assets, in order to obtain the funds to satisfy the Company's indebtedness to them.

      Neff was in compliance with all other restrictive covenants under the Credit Facility and the Indentures as of September 30, 2002. However, if the Company's revenues for 2002 are less than expected or if the Company's expenses are more than expected, operating results and related cash flows will be less than planned. Such a shortfall might cause the Company to be in default of one or more of the financial covenants in the Credit Facility that depend on the Company's operating results. See "RISK FACTORS - The terms of our current indebtedness restrict our operations" for a further discussion of the effects on Neff's financial condition if Neff is in default under the Credit Facility and the lenders under the Credit Facility declare all amounts due an payable under the Credit Facility.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      At September 30, 2002, we had fixed rate debt of $155.5 million and variable rate debt of $126.3 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $0.8 million and increase annual interest expense for our variable rate debt by approximately $1.3 million.

RISK FACTORS

      These are not the only risks and uncertainties we face. The following important factors, among others, could adversely impact our business, operating results, financial condition and cash flows. These factors could cause our actual results to differ materially from those projected in any forward-looking statements made in this Report on Form 10-Q.

We are currently in default under the Credit Facility; if our lenders under the Credit Facility declare all amounts due under the facility to be immediately due and payable, Neff may not have adequate resources to continue as a going concern.

      As of September 30, 2002, the Company was not in compliance with the leverage ratio covenant under the Credit Facility, resulting in a default under the Credit Facility. As a result of this default, our lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable, and if we are not able to pay these amounts, the trustee under the Indentures or the holders of our Notes may declare the principal of and accrued interest on the Notes to be due and payable. We can not assure you that we would be able to obtain financing to repay these amounts or that we would have adequate capital resources to continue as a going concern. If the amounts due under the Credit Facility and the Notes are accelerated, our lenders and the trustee under the Indentures may exercise a variety of rights and remedies, including seizing and selling our assets, in order to obtain the funds to satisfy our indebtedness to them. Although management is currently working with Neff's lenders to permanently cure Neff's noncompliance and believes that the default under the Credit Facility will be permanently waived by December 31, 2002, we cannot assure you that the default will be permanently cured.

     The Credit Facility also requires us to maintain specified financial ratios in addition to the leverage ratio. If our revenues are less than expected or if our expenses are more than expected, our operating results and related cash flows will be less than planned. This shortfall may cause us to be in default of one or more of the financial covenants in the Credit Facility that depend on our operating results.

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

We have a substantial amount of debt.

      As of October 31, 2002, we had total indebtedness of approximately $279.5 million. The degree to which Neff is leveraged could have important consequences to holders of our common stock including, but not limited to:

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

      Our ability to comply with the restrictive covenants in our Credit Facility and the Indentures may be affected by events that are beyond our control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, our lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under the Indentures or the holders of our Notes may declare the principal of and accrued interest on the Notes to be due and payable. A default that is not cured or that can not be cured under our Credit Facility would constitute a default under the Indentures, and vice versa. We cannot assure you that we would be able to repay all amounts due under our Credit Facility or the Notes in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures.

Our quarterly and annual operating results may fluctuate and the price of our common stock may change in response to those fluctuations.

      Our quarterly and annual revenues and operating results have varied in the past and may continue to fluctuate in the future depending on factors such as:

  general economic conditions in our markets;

  changes in our, and our competitors' pricing;

  rental patterns of our customers;

  increased competition;

  the timing of start-up locations and acquisitions and related costs; and

  the effectiveness of efforts to integrate start-up locations and acquired businesses with existing operations.

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

ITEM 4.      Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Neff required to be included in our periodic filings with the Securities Exchange Commission.

      There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     We are involved from time to time in various legal proceedings incidental to our business. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings will have a material adverse effect on our financial position.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.      OTHER INFORMATION

Not Applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          None

(b)      The Company did not file any reports on Form 8-K during the third quarter of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                             NEFF CORP.
                                                                                                             Registrant

Date: November 14, 2002                                                                  /s/Mark H. Irion
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
                                                                                                             MARK H. IRION
                                                                                                             Chief Financial Officer
                                                                                                             On behalf of the Registrant and as
                                                                                                             Principal Financial and Accounting Officer

CERTIFICATIONS

      The undersigned, in his capacity as Chief Executive Officer of Neff Corp. provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13(a)-14.

      I, Juan Carlos Mas, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Neff Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

                                        /s/ Juan Carlos Mas
                                        -------------------------------------
                                        Juan Carlos Mas
                                        Chief Executive Officer

      The undersigned, in his capacity as Chief Financial Officer of Neff Corp. provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13(a)-14.

      I, Mark H. Irion, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Neff Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

                                        /s/ Mark H. Irion
                                        -------------------------------
                                        Mark H. Irion
                                        Chief Financial Officer