Form 10-K
period 2002-12-31
NEFF CORP
filed 2003-03-31
CIK 1057725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002           Commission File Number: 001-14145

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
(Title of class)

Class A Common Stock par value $.01 per share

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.6 million. As of March 3, 2003, there were 16,065,350 shares of the registrant’s Class A Common Stock outstanding.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year including sections entitled “Ownership of Shares of Certain Beneficial Owners,” “Certain Relationships and Related Transactions,” “Executive and Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” are incorporated by reference into Part III of this Report.

Part I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        The matters discussed in this Annual Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs or expectations are forward-looking statements that are based on management’s expectations given facts as currently known by management. These statements are based on plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. Actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause our future results to differ materially from those in the forward-looking statements are described in this Annual Report under the section “Risk Factors” and include, but are not limited to the success of our efforts to permanently waive existing events of default under our credit agreement and renegotiate the restrictive covenants in our credit agreement; our dependence on additional capital for future growth, the high degree to which we are leveraged, the restrictions on our operations imposed by our debt instruments, competition in our industry, and general economic conditions.

        Any forward-looking statements speak only as of the date on which the statement is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances occurring after the date on which the statement is made. New factors that may affect our operating results emerge from time to time, and it is not possible for management to predict all new factors. Further, management cannot assess the impact of each factor on our business or the extent to which any factor, or combinations of factors, may cause our actual results to differ materially from those discussed in any forward-looking statements.

ITEM 1. BUSINESS

General

        Neff Corp. and subsidiary (“Neff” or the “Company”) is one of the largest equipment rental companies in the United States, with 72 rental locations in 16 states as of March 3, 2003. We rent a wide variety of equipment, including backhoes, air compressors, loaders, lifts and compaction equipment, to construction, governmental and industrial customers. In addition, we sell new and used equipment, spare parts and merchandise and provide ongoing repair and maintenance services. Neff is a Delaware corporation that was formed in 1995.

        According to industry sources, the equipment rental industry grew from approximately $600 million in revenues in 1982 to over $25 billion in 2002. This growth has been driven primarily by construction and industrial companies, and other equipment users such as governmental entities, that have increasingly outsourced their equipment needs to reduce capital investment in non-core assets, convert costs from fixed to variable, lower storage and maintenance costs and access a broad selection of equipment, including the latest technology. The equipment rental industry is highly fragmented, with an estimated 18,000 equipment rental companies in the United States. Relative to smaller competitors, we have several advantages, including increased purchasing power, larger inventories to service larger accounts and the ability to transfer equipment among our rental locations in response to changing patterns of customer demand.

Competitive Strengths

        We believe that we have several competitive strengths.

        Strong Market Position. Neff is one of the largest construction and industrial equipment rental companies in the United States, and is a leading competitor with a significant presence in the Southeast and Gulf Coast regions. We operate 72 rental locations in 16 states, including Florida, Georgia, South Carolina, North Carolina, Tennessee, Louisiana, Texas, Oklahoma, Arizona, Nevada, Utah, California, Oregon, Washington, Virginia and Colorado. As of December 31, 2002, we had a rental fleet with an original cost of $426.7 million and net book value of $221.1 million. We believe our size gives us an advantage over our smaller competitors, while our geographic diversity helps insulate us from regional economic downturns.

        High Quality Rental Fleet. We believe our rental fleet is one of the most comprehensive and well-maintained rental fleets in the equipment rental industry. We make ongoing capital investment in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. We believe this maintenance program increases fleet utilization, extends the useful life of equipment and produces higher resale values. As of December 31, 2002, the average age of our rental fleet was approximately 43.8 months.

        Excellent Customer Service. We attempt to differentiate ourselves from our competitors by providing high quality, responsive service to our customers. Service initiatives include (1) reliable on-time equipment delivery directly to our customers’ job sites; (2) on-site repairs and maintenance of rental equipment by factory trained mechanics, generally available 24 hours a day, seven days a week; and (3) ongoing training of an experienced sales force to consult with customers regarding their equipment needs.

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

        Experienced Management Team. Our senior management team has extensive experience in the equipment rental industry. Our regional management has, on average, 24 years of experience in the industry and substantial knowledge of the local markets served within their respective regions.

Business Strategy

        Our objective is to increase revenues, cash flow and profitability by strengthening and maintaining a leading market position in the equipment rental industry. Key elements of our business strategy include:

        Improve Utilization of Fleet. We will continue our efforts to improve the utilization of our rental fleet by carefully managing inventory levels at all locations. In order to most effectively manage our rental fleet we carefully weigh the benefits of each new investment in rental fleet against the returns expected from that investment at our locations. In addition, we will continue to adjust the selection of equipment available at each location in order to provide product lines that are tailored to most efficiently meet the demands of our customers.

        Reduce Outstanding Debt. We intend to decrease our outstanding debt by using all available free cash flow from operations to pay down the outstanding balance on our $200 million secured revolving credit facility (the “Credit Facility”). By reducing our outstanding debt, we hope to decrease leverage, reduce interest expense and increase profitability.

        Improve Marketing Efforts. We have implemented various initiatives to increase the effectiveness of our sales force and educate potential customers about the benefits and value associated with renting equipment. By marketing our products more effectively, we believe we can increase revenues, cash flow and profitability.

        Selective Openings of Start-up Equipment Rental Locations. We will continue to explore the possibility of expanding our operations by opening additional start-up locations. We have been successful in opening start-up equipment rental locations in existing markets and new markets. Our decision to open a start-up equipment rental location is based upon a review of demographic information, business growth projections and the level of existing competition.

Operations

        Our operations primarily consist of renting equipment, and to a lesser extent, selling used equipment and complementary parts and merchandise to a wide variety of construction, governmental, and industrial customers. In addition, to service our customer base more fully, we also sell new equipment and provide ongoing maintenance and repair services for the equipment we sell and rent.

        Our locations are grouped together by geographic area into five different regions. A regional vice-president oversees operations within each region.

        Equipment Rentals. We are one of the largest equipment rental companies in the United States, with 72 rental locations in 16 states. Our rental fleet is comprised of a complete line of light and heavy construction and industrial equipment from a wide variety of manufacturers, including John Deere, Case, Bomag, Bosch, Sullivan Industries, Ingersoll-Rand, Gradall, Lull, JLG, Bobcat, MultiQuip, Volvo and Wacker.

         Major categories of equipment represented the following percentages (based on original cost) of our total rental fleet as of December 31, 2002:

                                              Percentage of Total Rental Fleet
           Major Equipment Category               (based on original cost)
           ------------------------           ---------------------------------

Earthmoving...................................               42.8%
Material Handling.............................               19.6
Aerial........................................               15.0
Trucks........................................                9.1
Compaction....................................                5.0
Compressors...................................                3.6
Welders.......................................                1.3
Generators....................................                1.2
Lighting......................................                0.7
Pumps.........................................                0.7
Other.........................................                1.0

        We attempt to differentiate ourselves from our competitors by providing a broad selection of well-maintained rental equipment and high-quality, responsive service to our customers. As of December 31, 2002, our equipment rental fleet had an original cost of approximately $426.7 million and a net book value of $221.1 million. As of December 31, 2002, our equipment rental fleet had an average age of 43.8 months, which management believes compares favorably with other leading equipment rental companies. We make ongoing capital investments in new equipment, engage in regular sales of used equipment and conduct an advanced preventative maintenance program. This program increases fleet utilization, extends the useful life of equipment and produces higher resale values.

        In addition to providing a reliable rental fleet, management believes providing high quality customer service is essential to our success. The equipment rental business is a service industry requiring quick response times to satisfy customers’ needs. Though some activity is arranged with lead-time, much of the rental initiation process takes place within a 48-hour period. Consequently, equipment availability, branch location and transportation capabilities play a major role in earning repeat business. Rental customers prefer a quick selection process and seek efficient communication when ordering equipment. Punctuality and reliability are key components of the servicing process, as well as maintenance performance, timely equipment removal at the end of the rental period and simplified billing.

        Our service initiatives include:

  reliable on-time equipment delivery directly to customers' job sites;

  on-site repairs and maintenance of rental equipment by factory trained mechanics, which are generally available 24 hours a day, seven days a week; and

  ongoing training of an experienced sales force to consult with customers regarding their equipment needs.

        New and Used Equipment Sales. We maintain a regular program of selling used equipment in order to adjust the size and composition of our rental fleet in response to changing market conditions and our business plan. Management attempts to balance the relative benefits of obtaining acceptable prices from equipment sales against the revenues obtainable from future rentals of the equipment. We are generally able to achieve favorable resale prices for our used equipment due to our strong preventative maintenance program and our practice of selling used equipment before it becomes obsolete or irreparable. We believe the proactive management of our rental fleet allows us to adjust the rates of new equipment purchases and used equipment sales to maximize equipment utilization rates and respond to changing economic conditions. Such proactive management, together with our broad geographic diversity, is designed to minimize the impact of regional economic downturns on our operations. In order to serve our customer base more fully, we also sell new equipment to customers.

        Parts and Service. We sell a full complement of parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business. We believe that revenues from this line of business are more stable than equipment sales revenues because of the recurring nature of the parts and service business.

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

        During 2002 we served over 25,120 customers. Our top 10 customers represented 4.8% of our total revenues in 2002. Our rental equipment customers vary in size from large Fortune 500 companies who have elected to outsource much of their equipment needs to small construction contractors, subcontractors, and machine operators whose equipment needs are job-based and not easily determined in advance. Our new and used equipment sales customers are generally large construction contractors who regularly purchase wholesale equipment and annually budget for their fleet maintenance purchases.

        We do not currently provide our own purchase financing to customers. We rent equipment, sell parts, and provide repair services on account to customers who are successfully screened through our credit application process. Customers can finance purchases of large equipment with a variety of creditors, including manufacturers, banks, finance companies and other financial institutions.

Sales and Marketing

        Our Vice President of Sales and Marketing directs our sales and marketing efforts. We maintain a strong sales and marketing orientation throughout our organization in order to increase our customer base and better understand and serve our customers. Managers at each of our branches are responsible for supervising and training all sales employees at that location and supervising the sales force by conducting regular sales meetings and participating in selling activities. Branch managers develop relationships with local customers and assist them in planning their equipment requirements. Branch managers are also responsible for managing the mix of equipment at their locations, keeping abreast of local construction activity and monitoring competitors in their respective markets.

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

        The following table summarizes our principal categories of equipment and specifies our major suppliers of such equipment:

Product Category                                          Primary Vendors
----------------                                          ---------------

Air Compressors and Equipment.........................    Ingersoll-Rand, Sullivan and Sullair
Earthmoving Equipment (such as Backhoes,
  Loaders, Dozers, Excavators and Material
  Handling Equipment).................................    John Deere, Case, JCB, Kobelco, Volvo and Bobcat
Compaction Equipment, Rollers
  and Recyclers.......................................    Bomag, Wacker, MultiQuip and Rammax
Pumps.................................................    MultiQuip, Wacker and Thompson
Generators............................................    MultiQuip, Wacker and Yamaha
Welders...............................................    Miller and Lincoln
Electric Tools........................................    Bosch, Dewalt and Milwaukee
Light Towers..........................................    Specialty Lighting, Coleman and Ingersoll-Rand
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

        Each location is staffed by, on average, 13 full-time employees, including a branch manager, a rental coordinator, a service manager, sales representatives, an office administrator, mechanics and drivers. Additional part-time employees are also used as necessary.

Competition

        The equipment rental industry is highly fragmented and very competitive. We compete with independent third parties in all of the markets in which we operate. Most of our competitors in the rental business tend to operate in specific, limited geographic areas, although some larger competitors compete on a national basis. We also compete with equipment manufacturers that sell and rent equipment directly to customers. Some of our competitors have greater financial resources and name recognition than we have. These larger competitors may have the ability to set market rates for rental equipment in certain geographic areas in which we operate. If competitive pressure forces us to lower our rental rates, this could reduce our rental revenues and materially adversely affect our financial condition or results of operations.

Employees

        As of December 31, 2002 we had approximately 998 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

REGULATION

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

Sarbanes-Oxley Act of 2002

        On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees paid by publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services to be provided to a public company by its accounting firm will require advance approval by the company’s audit committee. In addition, the Act requires that an audit partner and reviewing audit partner of an accounting firm cannot perform audit services for the same issuer for more than five consecutive years. The Act requires a public company’s chief executive officer and chief financial officer, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”), and provides that such officers will be subject to civil and criminal penalties for knowing or willful violations of this certification requirement. In addition, the Act directs the SEC to establish minimum standards of professional conduct for attorneys, including a requirement to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to the chief executive officer or chief legal officer of the company and if such officer does not appropriately respond, to report such evidence to the company’s board or audit committee.

        The Act also requires longer prison terms for corporate executives who violate federal securities laws; extends the period during which certain types of suits can be brought against a company or its officers; and requires bonuses issued to top executives prior to restatement of a company’s financial statements be disgorged if the restatement was due to corporate misconduct. Executives are also prohibited from trading company equity securities during retirement plan “blackout” periods and public companies are restricted from making loans to company executives (other than loans by financial institutions permitted by federal rules and regulations). In addition, the Act directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors and requires the SEC to develop methods of improving penalty collection rates. The legislation accelerates the time frame for periodic and other disclosures by public companies. New SEC rules adopted under the Act require directors and executive officers to provide information regarding most changes in their ownership of a company’s securities within two business days of the change.

        The Act also increases the responsibilities of and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” The SEC is given the authority to adopt rules requiring that all audit committee members be independent and prohibiting audit committee members from accepting consulting, advisory or other compensatory fees from the company. SEC rules also require companies to disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and if not, why not. The Company currently has at least one “financial expert” on its audit committee.

        Under the Act, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The SEC has prescribed rules as directed by the Act requiring a company to include an internal control report and an assessment by management of the effectiveness of the company’s internal control procedures in the company’s annual report to shareholders. The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

        The Company already has, and anticipates that it will continue to, incur additional expense in complying with the provisions of the Act and related regulations. Management does not expect that the costs of such compliance will have a material impact on the Company’s financial condition or results of operations.

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

We may not be able to continue operating as a going concern.

        Several factors exist that raise significant doubt as to our ability to continue operating as a going concern. These factors include our history of net losses, as discussed below under “We have experienced losses which may continue in future periods” and our defaults under our Credit Facility.

        We were not in compliance with the leverage ratio covenant in our Credit Facility on September 30, 2002 and December 31, 2002. Our lenders have agreed not to exercise any default remedy available to them as a result of such noncompliance for the period from December 20, 2002 through April 15, 2003 (the “Forbearance Period”). The lenders’ agreement to forbear is conditioned upon our compliance with certain conditions, including financial covenants relating to our consolidated EBITDA. We are currently discussing amendments to the Credit Facility with our lenders to permanently cure the default and amend the financial covenants under the Credit Facility to be more closely aligned with our projected results of operations. Management expects to be able to, but we cannot assure you that we will be able to, amend the financial covenants under the Credit Facility.

        If we are unable to permanently cure the defaults, or to comply with the financial covenants under the Credit Facility, after the Forbearance Period, then the lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. If the debt outstanding under our Credit Facility is accelerated, this would constitute a default under the indentures governing $155.5 million in senior subordinated notes that we issued in May and December 1998 (the “Indentures”), and the trustee or the noteholders could declare the principal amount of such notes, together with accrued interest and other fees, to be due and payable. We cannot assure you that we would be able to repay all amounts due under the Credit Facility or the Indentures in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures.

We have experienced losses which may continue in future periods.

        We anticipate that our net loss for the first quarter of 2003 will be approximately $9.5 million. We have experienced net losses of $15.7 million for the year ended December 31, 2002 before the write-off of goodwill, $21.6 million for the year ended December 31, 2001 and $18.4 million for the year ended December 31, 2000. We generated net income of $4.9 million for the year ended December 31, 1999 primarily as a result of the operations of two of our subsidiaries that were sold in 1999. We can not assure you that we will be able to generate net income in the future. Continued losses could adversely affect our financial condition, our ability to obtain additional financing, our ability to service our outstanding debt and the price of our common stock. Continued losses may also adversely affect our ability to comply with financial covenants under our Credit Facility. The potential consequences to us of a default under our Credit Facility are described in “We may not be able to continue operating as a going concern.”

We have a substantial amount of debt.

        As of January 31, 2003, we had total indebtedness of approximately $281.8 million. The degree to which Neff is leveraged could have important consequences to holders of our common stock including, but not limited to:

  Our leverage may limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes.

  Our debt service payments, in particular the interest payments on our senior subordinated notes, place heavy demands on our cash flow from operations. These demands significantly restrict our liquidity by limiting the cash available for other purposes, including capital expenditures to expand our rental fleet and replace rental equipment that has been sold or become obsolete.

  Our substantial leverage may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility to respond to changing business and economic conditions.

The terms of our current indebtedness restrict our operations.

        Our ability to refinance our existing debt and finance internal growth, start-up locations and future acquisitions is limited by the covenants contained in our Credit Facility and in the Indentures. These covenants also restrict our ability, among other things to:

  dispose of assets;

  engage in mergers or consolidations;

  incur debt;

  pay dividends;

  repurchase our capital stock and debt securities;

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

        Our ability to comply with the restrictive covenants in our Credit Facility and the Indentures may be affected by events that are beyond our control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, our lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under each indenture or the holders of our senior subordinated notes may declare the principal of and accrued interest on the notes to be due and payable. A default under the Indentures that is not cured would constitute a default under the Credit Facility and the acceleration of the debt outstanding under the Credit Facility would constitute a default under the Indentures. We cannot assure you that we would be able to repay all amounts due under the Credit Facility or the Indentures in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures.

We are dependent on additional capital for future growth.

        Although we believe that we have sufficient funds for working capital, we may need to raise additional funds in the future if we need to respond to competitive pressures or decide to accelerate our growth rate by increasing our rental equipment fleet, opening more start-up locations or making additional acquisitions. The high degree to which the Company is leveraged may deter other lenders or investors from making funds available to the Company on terms acceptable to us or at all. Our ability to obtain additional financing will also be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. We cannot assure you that we will be able to raise additional funds. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing on terms acceptable to us could materially and adversely effect our financial condition.

Our quarterly and annual operating results may fluctuate and the price of our common stock may change in response to those fluctuations.

        Our quarterly and annual revenues and operating results have varied in the past and may continue to fluctuate in the future depending on factors such as:

  general economic conditions in our markets;

  changes in our, and our competitors' pricing;

  rental patterns of our customers;

  increased competition

  the timing of start-up locations and acquisitions and related costs; and

  the effectiveness of efforts to integrate start-up locations and acquired businesses with existing operations.

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

Our operating results may be adversely affected by declines in construction and industrial activities.

        Our equipment is primarily used in connection with construction and industrial activities. Consequently, decreases in construction or industrial activity due to a recession or other reasons may result in lower demand for our equipment or a decrease in the prices that we can charge. Any such decrease could adversely affect our business, financial condition or operating results. Due to the current recessionary state of the U.S. economy and slow down in construction activity, we anticipate that our rental revenues and pricing will be down on a year-over-year basis until the economy strengthens.

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

        These laws often impose liability without regard to whether the owner or lessee of real estate knew of, or was responsible for, the presence of hazardous or toxic substances. Some of our present and former facilities have used substances and generated or disposed of wastes which are or may be considered hazardous, and we may incur liability in connection with these activities. Although we investigate each business or property that we acquire or lease, these businesses or properties may have undiscovered potential liabilities relating to non-compliance with environmental laws and regulations that we will be required to investigate and/or remediate. Our operations generally do not raise significant environmental risks, but we use hazardous materials such as solvents to clean and maintain our rental fleets, and dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks at some of our locations. While we do not currently expect to make any material capital expenditures for environmental compliance or remediation in the foreseeable future, we cannot assure you that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future, which could cause us to incur additional environmental compliance or remediation costs. These compliance and remediation costs could materially adversely affect our financial condition or results of operations.

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

The market price for our common stock may be adversely affected by delisting from the New York Stock Exchange and may fluctuate widely.

         The trading price for our common stock has been and may continue to be highly volatile. The New York Stock Exchange (the "NYSE") suspended trading in our Class A common stock in November 2001 and, as a result, the shares of our Class A common stock have traded on the NASD Over-the-Counter Bulletin Board (the "OTC") since then. Because the OTC is generally considered to be a less efficient market than the NYSE, our stock price, as well as the liquidity of our Class A common stock, may be adversely affected by this delisting and move. Trading on the OTC may also result in increased volatility in the price for our Class A common stock. In addition, the decreased liquidity of our Class A common stock may make it more difficult for us to raise additional capital, if necessary. In addition the market price of our common stock could fluctuate substantially due to factors, many of which are beyond our control, such as:

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

Our principal stockholders have substantial control over our affairs

        Neff is controlled by members of the Mas family. Juan Carlos Mas, our Chief Executive Officer, his brothers Jorge Mas and Jose Ramon Mas, who are also members of our Board of Directors, and Santos Fund I, L.P. (“Santos”), a limited partnership controlled by the Mas family, beneficially own approximately 44.9% of our common stock. In addition, General Electric Capital Corporation (“GE Capital”) owns Class B Special common stock that represents 24.1% of the outstanding equity of Neff. As the holder of all of the outstanding Class B Special Common Stock, GE Capital has the right to elect a director to Neff’s Board of Directors. However, an affiliate of GE Capital is one of the lenders under the Credit Facility and GE Capital has waived its right to elect a director for as long as any of its affiliates is a lender under the Credit Facility. Neff, GE Capital, Santos and the Mas family have entered into a Stockholders’ Agreement. The agreement provides that if GE Capital transfers common stock representing 15% or more of the equity of Neff to a third party, the parties to the agreement will cause Neff’s Board of Directors to increase by one member and will cause the nominee designated by the purchaser of GE Capital’s common stock to be elected as the additional director.

        The Mas family has agreed to act together on all matters submitted to a vote of the stockholders of the Company and therefore has the ability to exert substantial influence over all such matters. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Future sales of our common stock may adversely affect our common stock price

        If our stockholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our stockholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock. An additional 1.3 million shares of our common stock may be issued upon the exercise of vested stock options we have previously granted, all of which could be sold in the public market if issued, subject to compliance with Rule 144 of the Securities Act in the case of shares held by our affiliates.

ITEM 2. PROPERTIES

        We lease approximately 18,000 square feet for our corporate headquarters in an office building in Miami, Florida. We own the buildings and/or the land at 2 of our locations. All other sites are leased, generally for terms of five years with renewal options. Owned and leased sites range from approximately 7,000 to 30,000 square feet on lots ranging up to 6 acres, and include showrooms, equipment service areas and storage facilities. These sites are suitable and adequate to meet our current operating requirements. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3. LEGAL PROCEEDINGS

        On December 17, 1999, we completed the sale of Neff Machinery, Inc. (“Machinery”), a wholly-owned subsidiary of Neff. Neff received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement provided for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the sale agreement) and the closing date (on the basis of a balance sheet prepared after closing). Following preparation of a closing date balance sheet, the purchaser told Neff that Neff owed the purchasers an adjustment payment of $20.3 million. Neff responded by informing the purchaser that the purchaser owed Neff additional consideration of $8.8 million.

        In August 2001, Neff and the purchaser agreed that all disputes pertaining to the closing balance sheet and the pro forma balance sheet would be resolved by an arbitrator selected by the parties (the “Arbitrator”). In November and December 2001, the Arbitrator held a hearing at which each side presented testimony. On June 13, 2002, the Arbitrator rendered a decision awarding the purchaser $3.5 million. The Company recognized a charge during 2002 for $3.9 million for the litigation settlement, which consists of the $3.5 million award and $0.4 million in related costs. Neff appealed the Arbitrator’s decision and on December 31, 2002 a judgment confirming the award, and providing for interest on the award at the statutory rate from June 13, 2002, was entered in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

        On or about June 14, 2001, the purchaser sent the Company a Notice of Indemnification Claim alleging indemnifiable damages under the Machinery sale agreement. On or about December 16, 2002, the purchaser filed a Demand for Arbitration with the American Arbitration Association, seeking $1.2 million under the indemnification provisions of the sale agreement. The Company and the purchaser are negotiating a settlement to resolve this indemnification claim.

        We are also a party to other pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, we do not believe any of these other matters are material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2002, no matter was submitted to a vote of the security holders of Neff.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        On May 21, 1998, our Class A common stock began trading on the NYSE under the symbol “NFF”. In November 2001, the NYSE suspended trading in our Class A common stock and we began to trade under the symbol “NFFCA” on the OTC. The following table sets forth the high and low sales prices of our Class A common stock as reported on the NYSE and the OTC market for the periods indicated.

Year ended December 31, 2002:
                                                       HIGH                LOW
                                                       ----                ---
First Quarter   ...............................    $          0.77      $        0.40
Second Quarter ................................    $          1.23      $        0.40
Third Quarter .................................    $          0.45      $        0.18
Fourth Quarter ................................    $          0.44      $        0.08

Year ended December 31, 2001:
                                                       HIGH                 LOW
                                                       ----                 ---
First Quarter .................................    $          2.66      $        0.40
Second Quarter ................................    $          1.35      $        0.35
Third Quarter .................................    $          1.10      $        0.55
Fourth Quarter ................................    $          0.75      $        0.33

        As of March 3, 2003, we had 97 shareholders of record. We believe the number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held of record in broker “street names” for the benefit of individual investors.

Dividend Policy

        We did not pay any cash dividends on our common stock during the two-year period ended December 31, 2002. We presently intend to retain all earnings for the development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our Credit Facility precludes us from purchasing, redeeming or retiring any of our capital stock or from paying dividends. The payment of dividends is also limited by provisions of the Indentures governing our senior subordinated notes issued in May and December 1998 and due in 2008.

        The declaration and payment of any future cash dividends will depend on a number of factors including future earnings, capital requirements, our financial condition and prospects any restrictions under credit or other agreements existing from time to time, and any other factors our Board of Directors may deem relevant. We cannot assure you that we will pay any dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The data set forth below should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Neff’s Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report. Certain amounts in the prior years have been reclassified to conform with the current year presentation.

                                                        For the Years Ended December 31,
                                               ----------------------------------------------------
                                                 2002       2001       2000       1999       1998
                                               --------   --------   --------   --------   --------
                                                   (Amounts in thousands, except per share data)
Revenues
   Rental revenue ............................$ 165,853  $ 183,360  $ 192,990  $ 222,862  $ 179,014
   Equipment sales ...........................   14,646     33,520     51,179    121,865    108,352
   Parts and service .........................   11,236     14,122     15,923     47,284     36,724
                                               --------   --------   --------   --------   --------
        Total revenues .......................  191,735    231,002    260,092    392,011    324,090
                                               --------   --------   --------   --------   --------
Cost of revenues
   Cost of equipment sold ....................   12,886     29,388     43,660    100,871     83,783
   Depreciation of rental equipment (1) ......   41,157     43,479     44,724     55,159     56,336
   Maintenance of rental equipment ...........   64,590     64,838     64,883     66,763     49,858
   Cost of parts and service .................    7,540      9,569     10,495     30,166     23,690
                                               --------   --------   --------   --------   --------
        Total cost of revenues ...............  126,173    147,274    163,762    252,959    213,667
                                               --------   --------   --------   --------   --------
Gross profit .................................   65,562     83,728     96,330    139,052    110,423
                                               --------   --------   --------   --------   --------
Selling, general and administrative expenses..   54,832     55,497     61,574     74,893     60,347
Other depreciation and amortization  .........    6,697     10,121      9,884     10,731      8,833
Gain on debt extinguishment ..................  (12,296)         -          -          -          -
Write-down of assets held for sale ...........    3,207          -      4,272      1,444          -
Cost incurred in efforts to sell the company .   (1,752)         -      4,282          -          -
Officer stock option compensation (2) ........        -          -          -          -      3,198
Loss on debt restructuring ...................        -      1,449          -          -      2,675
Branch closure and other related costs .......      701      5,702          -          -          -
                                               --------   --------   --------   --------   --------
Income from operations .......................   14,173     10,959     16,318     51,984     35,370
                                               --------   --------   --------   --------   --------
Other expenses ...............................   30,200     32,551     34,763     41,520     35,855
                                               --------   --------   --------   --------   --------
(Loss) income before income taxes, minority
  interest, and cumulative effect
  of change in accounting principle...........  (16,027)   (21,592)   (18,445)    10,464      (485)
Income taxes .................................      370          -          -     (3,877)      134
                                               --------   --------   --------   --------  --------
(Loss) income before minority interest,
  cumulative effect of change
  in accounting principle ....................  (15,657)   (21,592)   (18,445)     6,587      (351)
Minority interest ............................        -          -          -     (1,733)   (1,111)
                                               --------   --------   --------   --------  --------
(Loss) income before cumulative effect of
  change in accounting principle .............  (15,657)   (21,592)   (18,445)     4,854    (1,462)
Cumulative effect of change in
  accounting principle, net ..................  (82,296)         -          -          -         -
                                               --------   --------   --------   --------  --------
Net (loss) income ............................$ (97,953) $ (21,592) $ (18,445)  $  4,854  $ (1,462)
                                               ========   ========   ========   ========   ========
Basic (loss) income per common share:
(Loss) income before cumulative effect of
  change in accounting principle .............$   (0.74) $   (1.02) $   (0.87)  $   0.23  $  (0.38)
Cumulative effect of change in
  accounting principle, net ..................    (3.89)         -          -          -         -
                                               --------   --------   --------   --------  --------
Net (loss) income ............................$   (4.63) $   (1.02) $   (0.87)  $   0.23  $  (0.38)
                                               ========   ========   ========   ========  ========
Diluted (loss) income per common share :
(Loss) income before cumulative effect
  of change in accounting principle ..........$   (0.74) $   (1.02) $   (0.87)   $  0.22  $  (0.38)
Cumulative effective of change in
  accounting principle, net ..................    (3.89)         -         -          -         -
                                               --------   --------   --------   --------  --------
Net (loss) income .............................$  (4.63) $   (1.02) $   (0.87)   $  0.22  $  (0.38)
                                               ========   ========   ========   ========  ========
Weighted average common shares outstanding :
Basic ........................................   21,165     21,165     21,165     21,165    17,213
                                               ========   ========   ========   ========  ========
Diluted ......................................   21,165     21,165     21,165     21,887    17,213
                                               ========   ========   ========   ========  ========

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA - (continued)

                                                      For the Years Ended December 31,
                                           --------------------------------------------------------
                                              2002        2001       2000        1999        1998
                                           ---------   ---------   ---------   ---------  ---------
Balance Sheet Data (end of period) :        (Amounts in thousands, except percent and location data)

Net book value of rental equipment ....... $ 221,106   $ 258,391   $ 306,265   $ 285,863   $ 321,220
Total assets .............................   281,116     414,457     474,967     471,706     572,369
Total debt ...............................   282,060     317,184     345,939     335,852     406,993
Total stockholders' equity (deficiency)...   (33,782)     64,171      85,763     104,208      99,360
Other Data:
EBITDA(3) ................................ $  51,887    $ 71,710    $ 79,480   $ 119,318   $ 106,412
EBITDA margin(4) .........................      27.1%       31.0%       30.6%       30.4%       32.8%
Rental equipment purchases ............... $  19,965    $ 27,934   $ 109,578   $ 221,671   $ 199,198
Number of locations (end of period) ......        72          74          82          84          86
_____________________

        1) Depreciation of rental equipment for 1999 reflects Neff’s change in depreciation policy to recognize extended estimated service lives and increased residual values of our rental equipment.

        2) Officer stock option compensation expense represents a non-cash charge with respect to the changes in the difference between the estimated market value of the shares issuable to a former executive officer under an option agreement, and the exercise price for the shares.

        3) EBITDA represents income from operations plus depreciation, amortization, and non-cash expenditures, including gain on debt extinguishment in 2002; branch closure and other related costs in 2002 and 2001; write-down of assets in 2002, 2000 and 1999; officer stock option compensation expense in 1998; and costs and reversal of costs incurred in efforts to sell the Company in 2002 and 2000. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating income or net income (loss) computed in accordance with GAAP, an indicator of Neff’s operating performance, an alternative to cash flows from operating activities (as determined in accordance with GAAP) or a measure of liquidity. We believe that EBITDA is a fairly standard measure in our industry, commonly reported and widely used by analysts and investors as a measure of profitability for companies with significant depreciation, amortization and non-cash expenditures. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

        4) EBITDA margin represents EBITDA as a percentage of total revenues.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following discussion and analysis compares the year ended December 31, 2002 to results for the year ended December 31, 2001 and the year ended December 31, 2001, to the results for year ended December 31, 2000. This discussion should be read in conjunction with Neff’s Consolidated Financial Statements and the related Notes, appearing elsewhere in this Annual Report.

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

        As part of our strategy to improve utilization and return on fleet investments, we plan to maintain our reduced level of short term capital expenditures on fleet assets during 2003 in order to apply operating cash flow to pay down debt. The reduction in capital expenditures has led to a reduction in used equipment sales as we age the fleet and seek to maximize return on existing fleet investments. We will also continue to carefully analyze the market potential of each branch and may close branches that are not generating adequate return on investment or are in a market that we do not believe has significant future potential.

        We own and lease rental equipment fleet for our operations. As of December 31, 2002 we owned rental fleet assets with a net book value of $221.1 million. We also lease rental fleet under operating leases that had an original cost of $53.8 million. Operating lease expense related to rental fleet under operating leases was $10.2 million for 2002.

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

        On March 21, 2001, the Company adopted a plan to close nine of its branches. Management expected all of the nine branches to be closed by March 31, 2002. During the first quarter of 2001, the Company recognized a charge of $9.1 million associated with these branch closings. During the fourth quarter of 2001, management decided not to close two of the stores it had previously decided to close and to close two other stores instead. The change in the branch closure plan resulted in a reduction of expenses associated with the branch closings of $3.4 million which was recorded in the fourth quarter of 2001. The expense reduction of $3.4 million was the result of reversing $4.7 million associated with the previously announced closings, of which $3.6 million was goodwill, and new charges of $1.3 million associated with the closure of the two other branches in the fourth quarter. The change in the branch closure plan caused the Company to recognize a charge of $5.7 million for the year ended December 31, 2001 that included $1.1 million of goodwill, $3.0 million to write-down equipment held for sale, employee termination benefits of $0.2 million and other related costs of $1.4 million. The employee termination benefits were paid to 33 administrative, sales and maintenance employees who were terminated in connection with the branch closings.

        During the fourth quarter of 2002 the Company adopted a plan to close one of its branches and recognized a charge of $0.7 million associated with this branch closing.

Critical Accounting Policies and Estimates

General

        Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. A summary of our significant accounting policies is contained in Note 2 to the Notes to our Consolidated Financial Statements included elsewhere in this Report. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Neff’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Valuation of Long-Lived Assets

        We review property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows we believe the assets are expected to generate. An impairment loss is recognized when these estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, future revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets are an integral part of, but not limited to, our strategic reviews of our business and operations. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in the future could also lead to impairment adjustments as such issues are identified.

Revenue Recognition

        Rental agreements are structured as operating leases and the related revenues are recognized as they are earned over the rental period. Revenues from sales of equipment and parts are earned at the time of shipment or, if the equipment is out on lease, at the time a sales contract is finalized. Equipment may be delivered to customers for a trial period. Revenue on such sales are recognized at the time a sales contract is finalized. Service revenues are recognized at the time the services are rendered.

Allowance for Doubtful Accounts

        We evaluate the collectibility of our receivables based on a combination of factors. We regularly analyze our significant customer accounts. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Useful Lives of Rental Equipment and Property and Equipment.

        We depreciate rental equipment and property and equipment over their estimated useful lives less salvage value. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after its useful life has ended. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Non-GAAP Financial Measures

        We prepare and release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose EBITDA, which is our income from continuing operations before interest, income taxes, depreciation and amortization, and EBITDA margin, which represents EBITDA as a percentage of our total revenues. We believe the disclosure of EBITDA and EBITDA margin helps investors more meaningfully evaluate and compare the results of our ongoing operations from quarter to quarter and from year to year because these are standard measures in our industry, commonly reported and widely used by investors as a measure of profitability for companies with significant depreciation, amortization and non-cash expenditures. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, and compare the GAAP financial information with the non-GAAP financial measures we disclose. In addition, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures we report may not be comparable to EBITDA reported by other companies.

We believe that income from operations is the most directly comparable GAAP measure to EBITDA. The following table shows EBITDA reconciled to our GAAP consolidated income from operations (in thousands of dollars) for the indicated periods:

                                                           For the Years Ended December 31,
                                                --------------------------------------------------------
                                                  2002         2001       2000        1999        1998
                                                ---------   ---------  ---------   ---------   ---------
 EBITDA ........................................ $ 51,887    $ 71,710   $ 79,480   $ 119,318   $ 106,412
     Adjustments:
 Depreciation of rental equipment ..............  (41,157)    (43,479)   (44,724)    (55,159)    (56,336)
 Other depreciation and amortization ...........   (6,697)    (10,121)    (9,884)    (10,731)     (8,833)
 Gain on debt extinguishment ...................   12,296           -          -           -           -
 Write-down of assets held for sale ............   (3,207)          -     (4,272)     (1,444)          -
 Costs incurred in efforts to sell the Company..    1,752           -     (4,282)          -           -
 Loss on debt restructuring ....................        -      (1,449)         -           -      (2,675)
 Branch closure and other related costs ........     (701)     (5,702)         -           -           -
 Officer stock compensation ....................        -           -          -           -      (3,198)
                                                ---------   ---------  ---------   ---------   ---------
 Income from operations ........................ $ 14,173    $ 10,959   $ 16,318   $ 51,984     $ 35,370
                                                =========   =========  =========   =========  ==========

Results of Operations

        Management believes that the period-to-period comparisons of Neff’s financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance. In addition, our results of operations may fluctuate from period-to-period in the future as a result of the cyclical nature of the industry in which we operate and we cannot assure you that any trends will continue in the future.

2002 Compared to 2001 (in thousands, except percent data)

        This section compares our operating results for 2002 with our operating results for 2001.

        Total Revenues. Total revenues for the year ended December 31, 2002 decreased 17.0% to $191,735 from $231,002 for the year ended December 31, 2001. The decrease in total revenues is primarily due to a decrease of $17,507 or 9.5% in rental revenues and a $18,874 or 56.3% decrease in sales of rental equipment. The decrease in rental revenues is primarily due to a decrease in the size of the Company’s rental fleet and in rental rates. For the year ended December 31, 2002 the Company’s average rental fleet valued at original cost decreased by 4.4% to $432,146 from $452,140 as a result of the sale of fleet from closed branches and the reduced capital expenditure on the purchase of additional fleet. For the year ended December 31, 2002 it is estimated that rental rates decreased by 4.2% compared with the year ended December 31, 2001 as a result of the continued competitive environment. Rental revenues at locations open for more than one year decreased 8.7% for the year ended December 31, 2002 compared with the year ended December 31, 2001.

        Gross Profit. Gross profit for the year ended December 31, 2002 decreased 21.7% to $65,562 or 34.2% of total revenues from $83,728 or 36.3% of total revenues for the year ended December 31, 2001. The decrease in gross profit is primarily due to a decrease in rental revenue profit margins resulting from a decrease in rental rates during 2002 compared to 2001. The decrease in gross profit was also due to the reduced profit from the sale of used equipment as equipment sales margin and equipment sales volume decreased as a result of the Company's focus on minimizing fleet capital expenditures by reducing used equipment sales volume.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2002 decreased 1.2% to $54,832 or 28.6% of total revenues from $55,497 or 24.0% of total revenues for the year ended December 31, 2001. The decrease in selling, general and administrative expenses is primarily attributable to the closure of branches during 2002 and 2001 and our continued effort to reduce selling, general and administrative expenses in our continuing operations.

        Depreciation of Rental Equipment. Depreciation of rental equipment for 2002 decreased 5.3% to $41,157 or 21.5% of total revenues from $43,479 or 18.8% of total revenues in 2001. The decrease in the dollar amount of depreciation is due primarily to decreased levels of rental fleet due to branch closures.

        Other Depreciation and Amortization. Other depreciation and amortization expense for the year ended December 31, 2002 decreased 33.8% to $6,697 or 3.5% of total revenues from $10,121 or 4.4% of total revenues for the year ended December 31, 2001. The decrease is due to reduced amortization of goodwill as a result of the write-down of goodwill in the first quarter of 2002.

        Interest Expense. Interest expense for the year ended December 31, 2002 decreased 21.0% to $24,264 from $30,727 for the year ended December 31, 2001. The decrease is primarily attributable to lower interest rates under Neff’s variable rate debt during 2002 and reduced interest payments on our senior subordinated notes due to our repurchase of notes during the first and second quarters of 2002.

        Write-Down of Assets Held for Sale. Write-down of assets held for sale of $3,207 represents a charge to write-down the Company’s rental fleet to estimated fair value during the fourth quarter of 2002.

        Cost Incurred in Efforts to Sell the Company. In 2000 we recorded a charge of $4,282 for expenses related to consulting and legal fees associated with efforts to sell Neff during 1999 and 2000. During the first quarter of 2002, we negotiated a reduction of those costs of $1,752.

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

        Gross Profit. Gross profit for the year ended December 31, 2001 decreased 13.1% to $83,728 or 36.2% of total revenues from $96,330 or 37.0% of total revenues for the year ended December 31, 2000. The decrease in gross profit is partly due to a decrease in rental revenue profit margins resulting from decreased utilization of the rental fleet caused by economic conditions and competitive pressures during 2001. The decrease in gross profits was also due to reduced profits from the sale of used equipment as equipment sales margins decreased as well as equipment sales volume.

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

        Other Depreciation and Amortization. Other depreciation and amortization expense for the year ended December 31, 2001 increased 2.4% to $10,121 or 4.4% of total revenues from $9,884 or 3.8% of total revenues for the year ended December 31, 2000. The increase is due to increased amortization of debt issuance costs as a result of fees paid in connection with various amendments to our former $219 million credit facility (the ” Former Credit Facility”).

        Interest Expense. Interest expense for the year ended December 31, 2001 decreased 8.2% to $30,727 from $33,456 for the year ended December 31, 2000. The decrease is primarily attributable to decreased borrowings under Neff’s variable rate debt during 2001.

        Write-Down of Assets Held for Sale. There was no write-down of assets held for sale during 2001, except for those write-downs included in the branch closure and other related costs.

        Cost Incurred in Efforts to Sell the Company. There were no costs incurred in efforts to sell the Company during 2001. In 2000 we recorded a charge of $4,282 to record expenses related to consulting and legal fees associated with efforts to sell Neff during 1999 and 2000.

Going Concern

        The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had continuing losses (before the cumulative effect of change in accounting principle in 2002) amounting to $15.7 million, $21.6 million and $18.4 million for the three years in the period ended December 31, 2002. These recurring losses have led to difficulties in meeting certain covenants under the Credit Facility. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. In connection with the expiration of the Forbearance Agreement on April 15, 2003, the Company and its senior lenders are discussing amending the Credit Facility to permanently cure the existing defaults and to reduce the Company's leverage and debt service payment requirements, including the restructure of the Company's outstanding debt, so that the Company can meet its obligations.

Liquidity and Capital Resources

        During 2002, our operating activities provided net cash flow of $23.2 million as compared to $30.4 million for 2001. This decrease is primarily attributable to increased net loss combined with changes in working capital as a result of our operations.

        Net cash used in investing activities was $5.8 million for 2002 as compared to $4.8 million net cash provided by investing activities for the same period of the prior year. The change in cash from investing activities was due primarily to reduced sales of rental equipment offset partially by reduced purchases of rental equipment in 2002 compared with the prior year.

        Net cash used in financing activities was $21.7 million for 2002 as compared to $34.1 million for 2001. The change in cash from financing activities is due primarily to the net borrowings of outstanding debt of $8.3 million in 2002 compared with net repayments of $28.9 million in 2001. During 2002, the Company paid $30.0 million to repurchase its senior subordinated notes with an aggregate principal amount of $43.7 million or 21.9% of the aggregate principal amounts of senior subordinated notes issued by the Company. The senior subordinated notes traded at a discount to face value; therefore the Company recognized a gain on debt extinguishment of $12.3 million, or $0.58 per diluted share for the year ended December 31, 2002.

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

        The Credit Facility is secured by substantially all of the Company’s assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and restrict the payment of dividends by the Company. During 2001 the Company recorded an extraordinary loss of approximately $1.5 million, net of related income taxes, from the write-off of debt issuance costs associated with the repayment of the Former Credit Facility.

        The Company was not in compliance with the leverage ratio covenant required by the Credit Facility on September 30, 2002, and December 31, 2002. On December 20, 2002 the Company entered into a forbearance agreement and second amendment (the “Forbearance Agreement”) to its Credit Facility with its lenders. Under the Forbearance Agreement, the Company’s lenders agreed not to exercise any default remedy available to them, or charge the default rate of interest, as a result of the Company’s failure to comply with the leverage ratio covenant under the Credit Facility, for the Forbearance Period. The lenders’ agreement to forbear is conditioned upon the Company’s compliance with certain conditions, including financial covenants relating to the Company’s consolidated EBITDA during the Forbearance Period. The Company is currently discussing amendments to the Credit Facility with its senior lenders to permanently cure the default and amend the financial covenants under the Credit Facility to be more closely aligned with the Company’s projected results of operations. Although we expect that we will be able to permanently waive the defaults and amend the Credit Facility, we can not assure you that we will be able to do so. If the Company is unable to permanently cure the default or to comply with the financial covenants under the Credit Facility after the Forbearance Period ends, then the lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. If the debt outstanding under our Credit Facility is accelerated, this would constitute a default under the Indentures and the trustee or the noteholders could declare the principal amount of the notes, together with accrued interest and other fees, to be due and payable. We can not assure you that we would be able to repay all amounts due under the Credit Facility or the Indentures, if these amounts are declared due and payable.

        We expect our operations will continue to produce free cash flow during 2003 and we intend to use all free cash flow to repay outstanding debt on the Credit Facility during 2003. The Company’s debt service payments, in particular the interest payments on our senior subordinated notes, place heavy demands on the Company’s cash flow. These demands significantly restrict the Company’s liquidity by limiting the cash available for other purposes, including repayment of debt under the Credit Facility and capital expenditures to expand the rental fleet and replace rental equipment that has been sold or become obsolete. Management believes the Company’s financial condition and ability to operate profitably will be improved if the Company reduces its debt and makes new capital expenditures. If we are not able to amend our Credit Facility as described above and restructure our outstanding senior subordinated debt, we may not be able to continue as a going concern. See “Risk Factors - We may not be able to continue operating as a going concern.”

Inflation and General Economic Conditions

        Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our operating results. Neff’s operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors.

        In addition, our operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments for us under our variable rate credit facilities.

        Although much of our business is with customers in industries that are cyclical in nature, management believes that certain characteristics of the equipment rental industry and our operating strategies should help to mitigate the effects of an economic downturn on our operations. These factors include (1) the flexibility and low cost offered to customers by renting equipment, which may be a more attractive alternative to capital purchases; (2) our ability to redeploy equipment during regional recessions to other locations; and (3) the diversity of our industry and customer base.

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

        At December 31, 2002, we had fixed rate debt of $155.5 million and variable rate debt of $126.6 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $0.9 million and increase interest expense for our variable rate debt by approximately $1.3 million.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations and applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company did not enter into any business combinations during 2002 and 2001.

        The Company adopted SFAS No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. As part of the adoption of SFAS 142, the Company changed its accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. SFAS 142 provides for a six month transitional period from the effective date of adoption to June 30, 2002, for the Company to perform an initial assessment of whether there was an indication that the carrying value of its goodwill was impaired. The Company completed the initial assessment by comparing its fair value, as determined in accordance with FASB 142, to its carrying value and concluded that its goodwill was fully impaired as of January 1, 2002. The determination of the Company's fair value was based on the Company's market capitalization at January 1, 2002.

        The Company, in performing the second step of the impairment testing, recorded a charge of $82.3 million, which has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the year ended December 31, 2002.

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

        In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 by the Company did not have a material impact on its financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 145"), which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We adopted SFAS 145 effective as of January 1, 2002 and as such, the gain recognized on the repurchase of the Company’s senior subordinated notes have been recorded as part of earnings from continuing operations and is included in other operating expenses in the accompanying consolidated statements of operations as opposed to an extraordinary item. See Note 5, Notes Payable and Debt for further discussion.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on our financial position or results of operations.

        In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies and expands existing disclosure requirements for guarantees, including product warranties. FIN 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Management does not believe that the implementation of FIN 45 will have a material impact on the Company’s financial condition, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Statement of Financial Accounting Standard No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Updated disclosures are included in Note 2, Summary of Significant Accounting Policies, in the accompanying financial statements. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information in response to this item is set forth under the caption “Market Risk” in Part II, Item 7 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements and Schedules

                                                                          Page
                                                                         Numbers
                                                                         -------

Independent Auditors' Report.............................................  29

Consolidated Balance Sheets as of December 31, 2002 and 2001.............  30

Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000.........................................  31

Consolidated Statements of Stockholders'  Equity (Deficiency) for
the years ended December 31, 2002, 2001 and 2000.......................... 32

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000 ......................................... 33

Notes to Consolidated Financial Statements ............................... 34

SCHEDULES:
----------

Independent Auditors' Report.............................................. 50

Schedule II-Valuation and Qualifying Accounts and Reserves................ 51

All other  schedules are omitted  because they are not applicable or the required information is shown in the  consolidated  financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Neff Corp.

We have audited the accompanying consolidated balance sheets of Neff Corp. and subsidiary (the “Company”), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Corp. and subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2002, the Company was not in compliance with certain covenants of its revolving credit facility. The Company’s lenders have waived the default through April 15, 2003. The Company’s difficulties in meeting its revolving credit facility covenants and its recurring losses from operations discussed in Note 1 raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 11, 2003

NEFF CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                       December 31,   December 31,
                                                                            2002           2001
                                                                       ------------   ------------
       ASSETS
Cash and cash equivalents ..............................................$      32      $    4,305
Accounts receivable, net of allowance for doubtful accounts of
     $2,785 in 2002 and $2,947 in 2001 .................................   29,980          31,458
Inventories ............................................................    2,000           2,415
Rental equipment, net ..................................................  221,106         258,391
Property and equipment, net ............................................   17,221          21,790
Goodwill, net ..........................................................        -          82,296
Prepaid expenses and other assets  .....................................   10,777          13,802
                                                                        ---------       ---------
           Total assets ................................................$ 281,116       $ 414,457
                                                                        =========       =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
      Accounts payable .................................................$   7,568       $  10,067
      Accrued expenses .................................................   25,270          22,997
      Credit facility ..................................................  126,560         118,217
      Senior subordinated notes ........................................  155,500         198,967
      Capitalized lease obligations ....................................        -              38
                                                                        ---------       ---------
           Total liabilities ...........................................  314,898         350,286
                                                                        ---------       ---------
Commitments and contingencies (note 11)

Stockholders' equity (deficiency)
      Class A Common Stock; $.01 par value; 100,000 shares authorized;
        16,065 shares issued and outstanding in 2002 and 2001  .........      161             161
      Class B Special Common Stock; $.01 par value, liquidation
        preference $11.67; 20,000 shares authorized; 5,100 shares
        issued and outstanding in 2002 and 2001 ........................       51              51
      Additional paid-in capital .......................................  127,759         127,759
      Accumulated deficit .............................................. (161,753)        (63,800)
                                                                        ---------       ---------
           Total stockholders' equity (deficiency) .....................  (33,782)         64,171
                                                                        ---------       ---------
           Total liabilities and stockholders' equity (deficiency)......$ 281,116       $ 414,457
                                                                        =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                      For the Years Ended December 31,
                                                                       2002         2001         2000
Revenues                                                             --------     --------     --------
      Rental revenue ...............................................$ 165,853    $ 183,360    $ 192,990
      Equipment sales ..............................................   14,646       33,520       51,179
      Parts and service ............................................   11,236       14,122       15,923
                                                                     --------     --------     --------
           Total revenues ..........................................  191,735      231,002      260,092
                                                                     --------     --------     --------
Cost of revenues
      Cost of equipment sold .......................................   12,886       29,388       43,660
      Depreciation of rental equipment .............................   41,157       43,479       44,724
      Maintenance of rental equipment ..............................   64,590       64,838       64,883
      Cost of parts and service ....................................    7,540        9,569       10,495
                                                                     --------     --------     --------
           Total cost of revenues ..................................  126,173      147,274      163,762
                                                                     --------     --------     --------
Gross profit .......................................................   65,562       83,728       96,330
                                                                     --------     --------     --------
Other operating expenses
      Selling, general and administrative expenses .................   54,832       55,497       61,574
      Other depreciation and amortization ..........................    6,697       10,121        9,884
      Gain on debt extinguishment ..................................  (12,296)           -            -
      Write-down of assets held for sale ...........................    3,207            -        4,272
      Costs incurred in efforts to sell the company ................   (1,752)           -        4,282
      Loss on debt restructuring ..................................        -         1,449            -
      Branch closure and other related costs .......................      701        5,702            -
                                                                     --------     --------     --------
           Total other operating expenses ..........................   51,389       72,769       80,012
                                                                     --------     --------     --------
Income from operations  ............................................   14,173       10,959       16,318
                                                                     --------     --------     --------
Other expenses
      Interest expense  ............................................   24,264       30,727       33,456
      Litigation settlement ........................................    3,944            -            -
      Amortization of debt issue costs .............................    1,992        1,824        1,307
                                                                     --------     --------     --------
           Total other expenses  ...................................   30,200       32,551       34,763
                                                                     --------     --------     --------
Loss before income taxes and cumulative effect of change in
      accounting principle .........................................  (16,027)     (21,592)     (18,445)
Income taxes .......................................................      370            -            -
                                                                     --------     --------     --------
Loss before cumulative effect of change in accounting principle ....  (15,657)     (21,592)     (18,445)
Cumulative effect of change in accounting principle, net ...........  (82,296)           -            -
                                                                     --------     --------     --------
Net loss ...........................................................$ (97,953)   $ (21,592)   $ (18,445)
                                                                     ========     ========     ========
Basic and diluted loss per common share:
        Loss before cumulative effect of change
           in accounting principle .................................$   (0.74)   $   (1.02)   $   (0.87)
        Cumulative effect of change in accounting principle, net ...    (3.89)           -            -
                                                                     --------     --------     --------
        Net loss ...................................................$   (4.63)   $   (1.02)   $   (0.87)
                                                                     ========     ========     ========
Basic and diluted weighted average common shares outstanding .......   21,165       21,165       21,165
                                                                     ========     ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Years Ended December 31, 2002, 2001, and 2000
(in thousands)

                                  Common Stock A    Common Stock B   Additional
                                 ----------------- -----------------   Paid-in   Accumulated
                                  Shares   Amount   Shares   Amount    Capital     Deficit      Total
                                 -------- -------- -------- --------   --------   --------    --------
Balance, December 31, 1999 ......  16,065    $ 161    5,100   $   51  $ 127,759  $ (23,763)  $ 104,208
Net loss ........................       -        -        -        -          -    (18,445)    (18,445)
                                 -------- -------- -------- --------   --------   --------    --------
Balance, December 31, 2000 ......  16,065      161    5,100       51    127,759    (42,208)     85,763
Net loss ........................       -        -        -        -          -    (21,592)    (21,592)
                                 -------- -------- -------- --------   --------   --------    --------
Balance, December 31, 2001.......  16,065      161    5,100       51    127,759    (63,800)     64,171
Net loss ........................       -        -        -        -          -    (97,953)    (97,953)
                                 -------- -------- -------- --------   --------   --------    --------
Balance, December 31, 2002 ......  16,065    $ 161    5,100   $   51  $ 127,759  $(161,753)  $ (33,782)
                                 ======== ======== ======== ========   ========   ========    ========
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                      For the Years Ended December 31,
                                                                    ----------------------------------
                                                                       2002       2001        2000
                                                                    ---------   ---------   ---------
Cash Flows from Operating Activities
Net loss  ..........................................................$ (97,953)  $ (21,592)  $ (18,445)
Adjustments to reconcile net loss to net cash provided by
  operating activities, net of acquisitions
       Depreciation and amortization ...............................   49,846      55,424      55,915
       Gain on sale of equipment ...................................   (1,760)     (4,132)     (7,519)
       (Gain) loss on debt extinguishment ..........................  (12,296)          -           -
       Deferred income tax benefit .................................        -           -        (643)
       Litigation settlement .......................................    3,944           -           -
       Write-down of assets held for sale ..........................    3,207           -       4,272
       Provision for bad debts......................................    2,450       1,643       2,795
       Loss on debt restructuring...................................        -       1,449           -
       Branch closure and other related costs, non-cash portion ....      681       4,390           -
       Recovery of costs incurred to sell the Company ..............   (1,752)          -           -
       Cumulative effect of change in accounting principle .........   82,296           -           -
       Change in operating assets and liabilities (net of acquisitions and sales)
          Accounts receivable ......................................     (977)      9,240      (3,896)
          Other assets  ............................................     (184)     (6,398)     (1,196)
          Accounts payable and accrued expenses ....................   (4,270)     (9,596)     12,696
                                                                    ---------   ---------   ---------
                 Net cash provided by operating activities .........   23,232      30,428      43,979
                                                                    ---------   ---------   ---------
Cash Flows from Investing Activities
Purchases of rental equipment ......................................  (19,965)    (27,934)   (109,578)
Proceeds from sale of rental equipment .............................   14,646      33,520      51,179
Purchases of property and equipment ................................     (495)       (743)     (8,005)
Collection of receivable from sale of subsidiary ...................        -           -      12,500
                                                                    ---------   ---------   ---------
             Net cash (used in) provided by investing activities....   (5,814)      4,843     (53,904)
                                                                    ---------   ---------   ---------
Cash Flows from Financing Activities
Debt issue costs ...................................................        -      (4,746)          -
Net borrowings (repayments) under credit facility ..................    8,343     (28,904)      9,939
Repayments under capitalized lease obligations .....................      (38)       (418)       (286)
Repurchase of senior subordinated notes  ...........................  (29,996)          -           -
                                                                    ---------   ---------   ---------
             Net cash (used in) provided by financing activities ...  (21,691)    (34,068)      9,653
                                                                    ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents ...............   (4,273)      1,203        (272)
Cash and cash equivalents, beginning of year .......................    4,305       3,102       3,374
                                                                    ---------   ---------   ---------
Cash and cash equivalents, end of year .............................  $    32   $   4,305   $   3,102
                                                                    =========   =========   =========
The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-GENERAL

Description of Business

        Neff Corp. and its wholly-owned subsidiary (“Neff” or the “Company”) owns and operates equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

Costs Incurred in Efforts to Sell the Company

        The Company expensed $4.3 million of costs during the year ended December 31, 2000 related primarily to consulting and legal fees associated with the efforts to sell the Company during 1999 and 2000. During the first quarter of 2002, the Company negotiated a reduction of those costs of $1.8 million.

Sale of Subsidiary

        On November 18, 1999, the Company completed the sale of its equity interest in Sullair Argentina Sociedad Anonima. The Company received $42.5 million in consideration, of which $12.5 million was received in February 2000.

Branch Closure and Other Related Costs

        On March 21, 2001, the Company adopted a plan to close nine of its branches. Management expected all nine branches to be closed by March 31, 2002. During the first quarter of 2001, the Company recognized a charge of $9.1 million associated with these branch closings. During the fourth quarter of 2001, management decided not to close two of the stores it had previously decided to close and to close two other stores instead. The change in the branch closure plan resulted in a reduction of expenses associated with branch closings of $3.4 million which was recorded in the fourth quarter of 2001. The expense reduction of $3.4 million was the result of reversing $4.7 million associated with the previously announced closings, of which $3.6 million was goodwill, and new charges of $1.3 million associated with the closure of the two other branches in the fourth quarter. The change in the branch closure plan caused the Company to recognize a charge of $5.7 million for the year ended December 31, 2001 that included $1.1 million of goodwill, $3.0 million to write-down equipment held for sale, employee termination benefits of $0.2 million and other related costs of $1.4 million. The employee termination benefits were paid to 33 administrative, sales and maintenance employees who were terminated in connection with the branch closings.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        During the fourth quarter of 2002, the Company adopted a plan to close one of its branches and recognized a charge $0.7 million associated with this branch closing. The $0.7 million charge was composed of $0.1 million in termination benefits and $0.6 million in other related costs.

Liquidity

        As disclosed in Note 5, during December of 2001 the Company entered into a new $200 million revolving credit facility (the “Credit Facility”). The proceeds of the Credit Facility were used to repay the Company's $219.5 million revolving credit facility (the “Former Credit Facility”). The Company’s maximum availability under the Credit Facility is based upon eligible accounts receivable, rental fleet and inventory amounts.

        The Credit Facility is secured by substantially all of the Company’s assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and restrict the payment of dividends by the Company.

        The Company was not in compliance with the leverage ratio covenant under the Credit Facility as of September 30, 2002 and December 31, 2002. On December 20, 2002 the Company entered into a forbearance agreement and second amendment (the "Forbearance Agreement") to the Credit Facility. Under the Forbearance Agreement, the Company's lenders agreed not to exercise any default remedy available to them, or charge the default rate of interest, as a result of the Company's failure to comply with the leverage ratio covenant for the period from December 20, 2002 through April 15, 2003 (the "Forbearance Period"). The lenders' agreement to forbear is conditioned upon the Company's compliance with certain conditions, including financial covenants relating to the Company's consolidated income from operations before depreciation, amortization and non-cash expenditures ("EBITDA") during the Forbearance Period. The Company is currently discussing amendments to the Credit Facility with its senior lenders to permanently cure the default and amend the financial covenants under the Credit Facility to be more closely aligned with the Company's projected results of operations. If the Company is unable to permanently cure the default, or to comply with the financial covenants under the Credit Facility, after the Forbearance Period ends, the lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. Although management expects that the Company will be able to permanently waive the defaults and amend the Credit Facility, there can be no assurance that the Company will be able to do so. Management expects the Company's operations will continue to produce free cash flow during 2003 and intends to use all free cash flow to repay outstanding debt on the Credit Facility during 2003.

Going Concern

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had continuing net losses (before the cumulative effect of change in accounting principle in 2002), amounting to $15.7 million, $21.6 million and $18.4 million for the three years in the period ended December 31, 2002. These recurring losses have led to difficulties in meeting certain covenants under the Credit Facility described above and in Note 5, Notes Payable and Debt. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. In connection with the expiration of the Forbearance Agreement on April 15, 2003, the Company and its senior lenders are discussing amending the credit facility to permanently cure the existing defaults and to reduce the Company's leverage and debt service payment requirements, including the restructure of the Company's outstanding debt so that the Company can meet its obligations.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The Company routinely reviews the assumptions utilized in computing rates of depreciation of its rental equipment. Changes to the assumptions (such as the length of service lives and/or the amount of residual values) are made when, in the opinion of management, such changes are necessary to more appropriately allocate asset costs to operations over the service life of the assets. Management utilizes, among other factors, historical experience and industry comparisons in determining the propriety of any such changes.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Accumulated depreciation at December 31, 2002 and 2001 for the Company’s rental fleet was approximately $146.9 million and $118.0 million, respectively.

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

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets primarily include debt issue costs, prepaid expenses and deposits. Debt issue costs are amortized over the term of the debt on a straight-line basis, which approximates the interest method. Accumulated amortization at December 31, 2002 and 2001 for debt issue costs was $4.2 million and $2.5 million, respectively.

Insurance

        The Company is insured against general liability claims, workers’ compensation claims, and group medical claims up to specified limits per claim and in the aggregate, subject to various deductible amounts. Insured losses subject to this deductible are accrued based upon the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are not discounted.

Stock-based Compensation

        Neff accounts for stock based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Neff’s stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock or deferred stock units granted is recognized in the period the compensation is earned and measured using the quoted market price on the effective grant date.

        No stock-based employee compensation cost is reflected in the accompanying consolidated statements of operations, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if Neff had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

                                                            For the Years Ended
                                                                 December 31,
                                                       ----------------------------------
                                                          2002        2001        2000
                                                       ---------   ---------    ---------
Net loss, as reported .................................$ (97,953)  $ (21,592)   $ (18,445)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects ..........     (111)       (249)        (102)
                                                       ---------   ---------    ---------
Pro forma net loss ....................................$ (98,064)  $ (21,841)   $ (18,547)
                                                       =========   =========    =========
Loss per share:
Basic and diluted - as reported .......................$   (4.63)  $   (1.02)   $   (0.87)
                                                       =========   =========    =========
Basic and diluted - pro forma .........................$   (4.63)  $   (1.03)   $   (0.88)
                                                       =========   =========    =========

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The fair value of options at each grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own fair value. The following weighted average assumptions were used:

                        `                          For the Years Ended
                                                       December 31,
                                            --------------------------------
                                              2002        2001        2000
                                            --------    --------    --------
Expected life (in years)                          -          8           -
Interest rate  .............................      -        2.5%          -
Volatility  ................................      -      183.0%          -
Expected dividends .........................      -          -           -
Weighted average per share fair value ......      -     $ 0.57           -

Impairment of Long-lived Assets and Intangibles

        The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based upon a comprehensive review of the Company’s long-lived assets, the Company recorded a non-cash charge of $3.2 million in the fourth quarter of 2002 related to a write-down of assets that were held for sale. The Company recorded a non-cash charge of $4.3 million primarily to write-down rental assets held for sale to estimated fair value during the second quarter of 2000.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that the purchase method of accounting be used for all business combinations, among other things and applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company did not enter into any business combinations during 2002 and 2001.

        The Company adopted SFAS No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. As part of the adoption of SFAS 142, the Company changed its accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. SFAS 142 provides for a six month transitional period from the effective date of adoption to June 30, 2002, for the Company to perform an initial assessment of whether there was an indication that the carrying value of its goodwill was impaired. The Company completed the initial assessment by comparing its fair value, as determined in accordance with FASB 142, to its carrying value and concluded that its goodwill was fully impaired as of January 1, 2002. The determination of the Company's fair value was based on the Company's market capitalization at January 1, 2002.

        The Company, in performing the second step of the impairment testing, recorded a charge of $82.3 million, which has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the year ended December 31, 2002. If the Company had accounted for goodwill under SFAS 142 during 2001 and 2000, Neff’s net loss would have been $19.3 million ($0.91 per diluted share) and $16.1 million ($0.76 per diluted share) for the years ended December 31, 2001 and 2000, respectively. Amortization of goodwill was $2.3 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively.

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

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 by the Company did not have a material impact on its financial position or results of operations.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In April 2002, the FASB issued SFAS No. 145, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 145”), which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The Company adopted SFAS 145 effective as of January 1, 2002, and as such, the gain recognized on the repurchase of the Company’s senior subordinated notes have been recorded as part of earnings from continuing operations and is included in other operating expenses in the accompanying consolidated statements of operations as opposed to an extraordinary item. See Note 5, Notes Payable and Debt, for further discussion.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial position or results of operations.

        In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies and expands existing disclosure requirements for guarantees, including product warranties. FIN 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Management does not believe that FIN 45 will have a material impact on the Company’s financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

Reclassifications

        Certain amounts for the prior years have been reclassified to conform with the current year presentation.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4-PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (dollars in thousands):

                                                December 31,
                                           ---------------------     Estimated
                                                                   Useful Lives
                                             2002         2001      (in Years)
                                           --------     --------  --------------
Land ......................................$    113     $    113        -
Buildings and improvements ................   5,390        4,976      2-30
Office equipment...........................   6,084        6,039       2-7
Service equipment and vehicles ............  31,775       30,644       2-5
Shop equipment ............................   1,864        1,895        7
Capitalized lease equipment ...............       -          898       3-5
                                           --------     --------
                                             45,226       44,565
Less accumulated depreciation ............. (28,005)     (22,775)
                                           --------     --------
                                           $ 17,221     $ 21,790
                                           ========     ========

        Depreciation expense for property and equipment was $6.7 million and $7.8 million for 2002 and 2001, respectively.

NOTE 5- NOTES PAYABLE AND DEBT

         Notes payable and debt consist of the following (in thousands, except percent data):

                                                                           December 31,
                                                                    --------------------------
                                                                        2002          2001
$200 million Revolving Credit Facility with interest ranging        ------------   -----------
from the Lender's Prime Rate plus 1.75% to LIBOR plus up to 3.50%.   $   126,560    $  118,217

10.25% Senior Subordinated Notes issued May 1998, due June 2008.          71,575       100,000

10.25% Senior Subordinated Notes issued December 1998, due June
2008, with an effective interest rate of 10.5%, net of unamortized
discount of $885 and $1,033 respectively.                                 83,925        98,967
                                                                    ------------   -----------
                                                                     $   282,060    $  317,184
                                                                    ============   ===========

         During the fourth quarter of 2001, the Company entered into the Credit Facility. The Company used proceeds from the Credit Facility to repay the Company's Former Credit Facility. The Company's maximum availability under the Credit Facility is based upon eligible accounts receivable, rental fleet and inventory amounts. The interest rates on balances outstanding under the Credit Facility vary based upon the leverage ratio maintained by the Company. The Credit Facility expires in December 2005. The Company is charged a commitment fee on the aggregated daily unused balance of the Credit Facility which varies between 0.50% and 0.63%. As of December 31, 2002, the Company had $20.0 million available for borrowing under the Credit Facility.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Credit Facility is secured by substantially all of the Company’s assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and restrict the payment of dividends by the Company. During 2001 the Company recorded a charge of approximately $1.5 million, net of related income taxes, from the write-off of debt issue costs associated with the repayment of the Former Credit Facility.

         The May 1998 and December 1998 senior subordinated notes (the “Senior Subordinated Notes”) are senior unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, on or after June 1, 2003, at pre-established redemption prices together with accrued and unpaid interest to the redemption date. The Senior Subordinated Notes contain certain restrictive covenants, which among other things, restrict the payment of dividends by the Company.

         During 2002, the Company repurchased Senior Subordinated Notes with an aggregate principal amount of $43.7 million or 21.9% of the aggregate principal amounts of Senior Subordinated Notes issued by the Company. The Senior Subordinated Notes traded at a discount to face value; therefore the Company recognized a gain on debt extinguishment of $12.3 million, or $0.58 per diluted share for the year ended December 31, 2002.

         The Company was not in compliance with the leverage ratio covenant under the Credit Facility on September 30, 2002 and December 31, 2002. On December 20, 2002 the Company entered into a forbearance agreement and second amendment to the Credit Facility. Under the Forbearance Agreement, the Company’s lenders agreed not to exercise any default remedy available to them, or charge the default rate of interest, as a result of the Company’s failure to comply with the leverage ratio covenant under the Credit Facility, for the Forbearance Period. The lenders’ agreement to forbear is conditioned upon the Company’s compliance with certain conditions, including financial covenants relating to the Company’s consolidated EBITDA during the Forbearance Period. The Company is currently discussing amendments to the Credit Facility with its senior lenders to permanently cure the default and amend the financial covenants under the Credit Facility to be more closely aligned with the Company’s projected results of operations. Although management expects that the Company will be able to permanently waive the defaults and amend the Credit Facility, there can be no assurance that the Company will be able to do so. If the Company is unable to permanently cure the default or to comply with the financial covenants under the Credit Facility after the Forbearance Period ends, the lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. There can be no assurance that the Company would be able to repay all amounts due under the Credit Facility, if these amounts are declared due and payable.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-STOCK-BASED COMPENSATION

         In December 1995, the Company granted its Chief Executive Officer options to purchase shares of Class A Common Stock representing 3% (on a fully diluted basis) of the issued and outstanding common stock of the Company for an aggregate purchase price of $1.6 million. Upon completion of an initial public offering in 1998, the number of shares granted under this agreement were fixed at 657,220 shares. No further options can be granted under this agreement. The Company estimated compensation expense at each reporting date based upon the estimated market value of shares to be issued until the number of shares was fixed. Compensation expense of $3.2 million and $4.4 million was recognized in 1998 and 1997, respectively. These options have been fully vested since December 1996. One-third of the options expire on December 1, 2005, one-third expire on December 31, 2005 and the remaining one-third expire on December 31, 2006.

         In 1998, the Company adopted an Incentive Stock Option plan (“1998 ISO Plan”). Under this plan, designated officers, employees, and consultants of the Company are eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of one million shares of Class A Common Stock are reserved for issuance under the 1998 ISO Plan.

         In 1999, the Company adopted an Incentive Stock Option plan (“1999 ISO Plan”). Under this plan, designated officers, employees, and consultants of the Company are eligible to receive awards in the form of options, stock appreciation rights, restricted stock grants, performance awards, and dividend equivalent rights. An aggregate of one million shares of Class A Common Stock are reserved for issuance under the 1999 ISO Plan.

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

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes stock option activity under the 1999 and 1998 ISO Plans, (in thousands, except per share data):

                                                              ISO Plan Options
                                                     ---------------------------------
                                   Shares Available   Number of     Weighted Average
                                     For Options       Shares     Exercise Price/Share
                                   ----------------  -----------  ---------------------

Balance at December 31, 1999 .....            1,142          858  $              9.38
Authorized .......................                -            -                    -
Granted ..........................                -            -                    -
Forfeited ........................               76          (76)               10.05
Expired ..........................                -           -                     -
                                   ----------------  -----------
Balance at December 31, 2000 .....            1,218          782                 9.31
Authorized .......................                -            -                    -
Granted ..........................             (583)         583                 0.53
Forfeited ........................              323         (323)                9.92
Expired ..........................                -            -                    -
                                   ----------------  -----------
Balance at December 31, 2001 .....              958        1,042                 4.42
Authorized .......................                -            -                    -
Granted ..........................                -            -                    -
Forfeited ........................                2           (2)                6.79
Expired ..........................                -            -                    -
                                   ----------------  -----------
Balance at December 31, 2002 .....              960        1,040  $              4.41
                                   ================  ===========

         The following table summarizes information about fixed stock options as of December 31, 2002 (in thousands, except per share and year data):

                         Number of    Weighted Average   Weighted Average  Number of  Weighted Average
                          Options    Exercise Price Per   Remaining Life    Options    Exercise Price
                        Outstanding         Share            (Years)        Vested       Per Share
                      -------------  ------------------  ---------------  -----------  ---------------
Range of Exercise Prices:
 $0.37  ..............          150    $           0.37              7.0           50   $         0.37
 $0.58  ..............          433                0.58              7.0          144             0.58
 $6.00-6.84 ..........          269                6.18              6.0          269             6.18
 $9.75-14.00 .........          188               13.97              5.4          188            13.97
                      -------------  ------------------  ---------------  -----------  ---------------
                              1,040    $           4.41              6.5          651   $         6.74
                      =============  ==================  ===============  ===========  ===============

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

         The cash award the employees are entitled to receive on the redemption date is the difference between the value assigned on the date of grant and the greater of the fair market value of the Company’s Class A Common Stock or the calculated Phantom Plan share value. As of December 31, 2002, there were 0.1 million Phantom Shares granted and outstanding with assigned per share values ranging from of $9 to $11.25, vesting over three to five years. Approximately $0.3 million of compensation expense was recorded for the years ended December 31, 2000. No compensation expense was recorded for the years ended December 31, 2002 or 2001.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-RETIREMENT PLAN

         In February 1996, the Company adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company. Participating employees may contribute to the 401(k) Plan through salary deductions. The Company may contribute, at its discretion, matching contributions equal to 50% of the employee’s contribution not to exceed 3% of the employee’s annual salary. The Company contributed approximately $0.5 million, $0.6 million and $0.6 million to the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8-INCOME TAXES

         The components of the provision for income taxes are as follows (in thousands):

                                      For the Years Ended
                                         December 31,
                          --------------------------------------------
                             2002           2001             2000
                          ===========    ============    =============
Current .............     $     (370)    $          -    $        (643)
Deferred ............               -               -              643
                          -----------    ------------    -------------
Total  ..............     $     (370)    $          -    $           -
                          ===========    ============    =============

         The following table summarizes the tax effects comprising the Company's net deferred tax assets and liabilities (in thousands):

                                                                   December 31,
                                                               --------------------
                                                                 2002        2001
                                                               --------    --------
Deferred Tax Assets
      Net operating loss carryforwards ........................$ 41,924    $ 34,216
      Alternative minimum tax credits  ........................     515         874
      Deferred stock option compensation  .....................   2,849       2,849
      Intangible assets, allowance for bad debts and other ....  21,396       1,421
                                                               --------    --------
         Total deferred tax assets ............................  66,684      39,360
      Valuation allowance ..................................... (36,514)    (13,163)
Deferred Tax Liabilities
      Depreciation ............................................ (30,170)    (26,197)
                                                               --------    --------
Net Deferred Tax Liability ....................................$      -    $      -
                                                               ========    ========

         As of December 31, 2002 and 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $104.0 million and $84.7 million, respectively, expiring through 2021 (includes net operating loss carryforwards for federal and state income tax purposes of approximately $4.8 million and $4.4 million, respectively, acquired in connection with a 1999 acquisition). Such acquired net operating loss carryforwards may only be utilized by Neff Rental, Inc., the Company’s subsidiary.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Current accounting standards require that deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes. In addition, future tax benefits, such as net operating loss (“NOL”) carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for the entire balance of the net deferred tax assets at December 31, 2002 and 2001 due to the uncertainty regarding the Company’s ability to generate future taxable income sufficient to utilize the net operating loss carryforwards.

         The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (dollars in thousands, except percent data):

                                                    For the Years Ended December 31,
                                             ---------------------------------------------
                                                2002             2001             2000
                                             -----------      -----------      -----------
                                             Amt       %      Amt       %      Amt       %
                                             ---      --      ---      --      ---      --
(Provision) benefit at statutory federal
     income tax rate ......................$33,304   34.0  $ 7,341    34.0    $6,263   34.0
State income tax, net of federal income
     tax benefit ..........................      -      -        -       -       471    2.6
Change in valuation allowance .............(23,351) (23.8)  (6,921)  (32.1)   (6,242) (33.9)
Non-deductible expenses.................... (9,953) (10.2)    (420)   (1.9)     (492)  (2.7)
Foreign subsidiary ........................      -      -         -      -         -      -
Other .....................................    370    0.1         -      -         -      -
                                              ----   ----      ----   ----      ----   ----
(Provision for) benefit from income taxes..$   370    0.1    $    -      -    $    -      -
                                              ====   ====      ====   ====      ====   ====

         No deferred tax benefit was recorded for the years ended December 31, 2002 and 2001, due to uncertainty regarding the realization of the deferred tax asset. The Company received $370,000 in income tax refunds during the third quarter of 2002 that relate to refunds of income taxes previously paid, and has been recorded in the accompanying statement of operations for the year ended December 31, 2002.

NOTE 9-EARNINGS PER SHARE

         For the years ended December 31, 2002, 2001 and 2000, the treasury stock method was used to determine the dilutive effect of options and warrants on earnings per share data.

         Net loss and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                                 For the Years Ended December 31,
                                                               ------------------------------------
                                                                  2002         2001          2000
                                                               --------      --------      --------
Net loss - basic and diluted  ................................$ (97,953)    $ (21,592)    $ (18,445)
                                                               ========      ========      ========
Number of common shares:
    Weighted average common shares outstanding-basic  ........   21,165        21,165        21,165
    Employee stock options (1)  ..............................        -             -             -
                                                               --------      --------      --------
Weighted average common shares outstanding-diluted ...........   21,165        21,165        21,165
                                                               ========      ========      ========
Net loss per common share-basic and diluted  .................$   (4.63)     $  (1.02)    $   (0.87)
                                                               ========      ========      ========

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (1) The incremental shares resulting from the assumed exercise of options for the years ended 2002, 2001 and 2000 would be antidilutive and are therefore excluded from the computation of diluted loss per share.

NOTE 10-FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair market value of financial instruments held by the Company at December 31, 2002 and 2001 are based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement of such financial instruments.

         The fair value of the Company's Credit Facility is assumed to be equal to its carrying value, as the interest rates approximate market rates. At December 31, 2002 approximately $126.6 million was outstanding under the Credit Facility. At December 31, 2001, approximately $118.2 million was outstanding under the Credit Facility.

         The fair value of the Company's Senior Subordinated Notes was estimated by obtaining the quoted market price. The carrying amount of the Company's Senior Subordinated Notes was $155.5 million and $198.9 million, at December 31, 2002 and 2001, respectively. The fair value of the Company's Senior Subordinated Notes as of the same dates was estimated to be $39.7 million and $118.0 million at December 31, 2002 and 2001, respectively.

NOTE 11-COMMITMENTS AND CONTINGENCIES

         On December 17, 1999, the Company completed the sale of Neff Machinery, Inc. ("Machinery"), a wholly-owned subsidiary of Neff. Neff received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement provided for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the Machinery sale agreement) and the closing date (on the basis of a balance sheet prepared after closing). Following preparation of a closing date balance sheet, the purchaser told Neff that Neff owed the purchasers an adjustment payment of $20.3 million. Neff responded by informing the purchaser that the purchaser owed Neff additional consideration of $8.8 million.

         In August 2001, Neff and the purchaser agreed that all disputes pertaining to the closing balance sheet and the pro forma balance sheet would be resolved by an arbitrator selected by the parties (the "Arbitrator"). On June 13, 2002, the Arbitrator rendered a decision awarding the purchaser $3.5 million. The Company recognized a charge during 2002 for $3.9 million, which consists of the $3.5 million for the litigation settlement award and $0.4 million in related costs. On December 31, 2002, a judgment confirming the award and providing for interest on the award at the statutory rate from June 13, 2002, was entered in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

         On or about June 14, 2001, the purchaser sent the Company a Notice of Indemnification Claim alleging indemnifiable damages under the Machinery sale agreement. On or about December 16, 2002, the purchaser filed a Demand for Arbitration with the American Arbitration Association, seeking $1,204,645 under the indemnification provisions of the sale agreement. The Company and the purchaser are negotiating a settlement to resolve this indemnification claim.

NOTE 12-RELATED PARTY TRANSACTIONS AND OTHER COMMITMENTS

         During 2002, 2001 and 2000 revenues from affiliated companies amounted to approximately $1.7 million, $2.5 million, and $2.9 million, respectively.

Operating Leases

         During 2002, 2001 and 2000 rental expense under operating lease arrangements amounted to approximately $15.6 million, $15.6 million, and $12.6 million, respectively.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company leases real estate, rental equipment and other equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental amounts. As of December 31, 2002, future minimum rental payments under noncancellable operating lease arrangements are as follows for the years ending December 31 (in thousands):

            2003 ..................................... $ 14,257
            2004 .....................................    9,296
            2005 .....................................    5,273
            2006 .....................................    3,141
            2007 .....................................    2,964
            Thereafter ...............................    3,755
                                                      ---------
                                                      $  38,686
                                                      =========

NOTE 13-SUPPLEMENATAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                For the Years Ended
                                                                    December 31,
                                                           -------------------------------
                                                             2002       2001        2000
                                                           --------   --------    --------
                                                                   (in thousands)
Supplemental Disclosure of Cash Flow Information
    Cash paid for interest ................................$ 24,497   $ 33,260    $ 30,896
                                                           ========   ========    ========
    Cash (received) paid for income taxes .................$   (370)  $      -    $     68
                                                           ========   ========    ========

    Branch closure and other related costs (note 1):
    Total branch closure and other related costs ..........$    701   $ 5,702     $      -
    Non-cash costs ........................................    (681)   (4,390)           -
                                                           --------   -------     --------
    Cash paid for branch closure and other related costs...$     20   $ 1,312     $      -
                                                           ========   =======     ========

NEFF CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14-SUMMARY OF QUARTERLY FINANCIAL INFORMATION

(UNAUDITED)

        A summary of the quarterly operating results during 2002 (as restated) and 2001 is as follows (in thousands except per share data):

                                                                      2002
                                                      ----------------------------------------------
                                                         1st         2nd         3rd         4th
                                                      ---------   ---------   ---------    ---------
Revenues  ............................................$  43,402   $  48,616   $  50,887    $  48,830
Gross Profit .........................................$  13,955   $  18,207   $  18,349    $  15,051

Net income (loss) as reported ........................$   1,510   $  (2,687)  $  (3,518)   $ (10,962)
Cumulative effect of change in accounting principle...  (82,296)          -           -            -
                                                      ---------   ---------   ---------    ---------
Net loss as restated .................................$ (80,786)  $  (2,687)  $  (3,518)   $ (10,962)
                                                      =========   =========   =========    =========                                      -
Loss per common share data - Basic and diluted:
Net income (loss) as reported ........................$    0.07   $   (0.13)  $   (0.17)   $   (0.51)
Cumulative effect of change in accounting principle...    (3.89)          -           -            -
                                                      ---------   ---------   ---------    ---------
Net loss as restated .................................$   (3.82)  $   (0.13)  $   (0.17)   $   (0.51)
                                                       =========   =========   =========    =========

                                                                           2001
                                                      ----------------------------------------------
                                                         1st         2nd          3rd         4th
                                                      ---------   ---------   ---------    ---------
Revenues  ............................................$  59,195    $ 57,662    $ 56,648     $ 57,497
Gross Profit .........................................$  20,553    $ 22,554    $ 22,066     $ 18,555
Net loss .............................................$ (14,737)   $ (1,793)   $ (2,421)    $ (2,641)
                                                      =========   =========   =========    =========

Loss per common share data -Basic and diluted:
Net loss .............................................$   (0.70)   $  (0.08)   $  (0.11)    $  (0.12)
                                                      =========   =========   =========    =========

        Certain amounts have been reclassified for comparative purposes. During the first quarter of 2001, the Company recognized a $9.1 million charge for the branch closure and other related costs associated with the closure of branches. During the fourth quarter of 2001, a reversal of $3.4 million in branch closure and other related costs was recorded to reflect a change in the Company’s branch closure plan (see Note 1). During the first quarter of 2002 the Company wrote-off its goodwill and recognized a charge of $82.3 million as a cumulative effect of change in accounting principle (see Note 2). The Company also recognized a charge of $0.7 million for branch closure costs (see Note 1) and $3.2 million to write-down assets held for sale (see Note 2), during the fourth quarter of 2002.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Neff Corp.

We have audited the consolidated financial statements of Neff Corp. and subsidiary (the “Company”) as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 11, 2003, which report expresses an unqualified opinion and includes an explanatory paragraph concerning substantial doubt as to the entity's ability to continue as a going concern; such financial statements and report are included elsewhere in the Company’s 2002 Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15(a)2. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 11, 2003

SCHEDULE II

NEFF CORP.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                                          Balance      Charged to                            Balance
                                       at Beginning    Costs and                             at End
                                         of Period     Expenses     Other      Deductions   of Period
                                        ----------   -----------   --------   -----------  -----------
Year ended December 31, 2002:
Allowance for doubtful accounts  ........ $ 2,947      $ 2,450      $     -     $(2,612)      $ 2,785
                                         ========     ========     ========    ========      ========
Deferred tax valuation allowance ........ $13,163      $23,351      $     -     $     -        36,514
                                         ========     ========     ========    ========      ========
Year ended December 31, 2001:
Allowance for doubtful accounts ......... $ 3,323      $ 1,643      $     -     $(2,019)      $ 2,947
                                         ========     ========     ========    ========      ========
Deferred tax valuation allowance ........ $ 6,242      $ 6,921      $     -     $     -       $13,163
                                         ========     ========     ========    ========      ========
Year ended December 31, 2000:
Allowance for doubtful accounts ......... $ 2,904      $ 2,795      $     -     $(2,376)      $ 3,323
                                         ========     ========     ========    ========      ========
Deferred tax valuation allowance ........ $     -      $ 6,242      $     -     $     -       $ 6,242
                                         ========     ========     ========    ========      ========

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 will be contained in our definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in our definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be contained in our definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be contained in our definitive proxy materials to be filed with the SEC and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. We note however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

INTERNAL CONTROLS

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

1. Financial Statements.

For a complete list of the financial statements filed with this Annual Report on Form 10-K, see the Index to Financial Statements and Schedules in Item 8 on Page 28.

2. Financial Statements Schedules.

The following financial statement schedules are filed with this Annual Report on Form 10-K:

See Index to Financial Statements and Schedules in Item 8 on Page 28.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated in the Annual Report on Form 10-K by reference and filed as part of this report.

(b) Reports on Form 8-K

During the last quarter of the period covered by this Annual Report, no reports on Form 8-K were filed.

(c) Exhibits

See Item 15(a)(3) above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEFF CORP.

Date: March 28, 2003                                                                          /s/Mark H. Irion
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
                                                                                                             MARK H. IRION
                                                                                                             Chief Financial Officer
                                                                                                             On behalf of the Registrant and as
                                                                                                             Principal Financial and Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Juan Carlos Mas and Mark H. Irion, and each of them individually, as their true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and to all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                             Title                               Date
          ---------                             -----                               ----

/s/ Juan Carlos Mas                    President, Chief Executive Officer,      March  28, 2003
-------------------------
Juan Carlos Mas                        Director

/s/ Mark H. Irion                      Chief Financial Officer                  March  28, 2003
------------------
Mark H. Irion

/s/ Jorge Mas                          Chairman of the Board                    March  28, 2003
-------------
Jorge Mas

/s/ Steven Scheiwe                     Director                                 March  28, 2003
-----------------------
Steven Scheiwe

/s/ Jose Ramon Mas                     Director                                 March  28, 2003
-------------------
Jose Ramon Mas

CERTIFICATIONS

        The undersigned, in his capacity as Chief Executive Officer of Neff Corp. provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13(a)-14.

         I, Juan Carlos Mas, certify that:

1. I have reviewed this annual report on Form 10-K of Neff Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/Juan Carlos Mas
Juan Carlos Mas
Chief Executive Officer

        The undersigned, in his capacity as Chief Financial Officer of Neff Corp. provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13(a)-14.

         I, Mark H. Irion, certify that:

1. I have reviewed this annual report on Form 10-K of Neff Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Mark H. Irion
Mark H. Irion
Chief Financial Officer

                                                                INDEX TO EXHIBITS

Exhibit      Description
Number
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

3.1          Certificate of Incorporation of Neff Corp., as amended and restated, filed as Exhibit 3.1 to Neff Corp.'s Registration Statement on Form S-4 (Registration No. 333-59313), dated
             July 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

3.2          By-Laws of Neff Corp., as amended and restated, filed as Exhibit 3.2 to Neff Corp.'s
             Registration Statement on Form S-4 (Registration No. 333-59313), dated July 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.1          Form of Certificate of Class A Common Stock, filed as Exhibit 4.1 to Neff Corp.'s
             Registration Statement on Form S-1 (Registration No. 333-48077), dated March 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.2          Indenture, by and among the Company, the Guarantors and State Street Bank & Trust Company,
             as Trustee, dated as of May 28, 1998, filed as Exhibit 4.1 to Neff Corp.'s Registration
             Statement on Form S-4 (Registration No. 333-59313), dated July 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.3          Indenture, by and among Neff Corp., the Guarantors and State Street Bank & Trust Company,
             as Trustee, dated as of December 9, 1998, filed as Exhibit 4.2 to Neff Corp.'s
             Registration Statement on Form S-4 (Registration No. 333-71027), dated January 22, 1999, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.4          Form of 10 1/4% Senior Subordinated Notes due 2008, issued May 28, 1998 (included in
             Exhibit 4.2).
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.5          Form of 10 1/4% Senior Subordinated Notes due 2008, issued December 9, 1998 (included in
             Exhibit 4.3).
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.6          Registration Rights Agreement, by and between Neff Corp. and GECFS, Inc., dated as of
             March 25, 1998, filed as Exhibit 4.2 to Neff Corp.'s Registration Statement on Form S-1
             (Registration No. 333-48077), dated March 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.7          Rights Agreement between Neff Corp. and First Union National Bank, filed as Exhibit 10.13 to Neff Corp.'s Registration Statement on Form S-1 (Registration No. 333-48077), dated
             March 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.8          First Amendment to Rights Agreement between Neff Corp. and First Union National Bank, filed as Exhibit 10.1 to Neff Corp.'s Quarterly Report on Form 10-Q, dated November 15,
             1999, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------
                                                     -57-

4.9          Registration Rights Agreement, by and between Neff Corp. and Santos Fund I, L.P., dated as of March 25, 1998, filed as Exhibit 4.3 to Neff Corp.'s Registration Statement on Form S-1
             (Registration No. 333-48077), dated March 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.10         Registration Rights Agreement, by and between Neff Corp. and Santos Capitol Advisors,
             Inc., dated as of March 25, 1998, filed as Exhibit 4.4 to Neff Corp.'s Registration
             Statement on Form S-1 (Registration No. 333-48077), dated March 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.11         Amended and Restated Stockholders' Agreement by and among Jorge Mas, Juan Carlos Mas, Jose
             Ramon Mas, General Electric Capital Corporation, GECFS, Inc., Kevin P. Fitzgerald, Santos
             Fund I, L.P., Santos Capitol Advisors, Inc. and Neff Corp., dated as of March 25, 1998, filed as Exhibit 4.5 to Neff Corp.'s Registration Statement on Form S-1 (Registration No.
             333-48077), dated March 17, 1998, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

4.12         First Amendment to Amended and Restated Stockholder's Agreement between Jorge Mas, Juan
             Carlos Mas, Jose Ramon Mas, General  Electric Capital Corporation, GECFS, Inc., Santos
             Fund I.L.P., Santos Capital Advisors, Inc., Kevin Fitzgerald and Neff Corporation., filed as Exhibit 4.1 to Neff Corp.'s Annual Report on Form 10-K, dated March 30, 2000, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.1         Stock Option Agreement by and between Neff Corp. and Kevin P. Fitzgerald, filed as Exhibit
             10.6 to Neff Corp.'s Registration Statement on Form S-1 (Registration No. 333-48077),
             dated March 17, 1998, incorporated herein by reference.**
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.2         Neff Corp. 1998 Incentive Stock Plan, filed as Exhibit 10.10 to Neff Corp.'s Registration
             Statement on Form S-1 (Registration No. 333-48077), dated March 17, 1998, incorporated herein by reference.**
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.3         Neff Corp. 1999 Incentive Stock Plan, filed as Exhibit 99.1 to Neff Corp.'s Proxy
             Statement, dated  April 19, 1999, incorporated herein by reference.**
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.4         Neff Corp. Phantom Stock Plan, filed as Exhibit 10.12 to Neff Corp.'s Registration
             Statement on Form S-1 (Registration No. 333-48077), dated March 17, 1998, incorporated herein by reference.**
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.5         Amendment No. 1 to Neff Corp. Phantom Stock Plan, filed as Exhibit 10.15 to Neff Corp.'s
             Registration Statement on Form S-4 (Registration No. 333-71027), dated January 22, 1999, incorporated herein by reference.**
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.6         Amendment No. 2 to Neff Corp. Phantom Stock Plan, filed as Exhibit 10.16 to Neff Corp.'s
             Registration Statement on Form S-4 (Registration No. 333-71027), dated January 22, 1999, incorporated herein by reference.**
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------
                                                    -58-

10.7         Form of Employment Agreement by and between Neff Corp. and Vice President of Neff Rental,
             Inc., filed as Exhibit 10.2 to Neff Corp.'s Quarterly Report on Form 10-Q, dated May 6,
             1999, incorporated herein by reference.**
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.8         Employment Agreement by and between Neff Corp. and Mark Irion, Chief Financial Officer,
             Neff Corp., filed as Exhibit 10.1 to Neff Corp.'s Annual Report on Form 10-K, dated March
             30, 2000, incorporated herein by reference.**
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.9         Seventh Amendment to Credit Agreement dated as of May 17, 2001 by and between Neff Corp.,
             Neff Rental, Inc., the Lenders, and Bankers Trust Co., as Agent, filed as Exhibit 1 to
             Neff Corp.'s Current Report on Form 8-K, dated May 25, 2001, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.10        Form of Letter Agreement Extending the Term of Senior Management Employment Agreements,
             filed as Exhibit 10.1 to Neff Corp.'s Quarterly Report on Form 10-Q, dated August 14,
             2001, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.11        Loan and Security Agreement dated as of December 19, 2001, by and among Neff Corp., Neff
             Rental, Inc., the Lenders, and Fleet Capital Corp., as Agent, filed as Exhibit 10.1 to
             Neff Corp.'s Annual Report on Form 10-K, dated March 29, 2002, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.12        First Amendment to Loan and Security Agreement by and among Neff Corp., Neff Rental, Inc., the Lenders, and Fleet Capital Corp., as Agent, filed as Exhibit 10.1 to Neff Corp.'s
             Quarterly Report on Form 10-Q, dated May 15, 2002, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.13        Forbearance Agreement and Second Amendment to Loan and Security Agreement by and among
             Neff Corp., Neff Rental, Inc., the Lenders, and Fleet Capital Corp., as Agent, dated
             December 20, 2002, filed as Exhibit 99.1 to Neff Corp.'s Current Report on Form 8-K, dated
             January 13, 2003, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

10.14        Amended and Restated Employment Agreement dated as of December 31, 2001, by and between
             Neff Corp. and Peter Gladis, filed as Exhibit 10.2 to Neff Corp.'s Annual Report on Form
             10-K, dated March 29, 2002, incorporated herein by reference.
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

21*          Subsidiary of the Registrant
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

23*          Consent of Deloitte & Touche LLP
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

24           Power of Attorney (included on Signature Page of this Annual Report).
------------ --------------------------------------------------------------------------------------------
------------ --------------------------------------------------------------------------------------------

99*          Certifications Required by Section 906 of the Sarbanes-Oxley Act
------------ --------------------------------------------------------------------------------------------
                                                -59-

* Filed herewith
** Indicates a management contract or compensatory plan or arrangement.

Exhibit 21

Subsidiary of the Registrant

Neff Rental, Inc., a Florida corporation

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-83263 of Neff Corp. on Form S-8 of our report dated March 11, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning substantial doubt as to the entity's ability to continue as a going concern, appearing in this Annual Report on Form 10-K of Neff Corp. for the year ended December 31, 2002.

/s/ Deloitte & Touche LLP
Miami, Florida
March 28, 2003

Exhibit 99

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-K of Neff Corp. (the “Company”) for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Juan Carlos Mas, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2003                                                                          /s/Juan Carlos Mas
                                                                                                             ----------------------
                                                                                                             JUAN CARLOS MAS
                                                                                                             Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Neff Corp. and will be retained by Neff Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-K of Neff Corp. (the “Company”) for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark H. Irion, Chief Financial Officer, of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2003                                                                          /s/Mark H. Irion
                                                                                                             ----------------------
                                                                                                             MARK H. IRION
                                                                                                             Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Neff Corp. and will be retained by Neff Corp. and furnished to the Securities and Exchange Commission or its staff upon request.