Form 10-Q
period 2003-03-31
NEFF CORP
filed 2003-05-15
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

__________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2003

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

__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 16,065,350 shares of Class A Common Stock, $.01 par value and 5,100,000 shares of Class B Common Stock, $.01 par value, outstanding at May 1, 2003.

Neff Corp. And Subsidiary
Quarterly Report on Form 10-Q
For the Quarter ended
March 31, 2003

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2003 and December 31,
2002 (Unaudited)..............................................................................................................	3
Condensed Consolidated Statements of Operations for the three months ended
March 31, 2003 and 2002 (Restated) (Unaudited)...........................................................	4
Condensed Consolidated Statements of Cash Flows for the three months
Ended March 31, 2003 and 2002 (Restated) (Unaudited)................................................	5
Notes to Condensed Consolidated Financial Statements (Unaudited)..................	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.........................................................................................................................	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................	18
Item 4. Controls and Procedures.....................................................................................................	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.............................................................................................................	19
Item 2. Changes in Securities and Use of Proceeds..................................................................	19
Item 3. Defaults upon Senior Securities......................................................................................	19
Item 4. Submission of Matters to a Vote of Security Holders.................................................	19
Item 5. Other Information..............................................................................................................	19
Item 6. Exhibits and Reports on Form 8-K..................................................................................	19
SIGNATURE ..............................................................................................................................................	20
Certifications ..............................................................................................................................................	21

PART I.      Financial Information

Item 1.      Financial Statements

NEFF CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

                                                                 March 31,  December 31,
                                                                    2003        2002
                                                                  --------    --------
                             ASSETS
 Cash and cash equivalents  .....................................$     669   $      32
 Accounts receivable, net of allowance for doubtful accounts of
      $3,304 in 2003 and $2,785 in 2002  ........................   28,469      29,980
 Inventories  ...................................................    2,013       2,000
 Rental equipment, net  .........................................  210,545     221,106
 Property and equipment, net ....................................   16,846      17,221
 Prepaid expenses and other assets ..............................   11,215      10,777
                                                                  --------    --------
        Total assets  ...........................................$ 269,757   $ 281,116
                                                                  ========    ========
            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 Liabilities
      Accounts payable ..........................................$   6,748   $   7,568
      Accrued expenses ..........................................   29,162      25,270
      Credit facility  ..........................................  121,032     126,560
      Senior subordinated notes .................................  155,538     155,500
                                                                  --------    --------
        Total liabilities........................................  312,480     314,898
                                                                  --------    --------
 Commitments and contingencies

 Stockholders' deficiency
      Class A Common Stock; $.01 par value; 100,000 shares
        authorized;  16,065 shares issued and outstanding........      161         161
      Class B Special Common Stock; $.01 par value, liquidation
        preference $11.67; 20,000 shares authorized; 5,100 shares
        issued and outstanding ..................................       51          51
      Additional paid-in capital ................................  127,759     127,759
      Accumulated deficit ....................................... (170,694)   (161,753)
                                                                  --------    --------
        Total stockholders' deficiency...........................  (42,723)    (33,782)
                                                                  --------    --------
        Total liabilities and stockholders' deficiency...........$ 269,757  $  281,116
                                                                  ========    ========
       The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

                                                                         For the Three
                                                                       Months Ended March 31,
                                                                      ----------------------
                                                                          2003        2002
                                                                      ----------  ----------
                                                                                   (restated)
                                                                                  (see Note 1)
Revenues
     Rental revenues ................................................   $ 37,377    $ 36,946
     Equipment sales ................................................      3,462       3,681
     Parts and service ..............................................      2,546       2,775
                                                                        --------    --------
        Total revenues ..............................................     43,385      43,402
                                                                        --------    --------
Cost of revenues
     Cost of equipment sold .........................................      2,860       3,147
     Depreciation of rental equipment ...............................     10,542      10,312
     Maintenance of rental equipment.................................     15,677      14,360
     Costs of parts and service  ....................................      1,566       1,628
                                                                        --------    --------
        Total cost of revenues ......................................     30,645      29,447
                                                                        --------    --------
 Gross profit  ......................................................     12,740      13,955
                                                                        --------    --------
 Other operating expenses
     Selling, general and administrative expenses ...................     13,504      12,502
     Other depreciation and amortization ............................      1,656       1,739
     Gain on debt extinguishment ....................................          -      (7,025)
     Recovery of costs incurred to sell the company .................          -      (1,752)
                                                                        --------    --------
        Total other operating expenses ..............................     15,160       5,464
                                                                        --------    --------
 (Loss) income from operations ......................................     (2,420)      8,491
                                                                        --------    --------
 Other expenses
     Interest expense.................................................     5,775       6,501
     Amortization of debt issue costs ................................       746         480
                                                                        --------    --------
        Total other expenses  ........................................     6,521       6,981
                                                                        --------    --------
 (Loss) income before cumulative effect of change in accounting
      principle ......................................................    (8,941)      1,510
 Cumulative effect of change in accounting principle, net.............         -     (82,296)
                                                                        --------    --------
 Net loss ............................................................  $ (8,941)   $(80,786)
                                                                        ========    ========
 Basic and diluted (loss) income per common share:
     (Loss) income before cumulative effect of change in
               accounting principle...................................  $  (0.42)   $   0.07
     Cumulative effect of change in accounting principle, net ........         -       (3.89)
                                                                        --------    --------
     Net loss ........................................................  $  (0.42)   $  (3.82)
                                                                        ========    ========
 Weighted average common shares outstanding:
     Basic and diluted  ..............................................    21,165      21,165
                                                                        ========    ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                       For the Three
                                                                    Months Ended March 31,
                                                                  ------------------------
                                                                     2003         2002
                                                                   --------     --------
                                                                                (restated)
                                                                               (see Note 1)
Cash Flows from Operating Activities
 Net loss  ........................................................$  (8,941)    $(80,786)
 Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization ................................   12,944       12,531
     Gain on sale of equipment.....................................    (602)        (534)
     Gain on debt extinguishment ..................................       -       (7,025)
     Recovery of costs incurred to sell the company ...............       -       (1,752)
     Cumulative effect of change in accounting principle ..........       -       82,296
     Change in operating assets and liabilities
          Accounts receivable .....................................   1,511        2,080
          Other assets  ...........................................  (1,548)        (745)
          Accounts payable and accrued expenses ...................   3,072          (21)
                                                                   --------     --------
            Net cash provided by operating activities .............   6,436        6,044
                                                                   --------     --------
 Cash Flows from Investing Activities
 Purchases of rental equipment ...................................  (2,841)      (2,874)
 Proceeds from sale of rental equipment ..........................   3,462        3,681
 Purchases of property and equipment  ............................    (892)         (95)
                                                                  --------     --------
            Net cash (used in) provided by investing activities...    (271)         712
                                                                  --------     --------
 Cash Flows from Financing Activities
 Net repayments under credit facility.............................  (5,528)      (7,331)
 Repurchase of senior subordinated notes .........................       -       (3,512)
 Repayments under capitalized lease obligations ..................       -          (38)
                                                                  --------     --------
            Net cash used in financing activities ................  (5,528)     (10,881)
                                                                  --------     --------
 Net increase (decrease) in cash and cash equivalents ............     637       (4,125)
 Cash and cash equivalents, beginning of period ..................      32        4,305
                                                                  --------     --------
 Cash and cash equivalents, end of period ........................$    669     $    180
                                                                  ========     ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of Neff Corp. and subsidiary (the “Company” or “Neff”) and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2003 and 2002, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be reported for the year ending December 31, 2003.

     All material intercompany transactions and balances have been eliminated in consolidation. No tax benefit was recorded for the quarters ending March 31, 2003 or 2002, due to uncertainty regarding the realization of the tax benefit.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 145”), which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The Company adopted SFAS 145 effective as of January 1, 2002, and as such, the gain recognized on the repurchase of the Company’s senior subordinated notes has been recorded as part of earnings from continuing operations and is included in other operating expenses in the accompanying consolidated statements of operations and has not been recorded as an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial position or results of operations.

        In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies and expands existing disclosure requirements for guarantees, including product warranties. FIN 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. FIN 45 did not have a material impact on the Company’s financial position or results of operations.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has decided not to change to the fair value based method of accounting for stock-based employee compensation.

Stock-based Compensation

        Neff accounts for stock based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Neff’s stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock or deferred stock units granted is recognized in the period the compensation is earned and measured using the quoted market price on the effective grant date. No options were granted during the first quarter of 2003 or 2002.

        No stock-based employee compensation cost is reflected in the accompanying consolidated statements of operations, as all options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if Neff had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

                                                         For the Three Months Ended
                                                                 March 31,
                                                          --------------------------
                                                             2003        2002
                                                          ---------   ---------
Net loss, as reported (as restated for 2002)..............$  (8,941)  $ (80,786)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects .............      (28)        (28)
                                                          ---------   ---------
Pro forma net loss .......................................$  (8,969)  $ (80,814)
                                                          =========   =========
Loss per share:
Basic and diluted - as reported (as restated for 2002)....$   (0.42)  $   (3.82)
                                                           =========   =========
Basic and diluted - pro forma ............................$   (0.42)  $   (3.82)
                                                          =========   =========

NEFF CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Liquidity

     The Company's revolving credit facility (the "Credit Facility") and the indentures (the "Indentures") governing Neff's senior subordinated notes (the "Notes") restrict the Company's ability to take certain actions and require the Company to maintain specified financial ratios. These covenants may significantly limit the Company's ability to respond to changing business and economic conditions and to secure additional financing, and the Company may be prevented from engaging in transactions, including acquisitions, that might be considered important to the Company's business strategy or otherwise beneficial to Neff. Neff's ability to comply with the restrictive covenants in the Credit Facility and the Indentures may be affected by events that are beyond Neff's control. The breach of any of these covenants could result in a default under the Credit Facility or the Indentures. In the event of a default under the Credit Facility, Neff's lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. In the event of a default under the Indentures, the trustee under the Indentures or the holders of the Indentures may declare the principal of and accrued interest on the Indentures to be due and payable. A default under the Indentures would constitute a default under the Credit Facility. If the debt outstanding under the Credit Facility is accelerated, this would constitute a default under the Indentures. The Company cannot assure you that it would be able to repay all amounts due under the Credit Facility or the Indentures in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures.

        The Company was not in compliance with certain financial covenants under the Credit Facility as of December 31, 2002 and March 31, 2003. On December 20, 2002, the Company entered into a forbearance agreement and second amendment (the "Forbearance Agreement") to the Credit Facility. Under the Forbearance Agreement, the Company's lenders agreed not to exercise any default remedy available to them, or charge the default rate of interest, as a result of the Company's failure to comply with covenants for the period from December 20, 2002 through April 15, 2003 (the "Forbearance Period"). The Forbearance Agreement expired on April 15, 2003 and the Company is currently discussing amending the Credit Facility with its senior lenders to permanently cure the default and revise the financial covenants under the Credit Facility to be more closely aligned with the Company's projected results of operations. If the Company is unable to permanently cure the default, or to comply with the financial covenants under the Credit Facility, the lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. Although management expects that the Company will be able to permanently waive the defaults and amend the Credit Facility, we cannot assure you that the Company will be able to do so. Management expects the Company's operations will continue to produce free cash flow during 2003 and intends to use all free cash flow to repay outstanding debt on the Credit Facility during 2003.

Going Concern

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $8.9 million for the first quarter of 2003. The Company has had continuing net losses (before the cumulative effect of change in accounting principle in 2002), amounting to $15.7 million, $21.6 million and $18.4 million for the three years in the period ended December 31, 2002. These recurring losses have led to difficulties in meeting certain covenants under the Credit Facility. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately, to attain successful operations. As discussed above, the Company and its senior lenders are discussing amending the Credit Facility to permanently cure the existing defaults and to reduce the Company's outstanding debt so that the Company can meet its obligations under that agreement.

Restatement

     The Company has restated certain amounts for the quarter ended March 31, 2002 as a result of the Company's $82.3 million write-down of goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142, which was adopted by the Company on January 1, 2002, changed the accounting for goodwill from an amortization method to an impairment only approach. As required by SFAS 142, the Company completed an analysis of its goodwill and found that its goodwill was fully impaired. The Company has recorded a one-time non-cash charge as a cumulative change in accounting principle of $82.3 million to write-off the total amount of its goodwill. In addition, the gain on debt extinguishment was reclassified from an extraordinary gain to an ordinary gain as previously reported, due to the Company's adoption of SFAS 145, "Reporting Gains and Loses from Extinguishment of Debt".

NEFF CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 - RECLASSIFICATIONS

     Certain amounts for the prior year have been reclassified to conform with the current year presentation.

NOTE 3 -SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           For the Three
                                                       Months Ended March 31,
                                                       ----------------------
                                                         2003         2002
                                                       --------     --------
                                                            (in thousands)

       Cash paid for interest ..........................$  2,032    $  2,400
                                                        ========    ========
       Repurchase of Senior Subordinated Notes:
            Total purchase price of Notes ..............$      -   $  16,921
            Payable to broker ..........................       -     (13,409)
                                                         --------   --------
            Cash paid for Notes  .......................$      -   $   3,512
                                                         ========   ========

NOTE 4 -EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of options on earnings per share data. Net income (loss) and weighted average number of shares outstanding used in the computations are summarized as follows (in thousands, except per share data):

                                                                For the Three
                                                             Months Ended March 31,
                                                             ---------------------
                                                                2003       2002
                                                             ---------  ----------
                                                                         (restated)
                                                                        (see Note 1)

 Net loss ....................................................$ (8,941) $ (80,786)
                                                              ========   ========
 Number of shares:
   Weighted average common shares - basic and diluted (1).....  21,165     21,165
                                                              ========   ========
 Basic and diluted loss per common share:
   Loss (income) before cumulative effect of change in
        accounting principle .................................$  (0.42)  $   0.07
   Cumulative effect of change in accounting principle, net...       -      (3.89)
                                                              --------   --------
   Net loss ..................................................$  (0.42)  $  (3.82)
                                                              ========   ========
--------------
(1)      Effects  of  employee  stock  options  for the three  months  ended
         March 31,  2003 and 2002 were not  included  as they were anti-dilutive due to losses from continuing operations.

NOTE 5 – RECOVERY OF COSTS TO SELL THE COMPANY

     The Company recorded costs of $4.3 million during the fourth quarter of 2000 to recognize costs incurred in its efforts to sell the Company. During the first quarter of 2002, the Company negotiated a reduction of those costs of approximately $1.8 million.

NEFF CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – GAIN ON DEBT EXTINGUISHMENT

     During the first quarter of 2002, the Company repurchased Notes with an aggregate principal amount of $24.7 million or 12.3% of the total Notes issued by the Company. The Notes traded at a discount to face value; therefore, the Company recognized a gain on debt extinguishment of approximately $7.0 million or $0.33 per diluted share. The gain did not include any amount for taxes as the Company did not anticipate that it would have income from continuing operations during the year and losses from continuing operations would offset the gain. The Company purchased the Notes for an aggregate purchase price of $16.9 million. The purchase price was paid for with $3.5 million in cash and $13.4 million in a payable to the broker as of March 31, 2002, which was paid in the second quarter of 2002.

NOTE 7 – LITIGATION SETTLEMENT

     On December 17, 1999 we completed the sale of Neff Machinery, Inc. ("Machinery"), a wholly-owned subsidiary of Neff. Neff received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement provided for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the sale agreement) and the closing date (on the basis of a balance sheet prepared after closing). Following preparation of a closing date balance sheet, the purchaser told Neff that Neff owed the purchaser an adjustment payment of $20.3 million. Neff's responded by informing the purchaser that the purchaser owed Neff additional consideration of $8.8 million.

     In August 2001, Neff and the purchaser agreed that all disputes pertaining to the closing balance sheet and the pro forma balance sheet would be resolved by an arbitrator selected by the parties (the "Arbitrator"). In November and December 2001, the Arbitrator held a hearing at which each side presented testimony. On June 13, 2002, the Arbitrator rendered a decision awarding the purchaser approximately $3.5 million. The Company recognized a charge during 2002 for approximately $3.9 million for the litigation settlement, which consists of the $3.5 million award and $0.4 million in related costs. Neff appealed the Arbitrator's decision and on December 31, 2002 a judgment confirming the award at the statutory rate from June 13, 2002, was entered in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

     On or about June 14, 2001, the purchaser sent the Company a Notice of Indemnification Claim alleging indemnifiable damages under the Machinery sale agreement. On or about December 16, 2002, the purchaser filed a Demand for Arbitration with the American Arbitration Association, seeking $1.2 million under the indemnification provisions of the sale agreement. On April 14, 2003, Neff and the purchaser entered into a Settlement Agreement in which Neff and the purchaser released each other from all claims arising under certain certain provisions of Machinery sale agreement and Neff agreed to (1) pay the purchaser $2.25 million, (2) over the next three years, buy a minimum of $10 million of equipment from the purchaser and John Deere Construction & Forestry Company and (3) during each of the next three years, buy $0.8 million of parts and repair and maintenance services from the purchaser, in full satisfaction of the June 2002 $3.5 million arbitration award and the purchaser's June 2001 indemnification claim. If Neff fails to make the purchases described in (2) and (3) above, Neff shall pay the purchaser (a) an additional $500,000, (b) ten percent of the portion of the payment described in (2) above that was not paid and (c) thirty-five percent of the portion of the payment described in (3) above that was not paid.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis compares the results of operations for the quarter ended March 31, 2003 to the results of operations for the quarter ended March 31, 2002 (as restated) and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      The matters discussed in this section may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Statements beginning with such words as “believes”, “intends”, “plans”, “expects” and similar expressions include forward-looking statements that are based on management’s expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our dependence on additional capital for future growth, the high degree to which we are leveraged, the restrictions on our operations imposed by our debt instruments, competition in our industry and general economic conditions.

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

Overview

     Neff Corp. (“Neff”, “we”, “us” or the “Company”) is one of the largest equipment rental companies in the United States, with 72 rental locations in 16 states as of March 31, 2003.

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

     As part of our strategy to improve utilization and return on fleet investments, we plan to minimize our short term capital expenditures on fleet assets during 2003 in order to apply operating cash flow to pay down debt. Previous reductions in capital expenditures has lead to a reduction in used equipment sales as we age the fleet and seek to maximize return on existing fleet investments. We will also continue to carefully analyze the market potential of each branch and may close branches that are not generating adequate return on investment or are in a market that we do not believe has significant future growth potential.

     We own and lease rental equipment fleet for our operations. As of March 31, 2003 we owned rental fleet assets with a net book value of $210.5 million. We also lease rental fleet under operating leases that had an original cost of $55.4 million.

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

     Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property and other taxes and other administrative overhead. Other depreciation and amortization represents the depreciation associated with property and equipment (other than rental equipment) and the amortization of intangible assets.

     During the first quarter of 2002, the Company repurchased Senior Subordinated Notes (the “Notes”) with an aggregate principal amount of $24.7 million or 12.3% of the total Notes issued by the Company. The Notes traded at a discount to face value, therefore the Company recognized a gain on the retirement of the Notes purchased of approximately $7.0 million or $0.33 per diluted share. The gain did not include any amount for taxes as the Company did not anticipate that it would have income from continuing operations during the year and losses from continuing operations would offset the gain. The Company purchased the Notes for an aggregate purchase price of $16.9 million. The purchase price was paid for with $3.5 million in cash and $13.4 million in a payable to the broker as of March 31, 2002, which was paid in the second quarter of 2002. During April 2002, the Company repurchased an additional $19.0 million aggregate principal amount of Notes for a purchase price of $13.1 million.

      The Company recorded costs of $4.2 million during the fourth quarter of 2000 to recognize costs incurred in its efforts to sell the Company. During the first quarter of 2002, the Company negotiated a reduction of those costs of approximately $1.8 million.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 145”), which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The Company adopted SFAS 145 effective as of January 1, 2002, and as such, the gain recognized on the repurchase of the Company’s senior subordinated notes have been recorded as part of earnings from continuing operations and is included in other operating expenses in the accompanying consolidated statements of operations as opposed to an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial position or results of operations.

        In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies and expands existing disclosure requirements for guarantees, including product warranties. FIN 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. FIN 45 did not have a material impact on the Company’s financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has decided not to change to the fair value based method of accounting for stock-based employee compensation. No options were granted during the first quarter of 2003 or 2002.

Critical Accounting Policies and Estimates

        Our accounting policies, which are in compliance with principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K for the year ended December 31, 2002, we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies, estimates or assumptions applied under them.

Results of Operations

     Management believes that the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company’s results of operations may fluctuate from period- to-period in the future as a result of the cyclical nature of the industry in which the Company operates.

First Quarter Ended March 31, 2003 Compared to First Quarter Ended March 31, 2002 (as restated) (in thousands, except percent data)

     Revenues.      Total revenues for the quarter ended March 31, 2003 decreased to $43,385 from $43,402 for the quarter ended March 31, 2002. The slight decrease in revenues was due to a 1% increase in rental revenues offset by a 6% decrease in equipment sales and a 8% decrease parts and service revenues. Rental rates decreased by approximately 1.3% for the first quarter of 2003 compared with 2002, however utilization rates were 0.9% higher in 2003 than 2002.

     Gross Profit.      Gross profit for the quarter ended March 31, 2003 decreased 8.7% to $12,740 or 29.4% of total revenues from $13,955 or 32.2% of total revenues for the quarter ended March 31, 2002. The decrease in gross profit is largely due to declining rental margins. Rental margins were impacted by increasing maintenance expenses due to the aging of rental fleet.

     Selling, General and Administrative Expenses.      Selling, general and administrative expenses for the quarter ended March 31, 2003 increased 8.0% to $13,504 or 31.1% of total revenues from $12,502 or 28.8% of total revenues for the quarter ended March 31, 2002. The increase in selling, general and administrative expenses is primarily attributable to costs associated with our increased marketing efforts and increased costs for other selling, general and administrative expenses during the first quarter of 2003.

     Interest Expense.      Interest expense for the quarter ended March 31, 2003 decreased 11.2% to $5,775 from $6,501 for the quarter ended March 31, 2002. The decrease is primarily attributable to repayments of indebtedness under our revolving credit facility (the “Credit Facility”) and reductions in interest rates for the Credit Facility.

Liquidity and Capital Resources (in thousands)

     For the quarter ended March 31, 2003, net cash flows provided by operating activities was $6,436, compared to net cash provided by operating activities of $6,044 for the quarter ended March 31, 2002. This increase is primarily attributable to changes in working capital associated with the operations of the Company.

     Net cash used in investing activities for the quarter ended March 31, 2003 was $271 as compared to cash provided by investing activities of $712 for the same period of the prior year. This change is primarily attributable to a decrease in the amount of equipment sales during the first quarter of 2003 compared with the prior year, and increased purchases of property and equipment.

     Net cash used in financing activities was $5,528 for the quarter ended March 31, 2003, as compared to $10,881 for the same period in the prior year. The decrease in net cash used in financing activities is primarily attributable to cash used to repurchase Notes during the first quarter of 2002 and decreased repayments made under the Credit Facility. As of March 31, 2003, the Company had approximately $16,573 available under its Credit Facility.

     The Company’s Credit Facility is secured by substantially all of the Company’s assets and contains certain restrictive covenants which, among other things, require the Company to maintain certain financial coverage ratios and restrict the payment of dividends by the Company.

     The Company was not in compliance with the leverage ratio covenant required by the Credit Facility on September 30, 2002, December 31, 2002 and March 31, 2003. On December 20, 2002 the Company entered into a forbearance agreement and second amendment (the “Forbearance Agreement”) to its Credit Facility with its lenders. Under the Forbearance Agreement, the Company’s lenders agreed not to exercise any default remedy available to them, or charge the default rate of interest, as a result of the Company’s failure to comply with the leverage ratio covenant under the Credit Facility, for the Forbearance Period. The Forbearance Agreement expired on April 15, 2003. The Company is currently discussing amending the Credit Facility with its senior lenders to permanently cure the default and amend the financial covenants under the Credit Facility to be more closely aligned with the Company’s projected results of operations. Although we expect that we will be able to permanently waive the defaults and amend the Credit Facility, we can not assure you that we will be able to do so. If the Company is unable to permanently cure the default or to comply with the financial covenants under the Credit Facility, then the lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. If the debt outstanding under our Credit Facility is accelerated, this would constitute a default under the indentures governing $155.5 million in senior subordinated notes that we issued in May and December 1998 (the "Indentures") and the trustee or the noteholders could declare the principal amount of the notes, together with accrued interest and other fees, to be due and payable. We can not assure you that we would be able to repay all amounts due under the Credit Facility or the Indentures, if these amounts are declared due and payable.

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

        We were not in compliance with certain financial covenants in our Credit Facility on December 31, 2002 and March 31, 2003. We are currently discussing amendments to the Credit Facility with our lenders to permanently cure the default and amend the financial covenants under the Credit Facility to be more closely aligned with our projected results of operations. We cannot assure you that we will be able to, amend the financial covenants under the Credit Facility.

        If we are unable to permanently cure the defaults, or to comply with the financial covenants under the Credit Facility then the lenders could declare all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be due and payable. If the debt outstanding under our Credit Facility is accelerated, this would constitute a default under the Indentures and the trustee or the noteholders could declare the principal amount of such notes, together with accrued interest and other fees, to be due and payable. We cannot assure you that we would be able to repay all amounts due under the Credit Facility or the Indentures in the event these amounts are declared due upon a breach of the Credit Facility or of the Indentures.

We have experienced losses which may continue in future periods.

        Our loss for the first quarter of 2003 was $8.9 million. We have experienced net losses of $15.7 million for the year ended December 31, 2002 (before the cumulative effect of change in accounting principle), $21.6 million for the year ended December 31, 2001 and $18.4 million for the year ended December 31, 2000. We generated net income of $4.9 million for the year ended December 31, 1999 primarily as a result of the operations of two of our subsidiaries that were sold in 1999. We can not assure you that we will be able to generate net income in the future. Continued losses could adversely affect our financial condition, our ability to obtain additional financing, our ability to service our outstanding debt and the price of our common stock. Continued losses may also adversely affect our ability to comply with financial covenants under our Credit Facility. The potential consequences to us of a default under our Credit Facility are described in “We may not be able to continue operating as a going concern.”

We have a substantial amount of debt.

        As of April 30, 2003, we had total indebtedness of approximately $275.9 million. The degree to which Neff is leveraged could have important consequences to holders of our common stock including, but not limited to:

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

        Neff is controlled by members of the Mas family. Juan Carlos Mas, our Chief Executive Officer, his brothers Jorge Mas and Jose Ramon Mas, who are also members of our Board of Directors, beneficially own approximately 40.8% of our common stock. In addition, General Electric Capital Corporation (“GE Capital”) owns common stock that represents 28.4% of the outstanding equity of Neff. As the holder of all of the outstanding Class B Special Common Stock, GE Capital has the right to elect a director to Neff’s Board of Directors. However, an affiliate of GE Capital is one of the lenders under the Credit Facility and GE Capital has waived its right to elect a director for as long as any of its affiliates is a lender under the Credit Facility. Neff, GE Capital, and the Mas family have entered into a Stockholders’ Agreement. The agreement provides that if GE Capital transfers common stock representing 15% or more of the equity of Neff to a third party, the parties to the agreement will cause Neff’s Board of Directors to increase by one member and will cause the nominee designated by the purchaser of GE Capital’s common stock to be elected as the additional director.

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

      At March 31, 2003, we had fixed rate debt of $155.5 million and variable rate debt of $121.0 million. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $2.5 million and increase annual interest expense for our variable rate debt by approximately $1.2 million.

ITEM 4.      CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Neff required to be included in our periodic filings with the Securities and Exchange Commission.

      There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     On December 17, 1999 we completed the sale of Neff Machinery, Inc. ("Machinery"), a wholly-owned subsidiary of Neff. Neff received $90.5 million and recorded a gain on the sale of $3.8 million. The Machinery sale agreement provided for a post-closing purchase price adjustment based on the difference between the net worth of Machinery as of June 30, 1999 (the date of a pro forma balance sheet prepared in advance of the execution of the sale agreement) and the closing date (on the basis of a balance sheet prepared after closing). Following preparation of a closing date balance sheet, the purchaser told Neff that Neff owed the purchaser an adjustment payment of $20.3 million. Neff's responded by informing the purchaser that the purchaser owed Neff additional consideration of $8.8 million.

     In August 2001, Neff and the purchaser agreed that all disputes pertaining to the closing balance sheet and the pro forma balance sheet would be resolved by an arbitrator selected by the parties (the "Arbitrator"). In November and December 2001, the Arbitrator held a hearing at which each side presented testimony. On June 13, 2002, the Arbitrator rendered a decision awarding the purchaser approximately $3.5 million. The Company recognized a charge during 2002 for approximately $3.9 million for the litigation settlement, which consists of the $3.5 million award and $0.4 million in related costs. Neff appealed the Arbitrator's decision and on December 31, 2002 a judgment confirming the award at the statutory rate from June 13, 2002, was entered in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

     On or about June 14, 2001, the purchaser sent the Company a Notice of Indemnification Claim alleging indemnifiable damages under the Machinery sale agreement. On or about December 16, 2002, the purchaser filed a Demand for Arbitration with the American Arbitration Association, seeking $1.2 million under the indemnification provisions of the sale agreement. On April 14, 2003, Neff and the purchaser entered into a Settlement Agreement in which Neff and the purchaser released each other from all claims arising under certain certain provisions of Machinery sale agreement and Neff agreed to (1) pay the purchaser $2.25 million, (2) over the next three years, buy a minimum of $10 million of equipment from the purchaser and John Deere Construction & Forestry Company and (3) during each of the next three years, buy $0.8 million of parts and repair and maintenance services from the purchaser, in full satisfaction of the June 2002 $3.5 million arbitration award and the purchaser's June 2001 indemnification claim. If Neff fails to make the purchases described in (2) and (3) above, Neff shall pay the purchaser (a) an additional $500,000, (b) ten percent of the portion of the payment described in (2) above that was not paid and (c) thirty-five percent of the portion of the payment described in (3) above that was not paid.

     We are involved from time to time in various legal proceedings in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of these legal proceedings , individually or in the aggregate, will have a material adverse effect on our business, financial condition, or operating results.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit      Description

10.15           Voting Agreement, dated as of April 30, 2003, by and between Neff Corp. and General Electric Capital Corporation.

99.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

     On January 15, 2003, the Company filed a Current Report on Form 8-K, which announced that on December 20, 2002 the Company and its wholly-owned subsidiary, Neff Rental, Inc. entered into a Forbearance Agreement and Second Amendment to the Loan and Security Agreement.

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

                                                                                                             NEFF CORP.
                                                                                                             Registrant

Date: May 15, 2003                                                                             /s/Mark H. Irion
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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 15, 2003

                                        /s/ Juan Carlos Mas
                                        -------------------------------------
                                        Juan Carlos Mas
                                        Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 15, 2003

                                        /s/ Mark H. Irion
                                        -------------------------------
                                        Mark H. Irion
                                        Chief Financial Officer

Exhibit 10.15

VOTING AGREEMENT

        VOTING AGREEMENT, dated as of April 30, 2003 (this “Agreement”), by and between General Electric Capital Corporation, a Delaware corporation (“GE Capital”), and Neff Corp., a Delaware corporation (the “Company”).

        WHEREAS, the GE Capital and the Company are parties to that certain Amended and Restated Stockholders Agreement, dated as of March 25, 1998, among Jorge Mas, Juan Carlos Mas, GE Capital, GECFS, Inc., Kevin P. Fitzgerald, Santos Fund I, L.P. and the Company (the “Stockholders Agreement”; capitalized terms used herein and not defined shall have the meaning specified in the Stockholders Agreement); and

         WHEREAS, GE Capital has agreed with the Company to waive its voting rights with respect to certain of the Equity Securities of the Company;

        NOW, THEREFORE, IT IS HEREBY AGREED, by and between the undersigned and in consideration of the promises contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, as follows:

        1. Until the occurrence of any of the Specified Events (defined below), GE Capital agrees, on behalf of itself and its affiliates, that, with respect to any matter submitted to the stockholders of the Company for action at a meeting or for action by written consent, GE Capital shall, and shall cause its affiliates to, exercise voting rights only with respect to Equity Securities of the Company aggregating fifteen percent (15%) of the outstanding Equity Securities of the Company as of the record date for determining stockholders entitled to take such action; it being understood and agreed that the foregoing voting restrictions shall not be applicable to any unaffiliated third party acquiring Equity Securities of the Company from GE Capital or any of its affiliates.

        2. Until the occurrence of either of the Specified Events described in Sections 3(ii) or (iii) below, GE Capital waives its right, as the record and beneficial owner of Class B Special Common Stock, par value $0.01 per share, of the Company, to elect a director to the Company’s board of directors.

         3. For purposes of this Agreement, a "Specified Event" shall occur if:

                (i) any Person or group (as defined in the Exchange Act) (other than GE Capital and the Mas Stockholders or a transferee of GE Capital) shall acquire beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of the aggregate Equity Securities of the Company and GE Capital shall notify the Company that the voting restrictions in this Agreement are no longer applicable; or

                (ii) none of GE Capital nor any of its affiliates shall be a lender under or party to (x) that certain Loan and Security Agreement, dated as of December 19, 2001 (as amended, modified or supplemented from time to time, the “Loan Agreement”), among the Company, Neff Rental, Inc., the lenders party thereto, Fleet Capital Corporation, as Agent, and GECC Capital Markets Group, Inc., as Syndication Agent or (y) any refinancing or replacement of such Loan Agreement; or

                (iii) each of (x) that certain Indenture, dated as of May 28, 1998, among the Company, Neff Rental, Inc., a Florida corporation (“Neff Rental”), and State Street Bank, as Trustee, with respect to the Company 10 1/4% Senior Subordinated Notes due 2008, as amended, modified or supplemented from time to time and (y) that certain Indenture, dated as of December 9, 1998, among the Company, Neff Rental, and State Street Bank, as Trustee, with respect to the Company’s 10 1/4% Senior Subordinated Notes due 2008, as amended, modified or supplemented from time to time (together, the “Indentures”) shall be amended to provide that Senior Debt (as defined in the Indentures) does not exclude Indebtedness (as defined in the Indentures) of the Company held by an Affiliate (as defined in the Indentures) of the Company.

         4. GE Capital hereby confirms that as of the date hereof, neither it nor any of its affiliates presently intends to direct, cause the direction of, influence or participate in the management and policies of the Company.

        5. This Agreement may be executed with counterpart signature pages or in one or more counterparts, all of which shall be deemed one and the same agreement, and shall become effective when one or more counterparts have been signed by each of the parties and delivered to all of the parties.

        6. This Agreement constitutes the full and entire Agreement among the parties with regard to the subject hereof, and supersedes all prior representations, promises, or warranties (oral or otherwise) made by any party.

        7. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York without giving effect to principles of conflict of laws. THE PARTIES HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT.

        IN WITNESS WHEREOF the parties have caused this Agreement to be duly executed as of the date first written above.

                         GENERAL ELECTRIC CAPITAL CORPORATION

                        By:/s/ Steven F. Campbell
                        -----------------------
                        Name: Steve F. Campbell
                        Title: Risk Manager

                         NEFF CORP.

                        By:/s/ Mark H. Irion
                        -------------------
                        Name: Mark H. Irion
                        Title: Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Neff Corp. (the “Company”) for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Juan Carlos Mas, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003                                                                          /s/Juan Carlos Mas
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

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Neff Corp. (the “Company”) for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark H. Irion, Chief Financial Officer, of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1). The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2). The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003                                                                          /s/Mark H. Irion
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