Form 10-Q
period 2007-06-30
NEFF CORP
filed 2007-08-30
CIK 1057725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-144428

NEFF CORP.

(Exact name of registrant as specified in its charter)

Delaware	65-0626400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 N.W. 87th Avenue, Suite 400 Miami, Florida	33178
(Address of principal executive offices)	(Zip Code)

(305) 513-3350

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

NEFF CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

INDEX

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2007 (Successor) and December 31, 2006 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Operations for the period June 1, 2007 to June 30, 2007 (Successor), the period April 1, 2007 to May 31, 2007 (Predecessor) and for the three months ended June 30, 2006 (Predecessor)	4
	Unaudited Condensed Consolidated Statements of Operations for the period June 1, 2007 to June 30, 2007 (Successor), the period January 1, 2007 to May 31, 2007 (Predecessor) and for the six months ended June 30, 2006 (Predecessor)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the period June 1, 2007 to June 30, 2007 (Successor), the period January 1, 2007 to May 31, 2007 (Predecessor) and for the six months ended June 30, 2006 (Predecessor)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
	Signatures	48

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEFF CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	Successor	Predecessor
	June 30, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$1,631	$158
Accounts receivable, net of allowance for doubtful accounts of $1,005 in 2007 and $1,589 in 2006	45,401	49,357
Inventories	1,522	1,617
Rental equipment, net	380,995	318,446
Property and equipment, net	32,030	21,391
Prepaid expenses and other assets	22,395	17,163
Goodwill	377,586	8,726
Intangible assets, net	153,092	—
Deferred tax asset, net	—	3,774

Total assets	$1,014,652	$420,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities
Accounts payable	$6,874	$4,498
Accrued expenses and other liabilities	37,649	20,958
Predecessor credit facility	—	163,500
11 1/4% second priority senior secured notes	—	245,000
13% senior subordinated notes, net of unamortized discount of $2,812 in 2006 (including related party balances of $72,364 in 2006)	—	77,188
Credit facility	211,000	—
Second lien credit facility	290,000	—
10% senior notes	230,000	—
Deferred tax liability, net	40,944	—

Total liabilities	816,467	511,144

Stockholders’ equity (deficiency)
New Class A Common Stock of successor; $.01 par value; 25 shares authorized; 1 shares issued at June 30, 2007	1	—
Class A Common Stock of predecessor; $.01 par value; 20,000 shares authorized; 12,479 shares issued at December 31, 2006	—	125
Additional paid-in capital	201,614	22,573
Accumulated deficit	(2,070)	(113,210)
Accumulated other comprehensive loss, net of tax	(1,360)	—

Total stockholders’ equity (deficiency)	198,185	(90,512)

Total liabilities and stockholders’ equity (deficiency)	$1,014,652	$420,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor	Predecessor
	Period June 1, 2007 to June 30, 2007	Period April 1, 2007 to May 31, 2007	For the Three Months Ended June 30, 2006
Revenues
Rental revenues	$23,236	$45,797	$70,636
Equipment sales	1,749	5,974	9,383
Parts and service	1,161	2,465	3,807

Total revenues	26,146	54,236	83,826

Cost of revenues
Cost of equipment sold	1,560	4,227	6,631
Depreciation of rental equipment	6,000	10,080	14,942
Maintenance of rental equipment	6,056	12,748	18,542
Cost of parts and service	728	1,550	2,414

Total cost of revenues	14,344	28,605	42,529

Gross profit	11,802	25,631	41,297

Other operating expenses
Selling, general and administrative expenses	5,877	17,518	18,262
Transaction-related operating costs	—	7,283	—
Other depreciation and amortization	2,207	1,195	1,517

Total other operating expenses	8,084	25,996	19,779

Income (loss) from operations	3,718	(365)	21,518

Other expenses
Interest expense (including related party interest of $1,781 for April 1, 2007 to May 31, 2007 and $2,661 in 2006)	5,649	8,441	12,634
Transaction-related financing costs	—	57,745	—
Amortization of debt issue costs	1,516	364	485

Total other expenses	7,165	66,550	13,119

(Loss) income before benefit from income taxes	(3,447)	(66,915)	8,399
Benefit from income taxes	1,377	23,848	—

Net (loss) income	$(2,070)	$(43,067)	$8,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor	Predecessor
	Period June 1, 2007 to June 30, 2007	Period January 1, 2007 to May 31, 2007	For the Six Months Ended June 30, 2006
Revenues
Rental revenues	$23,236	$108,149	$132,512
Equipment sales	1,749	20,573	21,376
Parts and service	1,161	5,936	7,598

Total revenues	26,146	134,658	161,486

Cost of revenues
Cost of equipment sold	1,560	14,289	15,293
Depreciation of rental equipment	6,000	25,211	28,897
Maintenance of rental equipment	6,056	30,218	35,901
Cost of parts and service	728	3,704	4,675

Total cost of revenues	14,344	73,422	84,766

Gross profit	11,802	61,236	76,720

Other operating expenses
Selling, general and administrative expenses	5,877	36,475	35,989
Transaction-related operating costs	—	7,283	—
Other depreciation and amortization	2,207	2,949	2,886

Total other operating expenses	8,084	46,707	38,875

Income from operations	3,718	14,529	37,845

Other expenses
Interest expense (including related party interest of $4,450 for January 1, 2007 to May 31, 2007 and $5,324 in 2006)	5,649	21,068	24,481
Transaction-related financing costs	—	57,745	—
Amortization of debt issue costs	1,516	900	954

Total other expenses	7,165	79,713	25,435

(Loss) income before benefit from income taxes	(3,447)	(65,184)	12,410
Benefit from income taxes	1,377	23,131	—

Net (loss) income	$(2,070)	$(42,053)	$12,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period June 1, 2007 to June 30, 2007	Period January 1, 2007 to May 31, 2007	For the Six Months Ended June 30, 2006
Cash Flows from Operating Activities
Net (loss) income	$(2,070)	$(42,053)	$12,410
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	6,677	28,160	31,783
Amortization of debt issue costs	1,516	900	954
Amortization of intangibles	1,530	—	—
Gain on sale of equipment	(189)	(6,284)	(6,083)
(Recovery on) provision for bad debt	(254)	558	143
Stock compensation expense	—	4,923	1,198
Deferred income taxes	(1,377)	(23,131)	—
Transaction-related costs	—	65,028	—
Changes in operating assets and liabilities:
Accounts receivable	(1,047)	4,749	(1,604)
Inventories and other assets	(1,867)	729	(316)
Accounts payable and accrued expenses	(3,504)	22,721	1,463

Net cash (used in) provided by operating activities	(585)	56,300	39,948

Cash Flows from Investing Activities
Purchases of rental equipment	(3,685)	(61,512)	(99,275)
Proceeds from sale of equipment	1,749	20,573	21,376
Purchases of property and equipment	(107)	(10,613)	(7,175)
Acquisition of the Company by the sponsor	(371,907)	—	—
Cash paid in connection with acquisition, net of cash acquired	—	—	(16,567)

Net cash used in investing activities	(373,950)	(51,552)	(101,641)

Cash Flows from Financing Activities
(Repayments) borrowings under predecessor credit facility	(158,750)	(4,750)	62,242
Net borrowings under successor credit facility	211,000	—	—
Proceeds from second lien facility	290,000	—	—
Proceeds from 10% senior notes	230,000	—	—
Repayment of 11 1/4% second priority senior secured notes	(245,000)	—	—
Repayment of 13% senior subordinated notes	(80,000)	—	—
Proceeds from issuance of new Class A common stock	191,000	—	—
Payment of tender premiums	(42,600)	—	—
Debt issue costs	(19,640)	—	(448)

Net cash provided by financing activities	376,010	(4,750)	61,794

Net increase (decrease) in cash and cash equivalents	1,475	(2)	101
Cash and cash equivalents, beginning of period	156	158	33

Cash and cash equivalents, end of period	$1,631	$156	$134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ACQUISITION OF THE COMPANY

On March 31, 2007, Neff Corp. entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Lightyear Capital LLC (“LYC”), a private equity firm, and certain other investors (collectively, the “Sponsor”) agreed to acquire all of the outstanding shares of the Neff Corp. (the “Acquisition”). The transaction closed on May 31, 2007 (the “Effective Date”). Neff Corp. and its wholly-owned subsidiaries (“Neff” or the “Company”) are referred to as the “Predecessor” for periods prior to June 1, 2007 and as the “Successor” for periods since June 1, 2007.

On the Effective Date, LYN Holdings Corp., now known as Neff Holdings Corp. (“Neff Holdings”), acquired all of the outstanding shares of the Predecessor for approximately $935.9 million in total consideration. Neff Holdings has no operations and is owned by Neff Holdings LLC (“Holdings”) and certain members of senior management. The following transactions (the “Transactions”) occurred as of the Effective Date in connection with the Acquisition:

•	The Sponsor purchased common units of Holdings for $191.0 million in cash, which Holdings contributed to Neff Holdings.

•	Certain members of the Company’s management contributed an additional $10.6 million to Neff Holdings in the form of rollover equity.

•	Neff Holdings contributed $201.6 million in equity to Neff Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Neff Holdings.

•	Merger Sub merged with and into Neff. Neff survived the merger and became a wholly-owned subsidiary of Neff Holdings.

•	Neff borrowed $214.3 million under a $350.0 million senior secured asset-based revolving credit facility (the “Credit Facility”).

•	Neff borrowed $290.0 million under a senior secured second lien term loan (the “Second Lien Facility” and, together with the Credit Facility, the “Senior Secured Credit Facilities”).

•	Neff issued $230.0 million aggregate principal amount of 10% Senior Notes due 2015 (the “10% Notes”).

•	Net merger consideration of $366.8 million was paid to the Neff stockholders and option holders.

•

Neff’s existing indebtedness, which was $501.8 million as of May 31, 2007 consisting of $158.8 million outstanding under the Predecessor credit facility, $245.0 million of the 11 1/4% second priority senior secured notes (the “11 1/4% Notes”), $80.0 million of the 13% senior subordinated notes (the “13% Notes” and, together with the 11 1/4% Notes, the “Existing Notes”) and accrued interest of $18.0 million, was repaid.

•	Tender premiums of $42.6 million were paid in connection with the repayment of the Predecessor’s existing indebtedness.

Neff paid approximately $24.7 million in fees and expenses related to the Transactions, consisting of $5.1 million of direct acquisition costs and $19.6 million of deferred debt issue costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The deferred debt issue costs include $1.4 million of bridge commitment fees related to an unused bridge financing arrangement which were expensed in the Successor period. The direct acquisition costs are included in the purchase price and are a component of goodwill.

The condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statements of operations and cash flows for the period June 1, 2007 to June 30, 2007 show the results of the Successor. The condensed consolidated balance sheet as of December 31, 2006 and the condensed consolidated statements of operations and cash flows for the period January 1, 2007 to May 31, 2007 and the three and six months ended June 30, 2006 are results of the Predecessor.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1-ACQUISITION OF THE COMPANY (Continued)

The condensed consolidated financial statements for the period after May 31, 2007 are not comparable to prior periods as they are presented on a different basis due to the application of purchase accounting as of June 1, 2007.

The sources and uses of funds for the Acquisition are as follows (in millions):

Sources of Funds
Credit Facility	$214.3
Second Lien Facility	290.0
10% Notes	230.0
Equity contributions	201.6

Total sources	$935.9

Uses of Funds
Purchase of equity	$366.8
Repayment of indebtedness	501.8
Tender premiums	42.6
Transaction costs	24.7

Total uses	$935.9

The Acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” which resulted in a revaluation of the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. The Acquisition and the preliminary allocation of the purchase price of $935.9 million have been recorded as of June 1, 2007.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. The Company has recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for the customer list, trademarks and tradenames and lease commitments.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1-ACQUISITION OF THE COMPANY (Continued)

Allocation of the purchase price for the Acquisition of the Company was based on estimates of the fair value of the net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment, rental equipment, intangible assets, lease agreements, transaction costs and deferred income taxes. The purchase price has been allocated on a preliminary basis as follows (in millions):

Tangible assets and liabilities
Cash and cash equivalents	$0.2
Accounts receivable, net	44.1
Rental equipment, net	382.7
Property and equipment, net	32.6
Other assets	23.6
Accounts payable and accrued expenses	(35.5)

Total tangible assets and liabilities	$447.7

Intangible assets and liabilities
Customer list	$119.8
Trademarks and tradenames	33.1
Favorable lease agreements	1.7
Unfavorable lease agreements	(0.8)
Net deferred tax liability	(43.2)
Goodwill	377.6

Total intangible assets and liabilities	488.2

Total purchase price	$935.9

The unaudited pro forma results of operations provided below for the six months ended June 30, 2007 and June 30, 2006 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the Credit Facility, Second Lien Facility and the 10% Notes, as well as other acquisition related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the earliest period presented, nor are they necessarily indicative of future operating results.

	Six Months Ended
	June 30, 2007	June 30, 2006
	Pro Forma
	(in thousands)
Total revenues	$160,804	$161,486
Net loss	$(15,943)	$(9,071)

NOTE 2-BASIS OF PRESENTATION

The Company owns and operates equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.

As a result of the Acquisition discussed in Note 1, the Company presents its results for the three and six months ended June 30, 2007 as two separate periods, due to a change in accounting basis when purchase accounting was applied to the Acquisition. In accordance with purchase accounting, historical carrying values of assets acquired and liabilities assumed are adjusted to fair value, which may yield results that are not comparable on a period to period basis. The Predecessor financial period refers to the period from January 1, 2007 through May 31, 2007 prior to completion of the Acquisition. The Successor financial period refers to the period from June 1, 2007 through June 30, 2007, following completion of the Acquisition.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2-BASIS OF PRESENTATION (Continued)

The condensed consolidated balance sheet as of December 31, 2006 (Predecessor) has been derived from the Predecessor’s audited financial statements. The condensed consolidated interim financial statements as of June 30, 2007 and for the period June 1, 2007 to June 30, 2007 (Successor) as well as the period January 1, 2007 to May 31, 2007 (Predecessor) are unaudited. However, in the Company’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Predecessor’s consolidated financial statements and the related notes thereto for the year ended December 31, 2006, included in Amendment No. 1 to the Registration Statement (File No. 333-144428) on Form S-4 filed by the Company with the United States Securities and Exchange Commission (“SEC”) on July 30, 2007. The results of operations for the interim period are not necessarily indicative of the results which may be reported for the year ending December 31, 2007.

All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of the unaudited condensed consolidated financial statements including the valuation of rental equipment and other long-lived assets, the valuation of accounts receivable and the valuation of deferred tax assets. Management relies on historical experience and other assumptions believed to be reasonable under the circumstances in making its judgments and estimates. Actual results could differ from those estimates.

Recognition of Revenue

The Company recognizes revenues when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectibility is probable.

Rental revenues in the unaudited condensed consolidated statements of operations include revenue earned on equipment rentals and rental equipment pick-up and delivery fees. Revenues earned on equipment rentals are recognized as earned over the contract period which may be daily, weekly or monthly. Revenues earned on rental equipment pick-up and delivery fees are recognized at the time the services are provided.

Revenues from the sale of equipment and parts are recognized at the time of delivery to the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2-BASIS OF PRESENTATION (Continued)

Segment Reporting

The Company’s operations consist of the rental and sale of equipment, and parts and services in five geographical operating segments. Each of the Company’s regions have been aggregated into one reportable segment because they offer similar products and services in similar markets and have similar economic characteristics. The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No single customer accounted for more than 10% of the Company’s total revenues in any of the periods presented.

Fair Value of Financial Instruments

The fair market value of financial instruments held by the Company is based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and does not include expenses that could be incurred in an actual sale or settlement of such financial instruments.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. In the event the Company were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption of SFAS 157 may have on its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption of SFAS 159 may have on its results of operations, financial position or cash flows.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3-INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management with the assistance of independent third-party valuation specialists. The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2007 (Successor)
Indefinite life:
Trademarks and tradenames	N/A	$33,125	$—	$33,125

Finite-lived intangible assets:
Customer list	9	119,783	(1,479)	118,304
Favorable lease agreements	2	1,735	(72)	1,663

Total finite-lived intangible assets		121,518	(1,551)	119,967

Total intangible assets		$154,643	$(1,551)	$153,092

NOTE 4-TRANSACTION-RELATED COSTS

The Predecessor expensed the following transaction-related costs in connection with the Transactions (in thousands):

Predecessor
Period January 1, 2007 to May 31, 2007
Transaction-related operating costs:
Seller-related expenses	$7,283

Transaction-related financing costs:
Tender premiums	42,600
Write-off debt issue costs	12,451
Write-off unamortized discount on 13% Notes	2,694

Total transaction-related costs	$65,028

The tender premiums relate to the Predecessor’s Existing Notes, all of which were repurchased in connection with the Transactions. The Predecessor also incurred a non-cash charge of $12.5 million to write-off the remaining net book value of previously-capitalized debt issue costs related to the Predecessor’s credit facility and Existing Notes. The Predecessor also incurred a non-cash charge to write-off the unamortized discount on the 13% Notes. Seller-related expenses consist of investment banking fees, outside attorney fees, and other third-party fees.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5-STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Compensation expense was not recognized for stock option grants if the exercise price of the Neff’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods were not restated in conjunction with adoption of SFAS 123-R.

Stock-based Compensation-Predecessor

Under the terms of the Merger Agreement, as of the Effective Date, each outstanding share of the Predecessor’s common stock was converted into the right to receive an amount in cash of $25.95 (the “Merger Consideration”). All of the unvested stock options outstanding immediately prior to the Effective Date vested immediately prior to the Acquisition in accordance with the terms of the option grants. Under the terms of the Merger Agreement, as of the Effective Date, all stock options held by optionees that elected to receive cash consideration for their stock options were cancelled and the optionees received an amount equal to the product of (x) the number of shares subject to the option times (y) the Merger Consideration less the applicable per share exercise price. Certain members of management elected to exchange options to purchase an aggregate of 598,472 shares of Predecessor common stock with a per share exercise price of $8.21 for options to purchase Neff Holdings common stock with an equivalent value (the “2007 Rollover Options”). They did not receive any cash consideration as a result of the Acquisition with respect to the 2007 Rollover Options, and the exchange was treated as an equity contribution. The 2007 Rollover Options had a value of $10.6 million as of the Effective Date. No additional compensation expense was recorded by the Company as a result of the exchange, as the fair value of the 2007 Rollover Options was not increased as a result of the exchange.

Immediately prior to the Transactions, the Company had approximately $3.9 million in total unrecognized compensation cost related to stock option grants under the Predecessor’s stock-based compensation plans. The consummation of the Acquisition accelerated the recognition of this stock compensation cost, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations for the period from January 1, 2007 to May 31, 2007 (Predecessor). During the periods January 1 to May 31, 2007 and April 1 to May 31, 2007, stock compensation expense related to the Company’s stock-based compensation awards was $4.9 million and $4.3 million, respectively. During the three and six months ended June 30, 2006, stock compensation expense related to the Company’s stock-based compensation awards was $0.6 million and $1.2 million, respectively. Excluding the effect of the Transactions, during the periods January 1 to May 31, 2007 and April 1 to May 31, 2007, no stock-based awards were granted, forfeited, or exercised. During the three and six months ended June 30, 2006, no stock-based awards were granted, forfeited, or exercised.

Stock-based Compensation-Successor

In connection with the consummation of the Transactions, Neff Holdings adopted a stock option plan (the “2007 Option Plan”), under which Neff employees (including executive officers), independent contractors and non-employee directors are eligible to receive options to acquire Neff Holdings’ common stock. Under the terms of the 2007 Option Plan, Neff Holdings may grant stock option awards to employees (including executive officers), independent contractors and non-employee directors having a relationship with Neff, one of its subsidiaries, or other affiliate that is controlled by, or under common control with, Neff Holdings. Unless previously terminated by the Board of Directors, the 2007 Option Plan will terminate on the tenth anniversary of its approval by Neff Holdings’ stockholders.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5-STOCK-BASED COMPENSATION (Continued)

Effective May 31, 2007, in connection with the exchange of the 2007 Rollover Options, options to purchase 598,472 shares of the Predecessor’s common stock with an exercise price of $8.21 per share were exchanged for options to purchase 1,551,701 shares of Neff Holdings common stock with an exercise price of $3.16 per share, which options are fully vested and exercisable. In connection with the Acquisition, Neff Holdings assumed the Predecessor’s 2005 Stock Option Plan under which the 2007 Rollover Options were originally granted (the “2005 Option Plan”). The 2007 Rollover Options continue to be subject to the terms of the 2005 Option Plan. No additional compensation expense was recorded by the Company as a result of the exchange, as the fair value of the 2007 Rollover Options was not increased as a result of the exchange.

The weighted average exercise price and the weighted average remaining contractual life of the 2007 Rollover Options as of June 30, 2007 is $3.16 and 8 years, respectively. As of June 30, 2007, the 2007 Rollover Options were the only options of Neff Holdings’ common stock outstanding. None of the 2007 Rollover Options have been exercised or forfeited. The aggregate intrinsic value of vested and exercisable options to purchase Neff Holdings common stock and expected to vest outstanding as of June 30, 2007 was $10.6 million.

During the period June 1, 2007 to June 30, 2007, no stock-based awards were granted, forfeited, or exercised.

NOTE 6-SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information is provided in the following table (in thousands):

	Successor	Predecessor
	Period June 1, 2007 to June 30, 2007	Period January 1, 2007 to May 31, 2007	For the Six Months Ended June 30, 2006

Cash paid for interest	$1,401	$23,231	$20,096

Cash paid for rental equipment additions:
Total fleet additions	$5,855	$66,725	$100,981
Less amounts included in accounts payable and accrued expenses at June 30, 2007 for the Successor and prior year Predecessor period and May 31, 2007 for the Predecessor period January 1, 2007 to May 31, 2007	(2,170)	(5,837)	(5,251)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year (Predecessor)	—	624	3,545

Cash payments made for rental equipment additions	$3,685	$61,512	$99,275

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7-DEBT

Debt consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands, except percent data):

	Successor	Predecessor
	June 30, 2007	December 31, 2006
$350.0 million revolving Credit Facility with interest ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 1.5% (6.9% at June 30, 2007) due 2013	$211,000	$—
Second Lien Facility with interest ranging from the lender’s prime rate plus 2.5% to LIBOR plus 3.5%, due 2014	290,000	—
10% Notes due 2015	230,000	—
$225.0 million previously existing credit facility with interest rates ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 2.75% (7.4% at December 31, 2006)	—	163,500
11 1/4% second priority senior secured notes	—	245,000
13% senior subordinated notes, net of unamortized discount of $2,812 in 2006	—	77,188

Total indebtedness	$731,000	$485,688

As part of the Acquisition, the Company refinanced all of its previously outstanding indebtedness with proceeds from the Transactions.

Neff entered into a new $350.0 million Credit Facility on May 31, 2007, which is guaranteed by Neff’s parent company, Neff Holdings, and Neff’s subsidiaries and secured by a first priority security interest in substantially all of Neff’s assets. Interest on the Credit Facility is due quarterly and the Credit Facility matures in May 2013.

Neff also entered into a new $290.0 million Second Lien Facility on May 31, 2007, which is guaranteed by Neff’s parent company, Neff Holdings, and Neff’s subsidiaries and secured by a first priority security interest in substantially all of Neff’s assets. Interest on the Second Lien Facility is due quarterly and the Second Lien Facility matures in November 2014.

On May 31, 2007, Neff also issued $230.0 million in aggregate principal amount of 10% Notes. The 10% Notes are senior subordinated unsecured obligations of Neff and are guaranteed by certain of its subsidiaries. Interest is due semiannually on June 1st and December 1st, and the 10% Notes mature in June 2015.

In connection with the issuance of 10% Notes, Neff agreed to effect an offer to exchange all outstanding, privately placed 10% Notes for an equal aggregate principal amount of 10% Notes under the same indenture, which Neff registered with the SEC.

The Company’s Credit Facility, Second Lien Facility and the indenture governing its 10% Notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness, capital expenditures and asset sales, and restricting the ability to pay dividends. The Company was in compliance with all covenants under its Credit Facility, Second Lien Facility and the indenture governing the 10% Notes as of June 30, 2007.

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8-DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (herein referred as “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) or net income (loss), depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In June 2007, the Company entered into two interest rate swap agreements to hedge the change in cash flows attributable to changes in interest rates associated with the Second Lien Facility (the “Interest Rate Swaps”). The agreements have a total notional value of $290.0 million. The Interest Rate Swaps effectively convert approximately 100% of the outstanding amount under the Second Lien Facility, which is floating-rate debt, to fixed-rate debt by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments. Under the terms of the agreements, a semi-annual net settlement is made on June 7 and December 7 each year for the difference between the fixed rate of 5.621% and the variable rate based upon the six month LIBOR rate on the notional amount of the interest rate swap. The Interest Rate Swaps will be extended on a reduced notional amount of $100.0 million on December 8, 2010 through December 7, 2012.

The Company has designated that the Interest Rate Swaps are cash flow hedges under SFAS 133. To record these Interest Rate Swaps as of June 30, 2007, the Company recorded the fair value of the derivative liability of $2.3 million in accrued expenses and other liabilities, offset by $1.4 million and $0.9 million in other comprehensive income and deferred taxes, respectively. For the period June 1, 2007 to June 30, 2007, there was no hedge ineffectiveness recorded in earnings.

All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

NOTE 9-COMPREHENSIVE (LOSS) INCOME

The computation of comprehensive (loss) income is as follows (in thousands):

	Successor	Predecessor
	Period June 1, 2007 to June 30, 2007	Period January 1, 2007 to May 31, 2007	For the Six Months Ended June 30, 2006

Net (loss) income	$(2,070)	$(42,053)	$12,410
Other comprehensive loss:
Change in unrealized loss on Interest Rate Swaps, net of tax	(1,360)	—	—

Total other comprehensive loss	(1,360)	—	—

Comprehensive (loss) income	$(3,430)	$(42,053)	$12,410

NOTE 10-INCOME TAXES

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	Successor	Predecessor
	June 30, 2007	December 31, 2006
Deferred tax assets
Net operating loss carryforwards	$86,997	$54,561
Alternative minimum tax credits	478	478
Intangible assets, allowance for bad debts and other	14,292	15,215

Total deferred tax assets	101,767	70,254
Deferred tax liabilities
Prepaids	(578)	(466)
Depreciation and other	(81,213)	(66,014)
Intangibles	(60,920)	—

Net deferred tax (liability) asset	$(40,944)	$3,774

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11-RELATED PARTY TRANSACTIONS

Upon completion of the Transactions, the Sponsor entered into a transaction and advisory fee agreement with the Company relating to certain advisory and consulting services to be rendered to the Company. In consideration of those services, the Company agreed to pay the Sponsor an aggregate per annum advisory fee of $2.5 million. The Company also paid LYC upon completion of the Transactions, a transaction fee of $2.5 million and $0.3 million for expenses incurred in connection with the Transactions, which were recorded as direct acquisition costs.

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On May 31, 2007, the Company issued the 10% Notes, and entered into the Senior Secured Credit Facilities (collectively, the “Guaranteed Debt”). Neff Rental LLC (“Neff LLC”), Neff Finance Corp (“Neff Finance”) and Neff Rental Inc. (“Neff Rental”) are guarantors of the Guaranteed Debt. Neff Holdings is a guarantor under the Senior Secured Credit Facilities. Both Neff Finance and Neff Rental are direct, 100% owned subsidiaries of Neff LLC. Neff LLC is the direct, 100% owned subsidiary of the Company. The obligations of the guarantors in respect of the Guaranteed Debt are full and unconditional and are joint and several with all existing and future guarantors.

The Company conducts substantially all of its business through, and derives all of its income from, its operating subsidiary, Neff Rental. Therefore, the Company’s ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of its subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. Neff Rental is subject to various financial and restrictive covenants under the Guaranteed Debt that limit its ability to distribute cash to the Company. However, the Guaranteed Debt expressly allows distributions of cash in connection with regularly scheduled payments of principal and interest and certain other amounts in respect of the Guaranteed Debt.

Neff Finance has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Guaranteed Debt. Its only asset is nominal capitalization of $1.00, and thus, the Company has not presented separate financial statements and other disclosures concerning Neff Finance.

In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act of 1933, as amended, the following tables present unaudited condensed consolidating financial information of (a) Neff, the issuer of the 10% Notes (the “Parent”), (b) Neff LLC, and (c) Neff Rental (the “Guarantor Subsidiary”), in its capacity as guarantor of the 10% Notes:

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING

BALANCE SHEET AS OF JUNE 30, 2007

(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated
ASSETS

Cash and cash equivalents	$1,631	$—	$—	$—	$1,631
Accounts receivable, net	45,401	—	—	—	45,401
Inventories	1,522	—	—	—	1,522
Rental equipment, net	380,995	—	—	—	380,995
Property and equipment, net	32,030	—	—	—	32,030
Investment in subsidiaries	—	3,781	3,781	(7,562)	—
Prepaid expenses and other assets	11,292	—	11,103	—	22,395
Goodwill	—	—	377,586	—	377,586
Intangible assets, net	—	—	153,092	—	153,092
(Due to) from affiliates	(220,828)	—	220,828	—	—

Total assets	$252,043	$3,781	$766,390	$(7,562)	$1,014,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$6,874	$—	$—	$—	$6,874
Accrued expenses and other liabilities	30,388	—	7,261	—	37,649
Credit facility	211,000	—	—	—	211,000
Second lien facility	—	—	290,000	—	290,000
10% senior notes	—	—	230,000	—	230,000
Deferred tax liability, net	—	—	40,944	—	40,944

Total liabilities	248,262	—	568,205	—	816,467

Stockholders’ equity
New Class A Common Stock	—	—	1		1
Member’s surplus	—	3,781	—	(3,781)	—
Additional paid-in capital	—	—	201,614	—	201,614
Accumulated earnings (deficiency)	3,781	—	(2,070)	(3,781)	(2,070)
Accumulated other comprehensive loss	—	—	(1,360)	—	(1,360)

Total stockholders’ equity	3,781	3,781	198,185	(7,562)	198,185

Total liabilities and stockholders’ equity	$252,043	$3,781	$766,390	$(7,562)	$1,014,652

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING

BALANCE SHEET AS OF DECEMBER 31, 2006

(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated
ASSETS

Cash and cash equivalents	$158	$—	$—	$—	$158
Accounts receivable, net	49,357	—	—	—	49,357
Inventories	1,617	—	—	—	1,617
Rental equipment, net	318,446	—	—	—	318,446
Property and equipment, net	21,391	—	—	—	21,391
Investment in subsidiaries	—	3,040	(90,512)	87,472	—
Prepaid expenses and other assets	7,203	9,960	—	—	17,163
Goodwill	8,726	—	—	—	8,726
Deferred tax asset, net	3,774	—	—	—	3,774
(Due to) from affiliates	(220,361)	220,361	—	—	—

Total assets	$190,311	$233,361	$(90,512)	$87,472	$420,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities
Accounts payable	$4,498	$—	$—	$—	$4,498
Accrued expenses	19,273	1,685	—	—	20,958
Credit facility	163,500	—	—	—	163,500
11 1/4% second priority senior secured notes	—	245,000	—	—	245,000
13% senior subordinated notes	—	77,188	—	—	77,188

Total liabilities	187,271	323,873	—	—	511,144

Stockholders’ deficiency
Members’ deficit	—	(90,512)	—	90,512	—
Class A Common Stock	—	—	125	—	125
Additional paid-in capital	36,889	—	22,573	(36,889)	22,573
Accumulated deficit	(33,849)	—	(113,210)	33,849	(113,210)

Total stockholders’ deficiency	3,040	(90,512)	(90,512)	87,472	(90,512)

Total liabilities and stockholders’ deficiency	$190,311	$233,361	$(90,512)	$87,472	$420,632

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JUNE 1, 2007 TO JUNE 30, 2007

(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$23,236	$—	$—	$—	$23,236
Equipment sales	1,749	—	—	—	1,749
Parts and service	1,161	—	—	—	1,161

Total revenues	26,146	—	—	—	26,146

Cost of revenues
Cost of equipment sold	1,560	—	—	—	1,560
Depreciation of rental equipment	6,000	—	—	—	6,000
Maintenance of rental equipment	6,056	—	—	—	6,056
Costs of parts and service	728	—	—	—	728

Total cost of revenues	14,344	—	—	—	14,344

Gross profit	11,802	—	—	—	11,802

Other operating expenses
Selling, general and administrative expenses	5,877	—	—	—	5,877
Other depreciation and amortization	677	—	1,530	—	2,207

Total other operating expenses	6,554	—	1,530	—	8,084

Income (loss) from operations	5,248	—	(1,530)	—	3,718

Other expenses		—	—	—
Interest expense	1,401	—	4,248	—	5,649
Amortization of debt issue costs	66	—	1,450	—	1,516

Total other expenses	1,467	—	5,698	—	7,165

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	3,781	—	(7,228)	—	(3,447)
Benefit from income taxes	—	—	1,377	—	1,377
Equity earnings in subsidiaries	—	3,781	3,781	(7,562)	—

Net income (loss)	$3,781	$3,781	$(2,070)	$(7,562)	$(2,070)

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD APRIL 1, 2007 TO MAY 31, 2007

(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$45,797	$—	$—	$—	$45,797
Equipment sales	5,974	—	—	—	5,974
Parts and service	2,465	—	—	—	2,465

Total revenues	54,236	—	—	—	54,236

Cost of revenues
Cost of equipment sold	4,227	—	—	—	4,227
Depreciation of rental equipment	10,080	—	—	—	10,080
Maintenance of rental equipment	12,748	—	—	—	12,748
Costs of parts and service	1,550	—	—	—	1,550

Total cost of revenues	28,605	—	—	—	28,605

Gross profit	25,631	—	—	—	25,631

Other operating expenses
Selling, general and administrative expenses	17,518	—	—	—	17,518
Transaction-related operating costs	—	—	7,283	—	7,283
Other depreciation and amortization	1,195	—	—	—	1,195

Total other operating expenses	18,713	—	7,283	—	25,996

Income (loss) from operations	6,918	—	(7,283)	—	(365)

Other expenses		—	—	—
Interest expense	2,066	6,375	—	—	8,441
Transaction-related financing costs	3,015	54,730	—	—	57,745
Amortization of debt issues costs	151	213	—	—	364

Total other expenses	5,232	61,318	—	—	66,550

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	1,686	(61,318)	(7,283)	—	(66,915)
Benefit from income taxes	—	—	23,848	—	23,848
Equity earnings in subsidiaries	—	1,686	(59,632)	57,946	—

Net income (loss)	$1,686	$(59,632)	$(43,067)	$57,946	$(43,067)

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$70,636	$—	$—	$—	$70,636
Equipment sales	9,383	—	—	—	9,383
Parts and service	3,807	—	—	—	3,807

Total revenues	83,826	—	—	—	83,826

Cost of revenues
Cost of equipment sold	6,631	—	—	—	6,631
Depreciation of rental equipment	14,942	—	—	—	14,942
Maintenance of rental equipment	18,542	—	—	—	18,542
Costs of parts and service	2,414	—	—	—	2,414

Total cost of revenues	42,529	—	—	—	42,529

Gross profit	41,297	—	—	—	41,297

Other operating expenses
Selling, general and administrative expenses	18,262	—	—	—	18,262
Other depreciation and amortization	1,517	—	—	—	1,517

Total other operating expenses	19,779	—	—	—	19,779

Income from operations	21,518	—	—	—	21,518

Other expenses		—	—	—
Interest expense	3,081	9,553	—	—	12,634
Amortization of debt issue costs	215	270	—	—	485

Total other expenses	3,296	9,823	—	—	13,119

Income (loss) before equity earnings in subsidiaries	18,222	(9,823)	—	—	8,399
Equity earnings in subsidiaries	—	18,222	8,399	(26,621)	—

Net income	$18,222	$8,399	$8,399	$(26,621)	$8,399

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2007 TO MAY 31, 2007

(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$108,149	$—	$—	$—	$108,149
Equipment sales	20,573	—	—	—	20,573
Parts and service	5,936	—	—	—	5,936

Total revenues	134,658	—	—	—	134,658

Cost of revenues
Cost of equipment sold	14,289	—	—	—	14,289
Depreciation of rental equipment	25,211	—	—	—	25,211
Maintenance of rental equipment	30,218	—	—	—	30,218
Costs of parts and service	3,704	—	—	—	3,704

Total cost of revenues	73,422	—	—	—	73,422

Gross profit	61,236	—	—	—	61,236

Other operating expenses
Selling, general and administrative expenses	36,475	—	—	—	36,475
Transaction-related operating costs	—	—	7,283	—	7,283
Other depreciation and amortization	2,949	—	—	—	2,949

Total other operating expenses	39,424	—	7,283	—	46,707

Income (loss) from operations	21,812	—	(7,283)	—	14,529

Other expenses		—	—	—
Interest expense	5,133	15,935	—	—	21,068
Transaction-related financing costs	3,015	54,730	—	—	57,745
Amortization of debt issue costs	376	524	—	—	900

Total other expenses	8,524	71,189	—	—	79,713

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	13,288	(71,189)	(7,283)	—	(65,184)
Benefit from income taxes	—	—	23,131	—	23,131
Equity earnings in subsidiaries	—	13,288	(57,901)	44,613	—

Net income (loss)	$13,288	$(57,901)	$(42,053)	$44,613	$(42,053)

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated
Revenues
Rental revenues	$132,512	$—	$—	$—	$132,512
Equipment sales	21,376	—	—	—	21,376
Parts and service	7,598	—	—	—	7,598

Total revenues	161,486	—	—	—	161,486

Cost of revenues
Cost of equipment sold	15,293	—	—	—	15,293
Depreciation of rental equipment	28,897	—	—	—	28,897
Maintenance of rental equipment	35,901	—	—	—	35,901
Costs of parts and service	4,675	—	—	—	4,675

Total cost of revenues	84,766	—	—	—	84,766

Gross profit	76,720	—	—	—	76,720

Other operating expenses
Selling, general and administrative expenses	35,989	—	—	—	35,989
Other depreciation and amortization	2,886	—	—	—	2,886

Total other operating expenses	38,875	—	—	—	38,875

Income from operations	37,845	—	—	—	37,845

Other expenses		—	—	—
Interest expense	5,376	19,105	—	—	24,481
Amortization of debt issue costs	426	528	—	—	954

Total other expenses	5,802	19,633	—	—	25,435

Income (loss) before equity earnings in subsidiaries	32,043	(19,633)	—	—	12,410
Equity earnings in subsidiaries	—	32,043	12,410	(44,453)	—

Net income	$32,043	$12,410	$12,410	$(44,453)	$12,410

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JUNE 1, 2007 TO JUNE 30, 2007

(in thousands)

	Guarantor Subsidiary	Neff Rental LLC	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income (loss)	$3,781	$3,781	$(2,070)	$(7,562)	$(2,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,677	—	—	—	6,677
Amortization of debt issue costs	66	—	1,450	—	1,516
Amortization of intangibles	—	—	1,530	—	1,530
Gain on sale of equipment	(189)	—	—	—	(189)
Recovery on bad debt	(254)	—	—	—	(254)
Deferred income taxes	—	—	(1,377)	—	(1,377)
Equity earnings in subsidiaries	—	(3,781)	(3,781)	7,562	—
Changes in operating assets and liabilities:
Accounts receivable	(1,047)	—	—	—	(1,047)
Inventories and other assets	(1,867)	—	—	—	(1,867)
Accounts payable and accrued expenses	(3,504)	—	—	—	(3,504)

Net cash provided by (used in) operating activities	3,663	—	(4,248)	—	(585)

Cash Flows from Investing Activities
Purchases of rental equipment	(3,685)	—	—	—	(3,685)
Proceeds from sale of equipment	1,749	—	—	—	1,749
Purchases of property and equipment	(107)	—	—	—	(107)
Acquisition of the Company by the sponsor	—	—	(371,907)	—	(371,907)

Net cash used in investing activities	(2,043)	—	(371,907)	—	(373,950)

Cash Flows from Financing Activities
Repayments under predecessor credit facility	(158,750)	—	—	—	(158,750)
Borrowings under successor credit facility	211,000	—	—	—	211,000
Proceeds from second lien facility	—	—	290,000	—	290,000
Proceeds from 10% senior notes	—	—	230,000	—	230,000
Repayment of 11 1/4% second priority senior secured notes	—	(245,000)	—	—	(245,000)
Repayment of 13% senior subordinated notes	—	(80,000)	—	—	(80,000)
Proceeds from issuance of new Class A common stock	—	—	191,000	—	191,000
Payment of tender premiums	—	(42,600)	—	—	(42,600)
Debt issue costs	(4,728)	—	(14,912)	—	(19,640)
Due (from) to affiliates	(47,667)	367,600	(319,933)	—	—

Net cash (used in) provided by financing activities	(145)	—	376,155	—	376,010

Net increase in cash and cash equivalents	1,475	—	—	—	1,475
Cash and cash equivalents, beginning of period	156	—	—	—	156

Cash and cash equivalents, end of period	$1,631	$—	$—	$—	$1,631

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2007 TO MAY 31, 2007

(in thousands)

	Guarantor Subsidiary	Neff Rental LLC	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income (loss)	$13,288	$(57,901)	$(42,053)	$44,613	$(42,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	28,160	—	—	—	28,160
Amortization expense	376	524	—	—	900
Gain on sale of equipment	(6,284)	—	—	—	(6,284)
Provision for bad debt	558	—	—	—	558
Stock compensation expense	4,923	—	—	—	4,923
Deferred income taxes	—	(23,131)	—	—	(23,131)
Transaction-related costs	3,015	54,730	7,283	—	65,028
Equity earnings in subsidiaries	—	(13,288)	57,901	(44,613)	—
Changes in operating assets and liabilities:
Accounts receivable	4,749	—	—	—	4,749
Inventories and other assets	729	—	—	—	729
Accounts payable and accrued expenses	22,721	23,131	(23,131)	—	22,721

Net cash provided by (used in) operating activities	72,235	(15,935)	—	—	56,300

Cash Flows from Investing Activities
Purchases of rental equipment	(61,512)	—	—	—	(61,512)
Proceeds from sale of equipment	20,573	—	—	—	20,573
Purchases of property and equipment	(10,613)	—	—	—	(10,613)

Net cash used in investing activities	(51,552)	—	—	—	(51,552)

Cash Flows from Financing Activities
Repayments under credit facility	(4,750)	—	—	—	(4,750)
Due (from) to affiliates	(15,935)	15,935	—	—	—

Net cash (used in) provided by financing activities	(20,685)	15,935	—	—	(4,750)

Net decrease in cash and cash equivalents	(2)	—	—		(2)
Cash and cash equivalents, beginning of period	158	—	—	—	158

Cash and cash equivalents, end of period	$156	$—	$—	$—	$156

NEFF CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12-SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Guarantor Subsidiary	Neff Rental LLC	Parent	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities
Net income	$32,043	$12,410	$12,410	$(44,453)	$12,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	31,783	—	—	—	31,783
Amortization expense	426	528	—	—	954
Gain on sale of equipment	(6,083)	—	—	—	(6,083)
Provision for bad debt	143	—	—	—	143
Stock compensation expense	1,198	—	—	—	1,198
Equity earnings in subsidiaries	—	(32,043)	(12,410)	44,453	—
Changes in operating assets and liabilities:
Accounts receivable	(1,604)	—	—	—	(1,604)
Inventories and other assets	(438)	122	—	—	(316)
Accounts payable and accrued expenses	1,463	—	—	—	1,463

Net cash provided by (used in) operating activities	58,931	(18,983)	—	—	39,948

Cash Flows from Investing Activities
Purchases of rental equipment	(99,275)	—	—	—	(99,275)
Proceeds from sale of equipment	21,376	—	—	—	21,376
Purchases of property and equipment	(7,175)	—	—	—	(7,175)
Cash paid in connection with acquisition, net of cash acquired	(16,567)	—	—	—	(16,567)

Net cash used in investing activities	(101,641)	—	—	—	(101,641)

Cash Flows from Financing Activities
Borrowings under credit facility	62,242	—	—	—	62,242
Debt issue costs	—	(448)	—	—	(448)
Due (from) to affiliates	(19,431)	19,431	—	—	—

Net cash provided by financing activities	42,811	18,983	—	—	61,794

Net increase in cash and cash equivalents	101	—	—	—	101
Cash and cash equivalents, beginning of period	33	—	—	—	33

Cash and cash equivalents, end of period	$134	$—	$—	$—	$134

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Structure

On March 31, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Lightyear Capital LLC (“LYC”), a private equity firm, and certain other investors (collectively, the “Sponsor”), agreed to acquire all of our outstanding shares (the “Acquisition”).

The Acquisition closed on May 31, 2007 (the “Effective Date”). We refer to our company for periods prior to June 1, 2007 as the “Predecessor,” and we refer to our company for periods since June 1, 2007 as the “Successor.” Unless the context requires otherwise, “we,” “us,” “our,” “Neff,” or the “Company” refers to the Successor and its subsidiaries, and for periods prior to June 1, 2007, the Predecessor and its subsidiaries.

Overview

We are the eighth largest equipment rental company in the United States as measured by rental revenues. Through our 66 branches located primarily in the Sunbelt states, we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. We derive revenue from equipment rentals, selling new and used equipment, parts and supplies, and from related maintenance.

Our revenues are affected primarily by the demand for our equipment, the rental rates we can charge for our equipment, the amount of rental fleet we have available for rent and the general economic conditions in the geographic regions in which we operate, particularly conditions affecting the non-residential construction industry.

We divide our total revenues into the following three categories:

•	Rental revenues. This category includes rental revenues and related revenues such as the fees we charge for the pickup and delivery of equipment, damage waivers and other surcharges.

•	Equipment sales. This category includes revenues from the sale of our used rental equipment as well as sales of new equipment to our customers.

•

Parts and service. This category includes revenues from customers for the repair of damaged rental equipment and fuel as well as from the sale of complementary parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have separated our historical financial results for the Predecessor and Successor. The separate presentation is required under U.S. GAAP when there is a change in accounting basis, which occurred when purchase accounting was applied to the Acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, due to financial transactions completed in connection with the Acquisition, we experienced other changes in our results of operations for the period following the Acquisition. There have been no material changes to the operations or customer relationships of our business as a result of the Acquisition of the Predecessor.

In evaluating our results of operations and financial performance, our management has used combined results for the three and six months ended June 30, 2007 as single measurement periods. Due to the Transactions, we believe that comparisons between the three and six months ended June 30, 2006 and either the Successor’s results for the period June 1, 2007 to June 30, 2007 or the Predecessor’s results for the periods April 1, 2007 to May 31, 2007 and January 1, 2007 to May 31, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the three and six months ended June 30, 2007. This combined presentation for the three and six months ended June 30, 2007 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the periods April 1, 2007 to May 31, 2007 and the results of operations for the Successor for the period from June 1, 2007 to June 30, 2007 and the pre-merger results of operations of the Predecessor for the periods January 1, 2007 to May 31, 2007 and the results of operations for the Successor for the period from June 1, 2007 to June 30, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included in Results of Operations below.

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, certain OEMs and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the U.S. non-residential construction industry in particular. Macroeconomic factors and regional conditions (including hurricane-related activities) that affect the U.S. non-residential construction industry and the rental equipment market are outside of our control, and may affect our operating results in future periods.

Acquisition of the Company

On the Effective Date, LYN Holdings Corp., now known as Neff Holdings Corp. (“Neff Holdings”), acquired all of the outstanding shares of the Predecessor for approximately $935.9 million in total consideration. Neff Holdings has no operations and is owned by Neff Holdings LLC (“Holdings”) and certain members of senior management. The following transactions (the “Transactions”) occurred as of the Effective Date in connection with the Acquisition:

•	The Sponsor purchased common units of Holdings for $191.0 million in cash, which Holdings contributed to Neff Holdings.

•	Certain members of our management contributed an additional $10.6 million to Neff Holdings in the form of rollover equity.

•	Neff Holdings contributed $201.6 million in equity to Neff Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Neff Holdings.

•	Merger Sub merged with and into Neff. Neff survived the merger and became a wholly-owned subsidiary of Neff Holdings.

•	Neff borrowed $214.3 million under a $350.0 million senior secured asset-based revolving credit facility (the “Credit Facility”).

•	Neff borrowed $290.0 million under a senior secured second lien term loan (the “Second Lien Facility” and, together with the Credit Facility, the “Senior Secured Credit Facilities”).

•	Neff issued $230.0 million aggregate principal amount of 10% Senior Notes due 2015 (the “10% Notes”).

•	Net merger consideration of $366.8 million was paid to the Neff stockholders and option holders.

•

Neff’s existing indebtedness, which was $501.8 million as of May 31, 2007 consisting of $158.8 million outstanding under the Predecessor credit facility, $245.0 million of the 11 1/4% second priority senior secured notes (the “11 1/4% Notes”), $80.0 million of the 13% senior subordinated notes (the “13% Notes” and, together with the 11 1/4% Notes, the “Existing Notes”) and accrued interest of $18.0 million, was repaid.

•	Tender premiums of $42.6 million were paid in connection with the repayment of the Predecessor’s existing indebtedness.

We paid approximately $24.7 million in fees and expenses related to the Transactions consisting of $5.1 million of direct acquisition costs and $19.6 million of deferred debt issue costs. Such fees included commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The deferred debt issue costs include $1.4 million of bridge commitment fees related to an unused bridge financing arrangement which were expensed in the Successor period. The direct acquisition costs are included in the purchase price and are a component of goodwill.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, derivative financial instruments, bad debts, intangible assets, income taxes, self-insurance, contingencies and reserves for claims. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

Revenue Recognition

Rental contracts are structured as operating leases entered into at the time our customer takes delivery of the equipment and revenues are recognized as they are earned over the rental period. As a result of our billing and rental cycles, there are a certain number of rental contracts entered into during a reporting period that are not billed to customers by the end of such reporting period. We identify each rental contract that has not been billed at the end of such period and record the corresponding amount of revenue to the reporting period in which the contract was entered into.

Revenue from the sale of equipment and parts is recognized at the time of delivery to the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

Valuation of Accounts Receivable

We evaluate the collectibility of our receivables based on a combination of factors. We regularly analyze our customer accounts. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, we may determine that an increase to the allowance is required. Additionally, if actual collections of accounts receivable differ from the estimates we used to determine our allowance, we will increase or decrease, as applicable, the allowance through charges or credits to selling, general and administrative expenses in the unaudited condensed consolidated statement of operations for the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required.

Useful Lives and Salvage Value of Rental Equipment

Rental equipment is stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related equipment (generally two to seven years with estimated 10-20% residual values). Routine repairs and maintenance are expensed as incurred; improvements are capitalized at cost.

We routinely review the assumptions utilized in computing rates of depreciation of our rental equipment. Changes to the assumptions (such as the length of service lives and/or the amount of residual values) are made when, in the opinion of management, such changes are necessary to more appropriately allocate asset costs to operations over the service life of the assets. Management utilizes, among other factors, historical experience and industry comparisons in determining the propriety of any such changes. We may be required to change these estimates based on changes in our industry, end-markets or other circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Betterment of Assets

We charge ordinary maintenance and repair costs, such as repair costs related to equipment damage caused by a customer and preventive maintenance, to operations as incurred. Costs incurred to extend the useful life, increase efficiency or increase capacity of rental equipment are capitalized and include rebuilding tracks and undercarriages, filling pneumatic tires with foam, adding truck bodies to bare chassis and installing safety devices.

Derivative instruments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (herein referred as “SFAS 133”), we have designated certain derivative arrangements entered into in June 2007 as cash flow hedges and recognized the fair value of the instruments on the consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record this swap as of June 30, 2007, we recorded the fair value of the derivative liability of $2.3 million in accrued expenses and other liabilities, offset by $1.4 million and $0.9 million in other comprehensive income and deferred taxes, respectively.

Valuation of Long-Lived Assets, including Intangibles

Long-lived assets on our balance sheet consist primarily of property and equipment, customer list, trademarks and tradenames and goodwill. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of trademarks and tradenames and goodwill. Any impairment charge that we record reduces our earnings. While we believe that the estimates we use to value these assets are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of these assets.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and June 30, 2007, we had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Acquisition.

Stock-based Compensation

In connection with the Transactions, certain members of management elected to exchange options to purchase an aggregate of 598,472 shares of our common stock with a per share exercise price of $8.21 for options to purchase Neff Holdings common stock with an equivalent value (the “2007 Rollover Options”), which options are fully vested and exercisable. They did not receive any cash consideration as a result of the Acquisition with respect to the 2007 Rollover Options, and the exchange was treated as an equity contribution. The 2007 Rollover Options had a value of $10.6 million as of the Effective Date.

Immediately prior to the Transactions, there was approximately $3.9 million of total unrecognized compensation cost related to stock option grants under the Predecessor’s stock-based compensation plans. The consummation of the Acquisition accelerated the recognition of stock compensation cost, and accordingly, all of this cost was included in selling, general and administrative expenses in the condensed consolidated statements of operations for the period from January 1, 2007 to May 31, 2007 (Predecessor). During the periods January 1 to May 31, 2007 and April 1 to May 31, 2007, stock compensation expense related to our stock-based compensation awards was $4.9 million and $4.3 million, respectively. During the three and six months ended June 30, 2006, stock compensation expense related to our stock-based compensation awards was $0.6 million and $1.2 million, respectively. During the periods January 1 to May 31, 2007 and April 1 to May 31, 2007, no stock-based awards were granted, forfeited, or exercised. During the three and six months ended June 30, 2006, no stock-based awards were granted, forfeited, or exercised.

Reserve for Claims

We are exposed to various claims relating to our business. These may include claims relating to motor vehicle accidents involving our delivery and service personnel, employment related claims and claims relating to personal injury or death caused by equipment rented or sold. We establish reserves for reported claims that are asserted against us and the claims that we believe have been incurred but not reported. These reserves reflect our estimates of the amounts that we will be required to pay in connection with these claims, net of insurance recoveries. Our estimate of reserves is based on an actuarial reserve analysis that takes into consideration the probability of losses and our historical payment experience related to claims settlements. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Accordingly, we may increase or decrease our reserves for claims, and such changes could be significant.

Impact of the Acquisition and the Transactions

The Acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances, which resulted in a revaluation of the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. The Acquisition and the preliminary allocation of the purchase price of $935.9 million have been recorded as of June 1, 2007.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. The Company has recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for the customer list, trademarks and tradenames and lease commitments.

Allocation of the purchase price for the Acquisition was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property, property and equipment, rental equipment, intangible assets, operating leases, transaction costs and deferred income taxes. The purchase price has been preliminarily allocated as follows (in millions):

Tangible assets and liabilities:
Cash and cash equivalents	$0.2
Accounts receivable, net	44.1
Rental equipment, net	382.7
Property and equipment, net	32.6
Other assets	23.6
Accounts payable and accrued expenses	(35.5)

Total tangible assets and liabilities	$447.7

Intangible assets and liabilities:
Customer list	$119.8
Trademarks and tradenames	33.1
Favorable lease agreements	1.7
Unfavorable less agreements	(0.8)
Net deferred tax liability	(43.2)
Goodwill	377.6

Total intangible assets and liabilities	$488.2

Total purchase price	$935.9

Goodwill is not deductible for tax purposes.

In connection with the Transactions, we incurred significant additional indebtedness, including $214.3 million under the Credit Facility, $290.0 million under the Second Lien Facility and $230.0 million in aggregate principal of 10% Notes, which will increase our interest expense. In addition, amortization expense will increase significantly due to increases in the amortizable intangible assets acquired in the Acquisition. Depreciation expense will also increase significantly as a result of the revaluation of our rental fleet and property and equipment in connection with the Acquisition.

Performance Measures

EBITDA & Adjusted EBITDA

EBITDA is defined as net income plus interest, taxes and depreciation and amortization. Adjusted EBITDA is defined under the Credit Facility as EBITDA as further adjusted to eliminate (i) loss on debt extinguishment, (ii) non-cash compensation charges arising from any grant of stock, stock options or equity-based awards, (iii) charges for impairment of goodwill, (iv) increases in the cost of equipment sold relating to purchase accounting adjustments, (v) management, advisory and other fees and (vi) any extraordinary, unusual or nonrecurring gains or losses. Adjusted EBITDA under the indenture governing the 10% Notes includes, in addition to the adjustments under the Credit Facility, adjustments for actual expenses incurred relating to rental equipment operating leases that expired or were terminated.

EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability and should not be considered as an alternative to (1) net income, operating income, or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, debt service requirements and capital expenditures.

        Our presentation of EBITDA and Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are: (i) they do not reflect our cash expenditures, or future requirements, for significant capital expenditures or contractual commitments; (ii) they do not reflect changes in, or cash requirements for, our working capital needs; (iii) they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our significant amount of indebtedness; (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and (v) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations but may nonetheless have a material impact on our results of operations. In addition, because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry.

We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information about our operating performance relative to our peers and to provide a measure of operating results unaffected by difference in capital structure, capital investment cycles and ages of related assets among otherwise comparable companies. We also believe the inclusion of EBITDA and Adjusted EBITDA is appropriate to provide additional information about the calculation of certain financial covenants in the Senior Secured Credit Facilities and the indenture governing the 10% Notes. Adjusted EBITDA is a material component of these covenants. Adjustments used to calculate EBITDA and Adjusted EBITDA are used in the indenture for the 10% Notes as part of the adjustments to net income used in the calculations to determine whether we can incur additional debt pursuant to an interest coverage ratio. These adjustments are also used in calculating covenants contained in our Senior Secured Credit Facilities and metrics used to determine the applicable margin for loans under such facilities. For instance, our Credit Facility uses Adjusted EBITDA to determine the interest rates on our borrowings, which are based on a leverage ratio, or the ratio of indebtedness at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter. Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our Credit Facility. Accordingly, Adjusted EBITDA is a key factor in determining how much additional indebtedness we may be able to incur from time to time to operate our business, and a change in our Adjusted EBITDA could increase or decrease our cost of funds.

We compensate for certain limitations in using EBITDA by relying on our U.S. GAAP results and using EBITDA and Adjusted EBITDA only as supplemental information. As noted above, the agreements governing our indebtedness include Adjusted EBITDA as a measure of our operating performance, and management believes that those agreements are material to our operations. For example, our Senior Secured Credit Facilities, and the interest rate on loans under those facilities, are material to our financial condition and results of operations because that facility is our primary source of liquidity for working capital, and the indenture governing the 10% Notes are material to our financial condition because they govern a significant portion of our long-term capitalization while restricting our ability to conduct our business.

The following is a reconciliation of Net (loss) income to Adjusted EBITDA as defined in our Credit Facility. The terms and related calculations are defined in the senior secured credit agreement for the Credit Facility and indenture governing the 10% Notes.

	Successor	Predecessor
	Period June 1, 2007 to June 30, 2007	Period April 1, 2007 to May 31, 2007	For the Three Months Ended June 30, 2006	Period January 1, 2007 to May 31, 2007	For the Six Months Ended June 30, 2006

Net (loss) income	$(2,070)	$(43,067)	$8,399	$(42,053)	$12,410
Benefit from income taxes	(1,377)	(23,848)	—	(23,131)	—
Interest expense	5,649	8,441	12,634	21,068	24,481
Depreciation of rental equipment	6,000	10,080	14,942	25,211	28,897
Other depreciation	677	1,195	1,517	2,949	2,886
Amortization expense	3,046	364	485	900	954

EBITDA	11,925	(46,835)	37,977	(15,056)	69,628

Stock compensation expense(a)	—	4,315	599	4,923	1,198
Monitoring fee(b)	208	—	—	—	—
Transaction-related costs(c)	—	65,028	—	65,028	—

Adjusted EBITDA	$12,133	$22,508	$38,576	$54,895	$70,826

(a)	The adjustment reflects the effect of stock compensation expenses recorded in the periods presented in accordance with SFAS No. 123-R “Share-Based Payment.”
(b)	The adjustment reflects the effect of the annual monitoring fees to be paid to affiliates of the Sponsor and certain other parties in connection with the Transactions.
(c)	The adjustment reflects the effect of the transaction-related costs in connection with the Transactions.

Dollar Utilization

One of the performance measures that we use to analyze our operating performance is “dollar utilization.” Dollar utilization for any period is the ratio, expressed as a percentage, of our “net rental revenues” generated from our rental fleet, divided by the “average monthly original cost” of our rental fleet, including both owned and leased equipment, during such period. Net rental revenues generated from our rental fleet are calculated as total rental revenues less rental revenues from the rental of equipment that we rent from third parties and then “re-rent” to our customers, which we refer to as “re-rent revenue.” Monthly original cost for each month is calculated as the average of the original cost of our rental fleet, including cost of equipment under lease, on the first and last day of that month.

Management uses dollar utilization to measure the interaction of changes in our rental rates, the mix of equipment on rent and the percentage of equipment on rent, each of which affects our equipment rental revenues. However, dollar utilization is a statistic that is not financial in nature or a measure of performance or liquidity in accordance with U.S. GAAP. Accordingly, while management believes dollar utilization provides useful additional information about our business, dollar utilization should not be considered in isolation or as a substitute for comparable U.S. GAAP financial measures. In addition, our presentation of dollar utilization may not be directly comparable to that of other companies in our industry.

As illustrated in the table below, dollar utilization for the combined three months ended June 30, 2007 and three months ended June 30, 2006, was 50.6% and 53.9%, respectively, and for the combined six months ended June 30, 2007 and six months ended June 30, 2006, was 48.6% and 52.2%, respectively (in thousands, except percent data):

	Combined Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Combined Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Total rental revenues	$69,033	$70,636	$131,385	$132,512
Re-rent revenues	(1,762)	(1,545)	(3,111)	(2,908)

Net rental revenues(a)	$67,271	$69,091	$128,274	$129,604
Average monthly original cost(b)(c)	534,198	513,170	530,178	496,374
Dollar utilization(d)	50.6%	53.9%	48.6%	52.2%

(a)	Amounts are annualized when determining dollar utilization for periods of less than 12 months. Accordingly, annualized net rental revenues for the combined three months ended June 30, 2007 and three months ended June 30, 2006 are $270,119 and $276,364, respectively and for the combined six months ended June 30, 2007 and the six months ended June 30, 2006 are $257,535 and $259,208 respectively.
(b)	Average monthly original cost includes the cost of equipment held in the rental fleet under operating leases.
(c)	Average monthly original cost for each period is presented as the average of the monthly original cost computations for each of the months in the periods presented.
(d)	Dollar utilization is calculated as net rental revenues divided by average monthly original cost.

Fluctuations in Quarterly Operating Results

Business Cycles and Seasonality

Our operating results are subject to annual and seasonal fluctuations resulting from a variety of factors, including overall economic conditions and construction activity in the geographic regions we serve. These factors include increases in the competitive supply of rental equipment, the number of our significant competitors and seasonal rental patterns resulting in lower rental activity by our customers during the winter. Thus, the results of any period are not necessarily indicative of the results that may be expected from any other period.

Results of Operations

Combined Three Months ended June 30, 2007 Compared with Three Months ended June 30, 2006

The following table illustrates our operating activity for the combined three months ended June 30, 2007 and the three months ended June 30, 2006.

	Successor Period June 1, 2007 to June 30, 2007	Predecessor Period April 1, 2007 to May 31, 2007	Non-GAAP Combined Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	% Change
		(dollars in thousands)			(1)(2)
Revenues
Rental revenues	$23,236	$45,797	$69,033	$70,636	(2.3)
Equipment sales	1,749	5,974	7,723	9,383	(17.7)
Parts and service	1,161	2,465	3,626	3,807	(4.8)

Total revenues	26,146	54,236	80,382	83,826	(4.1)

Cost of revenues
Cost of equipment sold	1,560	4,227	5,787	6,631	(12.7)
Depreciation of rental equipment	6,000	10,080	16,080	14,942	7.6
Maintenance of rental equipment	6,056	12,748	18,804	18,542	1.4
Costs of parts and service	728	1,550	2,278	2,414	(5.6)

Total cost of revenues	14,344	28,605	42,949	42,529	1.0

Gross profit	11,802	25,631	37,433	41,297	(9.4)

Other operating expenses
Selling, general and administrative expenses	5,877	17,518	23,395	18,262	28.1
Transaction-related operating costs	—	7,283	7,283	—	n/m
Other depreciation and amortization	2,207	1,195	3,402	1,517	124.3

Total other operating expenses	8,084	25,996	34,080	19,779	72.3

Income (loss) from operations	3,718	(365)	3,353	21,518	(84.4)

Other expenses
Interest expense	5,649	8,441	14,090	12,634	11.5
Transaction-related financing costs	—	57,745	57,745	—	n/m
Amortization of debt issue costs	1,516	364	1,880	485	287.6

Total other expenses	7,165	66,550	73,715	13,119	461.9

(Loss) income before benefit from income taxes	(3,447)	(66,915)	(70,362)	8,399	n/m
Benefit from income taxes	1,377	23,848	25,225	—	n/m

Net (loss) income	$(2,070)	$(43,067)	$(45,137)	$8,399	n/m

(1)	n/m means the percentage change is not meaningful.
(2)	% Change means the percentage change between the operating activity for the combined three months ended June 30, 2007 and the three months ended June 30, 2006.

Total Revenues. Total revenues for the combined three months ended June 30, 2007 decreased 4.1% to $80.4 million from $83.8 million for the three months ended June 30, 2006. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the combined three months ended June 30, 2007 decreased 2.3% to $69.0 million from $70.6 million for the three months ended June 30, 2006. The decrease in rental revenues was primarily due to a decrease in the percentage of equipment on rent and a decrease in rental rates. For the combined three months ended June 30, 2007, we estimate that the percentage of equipment on rent decreased by 2.7 percentage points and our rental rates decreased 2.8%. The decrease in the percentage of equipment on rent combined with decreased rental rates, led to a decrease in dollar utilization to 50.6% for the combined three months ended June 30, 2007 from 53.9% for the three months ended June 30, 2006. As of June 30, 2007, our average rental fleet value at original cost increased to $534.2 million from $513.2 million as of June 30, 2006.

Equipment Sales. Equipment sales revenue for the combined three months ended June 30, 2007 decreased 17.7% to $7.7 million from $9.4 million for the three months ended June 30, 2006. The decrease in equipment sales was due to the decision by management to sell less equipment during the period. Equipment sales decreased to 9.6% of total revenues for the combined three months ended June 30, 2007 from 11.2% of total revenues for the three months ended June 30, 2006.

Parts and Service. Revenues from the sales of parts and service for the combined three months ended June 30, 2007 decreased 4.8% to $3.6 million from $3.8 million for the three months ended June 30, 2006. The decrease in parts and service revenue was primarily due to the decrease in rental revenues resulting in less revenue generated by parts and service. Parts and service revenue remained approximately 4.5% of total revenues for both the combined three months ended June 30, 2007 and the three months ended June 30, 2006.

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 12.7% to $5.8 million for the combined three months ended June 30, 2007 from $6.6 million for the three months ended June 30, 2006, primarily as a result of the decrease in the amount of equipment sales. The effect of purchase accounting adjustments related to the revaluation of the rental fleet increased the cost of equipment sold in the period June 1, 2007 to June 30, 2007 by approximately $0.3 million.

Depreciation of Rental Equipment. Depreciation of rental equipment for the combined three months ended June 30, 2007 increased 7.6% to $16.1 million from $14.9 million for the three months ended June 30, 2006. The increased depreciation expense of rental equipment was primarily due to the increase in size of our average rental fleet as well as the increase in the book value of our rental fleet as a result of the application of purchase accounting for the Acquisition. The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in the depreciable base of rental equipment, increased depreciation expense in the period June 1, 2007 to June 30, 2007 by approximately $0.9 million.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment increased 1.4% to $18.8 million for the combined three months ended June 30, 2007 from $18.5 million for the three months ended June 30, 2006.

Cost of Parts and Service. Costs associated with our parts and service revenues decreased 5.6% to $2.3 million for the combined three months ended June 30, 2007 from $2.4 million for the three months ended June 30, 2006, primarily as a result of decreased volume of parts and service revenue.

Gross Profit. Gross profit for the combined three months ended June 30, 2007 decreased 9.4% to $37.4 million or 46.6% of total revenues from $41.3 million or 49.3% of total revenues for the three months ended June 30, 2006. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit of $3.0 million. The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit in the period June 1, 2007 to June 30, 2007 by approximately $1.4 million, or 1.7% of total revenues for the combined three months ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the combined three months ended June 30, 2007 increased 28.1% to $23.4 million from $18.3 million for the three months ended June 30, 2006. Selling, general and administrative expenses increased to 29.1% of total revenues for the combined three months ended June 30, 2007 from 21.8% of total revenues for the three months ended June 30, 2006. The increase in selling, general and administrative expenses is partially due to increased payroll and payroll related expenses, facility costs and professional fees. In addition, there was in increase of $3.7 million in stock-based compensation expense due primarily to the accelerated vesting of stock options that resulted from the Acquisition.

Transaction-related operating costs. Transaction-related operating costs were $7.3 million for the combined three months ended June 30, 2007. These costs consisted of seller-related expenses of $7.3 million for investment banking fees, outside attorney fees, and other third-party fees. There were no transaction-related operating costs recorded in 2006.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the combined three months ended June 30, 2007 increased 124.3% to $3.4 million from $1.5 million for the three months ended June 30, 2006. The increase in other depreciation and amortization was primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets which increased amortization expense in the period June 1, 2007 to June 30, 2007 by approximately $1.5 million. The increase in other depreciation and amortization was also due to the increase in size of our property and equipment as well as the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

Income from Operations. Income from operations for the combined three months ended June 30, 2007 decreased to $3.4 million from $21.5 million for the three months ended June 30, 2006, primarily as a result of the foregoing reasons. The effect of purchase accounting adjustments decreased income from operations by approximately $7.0 million, or 8.7% of total revenues for the combined three months ended June 30, 2007.

Interest Expense. Interest expense for the combined three months ended June 30, 2007 increased 11.5% to $14.1 million from $12.6 million for the three months ended June 30, 2006. The increase was primarily due to increased borrowings incurred as a result of the Acquisition.

Transaction-related financing costs. Transaction-related financing costs were $57.8 million for the combined three months ended June 30, 2007. These costs consisted of $42.6 million in tender premiums related to the Existing Notes, all of which were repurchased in connection with the Transactions, a non-cash charge of $12.5 million to write-off the remaining net book value of previously-capitalized financing fees related to our then-existing credit facility and Existing Notes that were repaid and repurchased in connection with the Transactions and a non-cash charge of $2.7 million to write-off the unamortized discount on the 13% Notes. There were no transaction-related financing costs recorded in 2006.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the combined three months ended June 30, 2007 increased to $1.9 million from $0.5 million for the three months ended June 30, 2006. The increase was due to amortization expense related to the unused bridge loan commitment of $1.4 million.

Net (loss) income. For the reasons described above, the net loss for the combined three months ended June 30, 2007 increased to $45.1 million from net income of $8.4 million for the three months ended June 30, 2006. The effect of purchase accounting adjustments decreased net income by approximately $7.1 million, or 8.8% of total revenues for the combined three months ended June 30, 2007.

Combined Six Months ended June 30, 2007 Compared with Six Months ended June 30, 2006

The following table illustrates our operating activity for the combined six months ended June 30, 2007 and the six months ended June 30, 2006.

	Successor Period June 1, 2007 to June 30, 2007	Predecessor Period January 1, 2007 to May 31, 2007	Non-GAAP Combined Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	% Change
		(dollars in thousands)			(1)(2)
Revenues
Rental revenues	$23,236	$108,149	$131,385	$132,512	(0.9)
Equipment sales	1,749	20,573	22,322	21,376	4.4
Parts and service	1,161	5,936	7,097	7,598	(6.6)

Total revenues	26,146	134,658	160,804	161,486	(0.4)

Cost of revenues
Cost of equipment sold	1,560	14,289	15,849	15,293	3.6
Depreciation of rental equipment	6,000	25,211	31,211	28,897	8.0
Maintenance of rental equipment	6,056	30,218	36,274	35,901	1.0
Costs of parts and service	728	3,704	4,432	4,675	(5.2)

Total cost of revenues	14,344	73,422	87,766	84,766	3.5

Gross profit	11,802	61,236	73,038	76,720	(4.8)

Other operating expenses
Selling, general and administrative expenses	5,877	36,475	42,352	35,989	17.7
Transaction-related operating costs	—	7,283	7,283	—	n/m
Other depreciation and amortization	2,207	2,949	5,156	2,886	78.7

Total other operating expenses	8,084	46,707	54,791	38,875	40.9

Income from operations	3,718	14,529	18,247	37,845	(51.8)

Other expenses
Interest expense	5,649	21,068	26,717	24,481	9.1
Transaction-related financing costs	—	57,745	57,745	—	n/m
Amortization of debt issue costs	1,516	900	2,416	954	153.2

Total other expenses	7,165	79,713	86,878	25,435	241.6

(Loss) income before benefit from income taxes	(3,447)	(65,184)	(68,631)	12,410	n/m
Benefit from income taxes	1,377	23,131	24,508	—	n/m

Net (loss) income	$(2,070)	$(42,053)	$(44,123)	$12,410	(455.5)

(1)	n/m means the percentage change is not meaningful.
(2)	% Change means the percentage change between the operating results for the combined six months ended June 30, 2007 and the six months ended June 30, 2006.

Total Revenues. Total revenues for the combined six months ended June 30, 2007 decreased 0.4% to $160.8 million from $161.5 million for the six months ended June 30, 2006. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the combined six months ended June 30, 2007 decreased 0.9% to $131.4 million from $132.5 million for the six months ended June 30, 2006. The decrease in rental revenues was primarily due to a decrease in the percentage of equipment on rent. For the combined six months ended June 30, 2007, we estimate that the percentage of equipment on rent decreased by 4.1 percentage points and that our rental rates decreased 0.4%. The decrease in the percentage of equipment on rent combined with a slight decrease in rental rates, led to a decrease in dollar utilization to 48.6% for the combined six months ended June 30, 2007 from 52.2% for the six months ended June 30, 2006. As of June 30, 2007, our average rental fleet value at original cost increased to $530.2 million from $496.4 million as of June 30, 2006.

Equipment Sales. Equipment sales revenue for the combined six months ended June 30, 2007 increased 4.4% to $22.3 million from $21.4 million for the six months ended June 30, 2006. The increase in equipment sales was due to the decision by management to sell more equipment during the first half of the period. Equipment sales increased to 13.9% of total revenues for the combined six months ended June 30, 2007 from 13.2% of total revenues for the six months ended June 30, 2006.

Parts and Service. Revenues from the sales of parts and service for the combined six months ended June 30, 2007 decreased 6.6% to $7.1 million from $7.6 million for the six months ended June 30, 2006. The decrease in parts and service revenue was primarily due to the continued replacement of older equipment with new equipment resulting in less revenue generated by parts and service. Parts and service revenue decreased slightly to 4.4% of total revenues for the combined six months ended June 30, 2007 from 4.7% of total revenues for the six months ended June 30, 2006.

Cost of Equipment Sold. Costs associated with the sale of rental equipment increased 3.6% to $15.8 million for the combined six months ended June 30, 2007 from $15.3 million for the six months ended June 30, 2006, primarily as a result of the increase in the amount of equipment sales in the first half of the period. The effect of purchase accounting adjustments related to the revaluation of the rental fleet increased the cost of equipment sold in the period June 1, 2007 to June 30, 2007 by approximately $0.3 million.

Depreciation of Rental Equipment. Depreciation of rental equipment for the combined six months ended June 30, 2007 increased 8.0% to $31.2 million from $28.9 million for the six months ended June 30, 2006. The increased depreciation expense of rental equipment was primarily due to the increase in size of our average rental fleet as well as the increase in the book value of our rental fleet as a result of the application of purchase accounting in connection with the Acquisition. The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in depreciable base of rental equipment, increased depreciation expense in the period June 1, 2007 to June 30, 2007 by approximately $0.9 million.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment increased 1.0% to $36.3 million for the combined six months ended June 30, 2007 from $35.9 million for the six months ended June 30, 2006.

Cost of Parts and Service. Costs associated with our parts and service revenues decreased 5.2% to $4.4 million for the combined six months ended June 30, 2007 from $4.7 million for the six months ended June 30, 2006, primarily as a result of decreased volume of parts and service revenue.

Gross Profit. Gross profit for the combined six months ended June 30, 2007 decreased 4.8% to $73.0 million or 45.4% of total revenues from $76.7 million or 47.5% of total revenues for the six months ended June 30, 2006. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit of $3.8 million. The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit in the period June 1, 2007 to June 30, 2007 by approximately $1.4 million, or 0.9% of total revenues for the combined six months ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the combined six months ended June 30, 2007 increased 17.7% to $42.4 million from $36.0 million for the six months ended June 30, 2006. The increase in selling, general and administrative expenses is partially due to increased payroll and payroll related expenses, facility costs and professional fees. In addition, there was in increase of $3.7 million in stock-based compensation expense due to the accelerated vesting of stock options that resulted from the Acquisition.

Transaction-related operating costs. Transaction-related operating costs were $7.3 million for the combined six months ended June 30, 2007. These costs consisted of seller-related expenses of $7.3 million for investment banking fees, outside attorney fees, and other third-party fees. There were no transaction-related operating costs recorded in 2006.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the combined six months ended June 30, 2007 increased 78.7% to $5.2 million from $2.9 million for the six months ended June 30, 2006. The increase in other depreciation and amortization is primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets which increased amortization expense in the period June 1, 2007 to June 30, 2007 by approximately $1.5 million. The increase in other depreciation and amortization was also due to the increase in size of our property and equipment as well as the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

Income from Operations. Income from operations for the combined six months ended June 30, 2007 decreased to $18.2 million from $37.8 million for the six months ended June 30, 2006, primarily as a result of the foregoing reasons. The effect of purchase accounting adjustments decreased income from operations by approximately $7.0 million, or 4.4% of total revenues for the combined six months ended June 30, 2007.

Interest Expense. Interest expense for the combined six months ended June 30, 2007 increased 9.1% to $26.7 million from $24.5 million for the six months ended June 30, 2006. The increase was primarily due to the increase in rental fleet, as well as increased borrowings incurred as a result of the Acquisition.

Transaction-related financing costs. Transaction-related financing costs were $57.8 million for the combined six months ended June 30, 2007. These costs consisted of $42.6 million in tender premiums related to the Existing Notes, all of which were repurchased in connection with the Transactions, a non-cash charge of $12.5 million to write-off the remaining net book value of previously-capitalized financing fees related to our then-existing credit facility and Existing Notes that were repaid/repurchased in connection with the Transactions and a non-cash charge of $2.7 million to write-off the unamortized discount on the 13% Notes. There were no transaction-related financing costs recorded in 2006.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the combined six months ended June 30, 2007 increased 153.2% to $2.4 million from $1.0 million for the six months ended June 30, 2006. The increase was due to amortization expense related to the unused bridge loan commitment of $1.4 million.

Net (loss) income. For the reasons described above, the net loss for the combined six months ended June 30, 2007 increased to $44.1 million from net income of $12.4 million for the six months ended June 30, 2006. The effect of purchase accounting adjustments decreased net income by approximately $7.1 million, or 4.4% of total revenues for the combined six months ended June 30, 2007.

Liquidity and Capital Resources

During the combined six months ended June 30, 2007, our operating activities provided net cash flow of $55.7 million as compared to $39.9 million for the six months ended June 30, 2006. The increase is attributable primarily to increases in working capital.

Cash used in investing activities was $425.5 million for the combined six months ended June 30, 2007 as compared to $101.6 million for the six months ended June 30, 2006. The increase in cash used in investing activities was primarily due to the Acquisition. Cash used for the purchase of equipment was $65.2 million for the combined six months ended June 30, 2007, compared to $99.3 million for the six months ended June 30, 2006. We received cash proceeds from the sale of equipment assets of $22.3 million for the combined six months ended June 30, 2007 and $21.4 million for the six months ended June 30, 2006.

Net cash provided by financing activities was $371.2 million for the combined six months ended June 30, 2007, compared to $61.8 million for the six months ended June 30, 2006. The increase in cash from financing activities was primarily related to the debt financing incurred as a result of the Acquisition.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

In connection with the Transactions, on May 31, 2007, we issued $230.0 million in aggregate principal amount of the 10% Notes. The 10% Notes are unsecured senior indebtedness and are guaranteed by our domestic subsidiaries that also guarantee borrowings under the Senior Secured Credit Facilities. On May 31, 2007, we also borrowed $290.0 million under the Second Lien Facility, which provides for a total borrowing of $290.0 million and borrowed $214.3 million under the Credit Facility, which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base formula. The Senior Secured Credit Facilities bear interest at variable rates. The Credit Facility matures in 2013 and the Second Lien Facility matures in 2014. As of June 30, 2007, borrowings under the Second Lien Facility totaled $290.0 million and borrowings under Credit Facility totaled $211.0 million, leaving an $123.2 million available for additional borrowings.

The Senior Secured Credit Facilities and the indenture governing the 10% Notes contain various restrictive covenants. The Credit Facility limits us from prepaying other indebtedness, including the 10% Notes, and requires us to obtain rental equipment appraisals on a quarterly basis and maintain certain financial covenant ratios. In addition, the Senior Secured Credit Facilities restrict our ability to, among other things, incur additional indebtedness, create liens, make investments and declare or pay any dividends. The indenture governing the 10% Notes contains similar restrictive covenants that, among other things and subject to certain exceptions: (i) limits our ability and the ability of our operating subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (ii) places restrictions on our ability and the ability of our operating subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.

Contractual and Other Obligations

The following table reflects our contractual obligations, commercial commitments and our long-term indebtedness as of June 30, 2007.

	Payments Due by Period
	Total	Within 1 year(4)	1-3 years	4-5 years	More than 5 years
	(in millions)
Contractual obligations:
Operating leases	$21.9	$4.3	$5.9	$4.1	$7.6

Long-term debt obligations:
Credit Facility(1)	282.1	14.5	28.9	238.7	—
Second Lien Facility(2)	454.9	25.7	51.4	51.4	326.4
10% Notes(3)	389.1	23.0	46.0	46.0	274.1

Total long-term debt obligations	$1,126.1	$63.2	$126.3	$336.1	$600.5

(1)	Includes interest at a rate of approximately 6.9%, matures in May 2013.

(2)	Includes interest at a rate of 8.9%, matures in November 2014.

(3)	Includes interest at a rate of 10.0%, matures in June 2015.

(4)	Long-term debt obligations includes interest for the period July 1, 2007 until June 30, 2008.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and June 30, 2007, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact adoption of SFAS 159 may have on our consolidated financial statements.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-144428), Amendment No. 1, filed with the SEC on July 30, 2007, which is accessible on the SEC’s website at sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the prospectus.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates increase. The fair value of the Senior Secured Credit Facilities are assumed to be equal to their carrying value, as interest rates approximate market rates. As of June 30, 2007, the 10% Notes had a face value of $230.0 million and an estimated fair value of $231.2 million, based on quoted market prices.

At June 30, 2007, we had fixed rate debt of $230.0 million and variable rate debt of $501.0 million. The variable rate debt includes the Senior Secured Credit Facilities. Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our 10% Notes by approximately $11.0 million and increase annual interest expense for our variable rate debt by approximately $5.0 million.

The variable nature of our obligations under the Senior Secured Credit Facilities create interest rate risk. In order to mitigate this risk, in June 2007, we entered into interest rate swap agreements (the “Swaps”) in the notional amount of $290.0 million to hedge the variable rate on the Second Lien Facility for the period between December 7, 2007 and December 7, 2010. The Swaps are then extended on a reduced notional basis of $100.0 million in order to hedge the variable rate on the Second Lien Facility for the period between December 8, 2010 and December 7, 2012.

All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act”). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of June 30, 2007, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chef Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in Exchange Act reports was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes with respect to this item from the disclosures included in our Registration Statement on Form S-4 (File No. 333-144428), Amendment No. 1, filed with the SEC on July 30, 2007.

Item 1A.	Risk Factors.

There have been no material changes with respect to this item from the disclosures included in our Registration Statement on Form S-4 (File No. 333-144428), Amendment No. 1, filed with the SEC on July 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Neff Corp. (previously filed as Exhibit 3.1 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, filed with the Securities and Exchange Commission on July 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Neff Corp. (previously filed as Exhibit 3.2 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, filed with the SEC on July 9, 2007 and incorporated herein by reference).

4.1	Indenture, dated May 31, 2007, among Neff Corp. (as surviving corporation in the merger with LYN Acquisition Corp.), as issuer, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, filed with the SEC on July 30, 2007 and incorporated herein by reference).

4.2	Form of exchange note (included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated May 31, 2007, between Neff Corp., Banc of America Securities LLC, CIBC World Markets and UBS Securities LLC (previously filed as Exhibit 4.3 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, filed with the SEC on July 30, 2007 and incorporated herein by reference).

10.1	Employment Agreement, dated March 31, 2007, between LYN Acquisition Corp. and Juan Carlos Mas (previously filed as Exhibit 10.1 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.2	Employment Agreement, dated March 31, 2007, between LYN Acquisition Corp. and Graham Hood (previously filed as Exhibit 10.2 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.3	Employment Agreement, dated March 1, 2000, between Neff Corp. and Mark Irion (previously filed as Exhibit 10.3 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.4	First Amendment to Employment Agreement, dated January 31, 2005, between Neff Corp. and Mark Irion (previously filed as Exhibit 10.4 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.5	Second Amendment to Employment Agreement, dated July 8, 2005 between Neff Corp., Neff Rental LLC, Neff Finance Corp. and Mark Irion (previously filed as Exhibit 10.5 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.6	Third Amendment to Employment Agreement, dated May 31, 2007, between Neff Corp. and Mark Irion (previously filed as Exhibit 10.6 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.7	2007 Stock Option Plan (previously filed as Exhibit 10.7 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.8	Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.8 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.9	Transaction and Advisory Fee Agreement, dated May 31, 2007, among Neff Corp., Lightyear Capital LLC, Norwest Equity Partners VIII, LP and General Electric Pension Trust (previously filed as Exhibit 10.9 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.10	$350,000,000 Credit Agreement, dated May 31, 2007, among Neff Corp., LYN Holdings Corp., the other parties thereto, the financial institutions party thereto, Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as syndication agent, CIBC Inc. and UBS Securities LLC, as documentation agents, Bank of America Securities LLC, GE Capital Markets, Inc. and UBS Securities LLC, as joint lead arrangers and joint book runners, and CIBC World Markets Corp., acting through its New York Agency, as co-manager. (previously filed as Exhibit 10.10 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.11	Guaranty, dated May 31, 2007, among LYN Holdings Corp., the guarantors party thereto and Bank of America, N.A., as Agent (previously filed as Exhibit 10.11 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.12	First Lien Security Agreement, dated May 31, 2007, among Neff Corp., LYN Holdings Corp., the other borrowers party thereto, and Bank of America, N.A, as Agent (previously filed as Exhibit 10.12 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.13	First Lien Pledge Agreement, dated May 31, 2007, between LYN Holdings Corp., Neff Corp., and Neff Rental, LLC, the pledgors party thereto, and Bank of America, N.A, as Agent (previously filed as Exhibit 10.13 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.14	First Lien Trademark Security Agreement, dated May 31, 2007, among the grantors thereto, and Bank of America, N.A, as Agent (previously filed as Exhibit 10.14 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.15	$290,000,000 Credit Agreement, dated May 31, 2007, among Neff Corp., LYN Holdings Corp., the other parties thereto, the financial institutions party thereto, Bank of America, N.A. as Agent, General Electric Capital Corporation, as syndication agent, CIBC Inc. and UBS Securities LLC, as documentation agents, Bank of America Securities LLC, and CIBC World Markets Corp., acting through its New York Agency, as joint lead arrangers and joint book runners, and GE Capital Markets, Inc. and UBS Securities LLC, as co-managers (previously filed as Exhibit 10.15 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.16	Guaranty, dated May 31, 2007, among LYN Holdings Corp., Neff Rental, Inc., Neff Rental LLC, Neff Finance Corp., and the other guarantors thereto, and Bank of America, N.A., as Agent (previously filed as Exhibit 10.16 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.17	Second Lien Security Agreement, dated May 31, 2007, among Neff Corp., LYN Holdings Corp., the guarantors party thereto, and Bank of America, N.A., as Agent (previously filed as Exhibit 10.17 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.18	Second Lien Pledge Agreement, dated May 31, 2007, between LYN Holdings Corp., Neff Corp., and Neff Rental, LLC, the pledgors party thereto, and Bank of America, N.A, as Agent (previously filed as Exhibit 10.18 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.19	Second Lien Trademark Security Agreement, dated May 31, 2007, among the grantors party thereto and Bank of America, N.A., as Agent (previously filed as Exhibit 10.19 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

10.20	Intercreditor Agreement, dated May 31, 2007, among Neff Corp., and each of the Borrowers party thereto, and Bank of America, N.A., as First Lien Collateral Agent, and Bank of America, N.A., as Second Lien Collateral Agent, and Bank of America, N.A., as control agent for the First Lien Collateral Agent and the Second Lien Collateral Agent (previously filed as Exhibit 10.20 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

*32.1	Certifications of Chief Executive Officer and Chief Financial Officer furnished in accordance with 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEFF CORP.

Date: August 29, 2007	/s/ GRAHAM HOOD
Graham Hood President and Chief Executive Officer

Date: August 29, 2007	/s/ MARK IRION
Mark Irion Executive Vice President, Chief Financial Officer and Secretary

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer furnished in accordance with 18 U.S.C. Section 1350.