Form 10-Q
period 2007-09-30
NEFF CORP
filed 2007-11-14
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 001-14145 NEFF CORP.
(Exact name of registrant as specified in its charter)

Delaware	65-0626400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 N.W. 87th Avenue, Suite 400 Miami, Florida	33178 (Zip Code)
(Address of principal executive offices)

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
☒ Yes                                ☐ No

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
☐ Yes                                ☒ No

NEFF CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

INDEX

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 (Successor) and December 31, 2006 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 (Successor) and for the three months ended September 30, 2006 (Predecessor)	4
	Unaudited Condensed Consolidated Statements of Operations for the period June 1, 2007 to September 30, 2007 (Successor), the period January 1, 2007 to May 31, 2007 (Predecessor) and for the nine months ended September 30, 2006 (Predecessor)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the period June 1, 2007 to September 30, 2007 (Successor), the period January 1, 2007 to May 31, 2007 (Predecessor) and for the nine months ended September 30, 2006 (Predecessor)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
	Signatures	49

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Successor	Predecessor
	September 30, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$81	$158
Accounts receivable, net of allowance for doubtful accounts of $1,179 in 2007 and $1,589 in 2006	47,198	49,357
Inventories	1,561	1,617
Rental equipment, net	366,199	318,446
Property and equipment, net	29,674	21,391
Prepaid expenses and other assets	21,458	17,163
Goodwill	378,288	8,726
Intangible assets, net	140,598	-
Deferred tax asset, net	-	3,774
Total assets	$985,057	$420,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities
Accounts payable	$5,218	$4,498
Accrued expenses and other liabilities	40,133	20,958
Predecessor credit facility	-	163,500
11¼% second priority senior secured notes	-	245,000
13% senior subordinated notes, net of unamortized discount of $2,812 in 2006 (including related party balances of $72,364 in 2006)	-	77,188
Credit facility	203,000	-
Second lien credit facility	290,000	-
10% senior notes	230,000	-
Deferred tax liability, net	31,561	-
Total liabilities	799,912	511,144

Stockholders’ equity (deficiency)
New Class A Common Stock of successor; $.01 par value; 25 shares authorized; 1 shares issued and outstanding at September 30, 2007	1	-
Class A Common Stock of predecessor; $.01 par value; 20,000 shares authorized; 12,479 shares issued and outstanding at December 31, 2006	-	125
Additional paid-in capital	202,067	22,573
Accumulated deficit	(11,482)	(113,210)
Accumulated other comprehensive loss, net of tax	(5,441)	-
Total stockholders’ equity (deficiency)	185,145	(90,512)
Total liabilities and stockholders’ equity (deficiency)	$985,057	$420,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Predecessor
	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
Revenues
Rental revenues	$70,086	$75,055
Equipment sales	7,424	5,952
Parts and service	3,905	4,312
Total revenues	81,415	85,319

Cost of revenues
Cost of equipment sold	6,460	4,093
Depreciation of rental equipment	19,794	15,263
Maintenance of rental equipment	19,046	18,956
Cost of parts and service	2,417	2,708
Total cost of revenues	47,717	41,020
Gross profit	33,698	44,299

Other operating expenses
Selling, general and administrative expenses	19,514	20,324
Other depreciation and amortization	13,347	1,525
Total other operating expenses	32,861	21,849
Income from operations	837	22,450

Other expenses
Interest expense (including related party interest of $2,497 in 2006)	16,006	13,449
Amortization of debt issue costs	517	546
Total other expenses	16,523	13,995

(Loss) income before benefit from income taxes	(15,686)	8,455
Benefit from income taxes	6,274	-
Net (loss) income	$(9,412)	$8,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Predecessor
	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007	For the Nine Months Ended September 30, 2006

Revenues
Rental revenues	$93,322	$108,149	$207,567
Equipment sales	9,173	20,573	27,328
Parts and service	5,066	5,936	11,910
Total revenues	107,561	134,658	246,805

Cost of revenues
Cost of equipment sold	8,020	14,289	19,386
Depreciation of rental equipment	25,794	25,211	44,160
Maintenance of rental equipment	25,102	30,218	54,857
Cost of parts and service	3,145	3,704	7,383
Total cost of revenues	62,061	73,422	125,786
Gross profit	45,500	61,236	121,019

Other operating expenses
Selling, general and administrative expenses	25,391	36,475	56,313
Transaction-related operating costs	-	7,283	-
Other depreciation and amortization	15,554	2,949	4,411
Total other operating expenses	40,945	46,707	60,724
Income from operations	4,555	14,529	60,295

Other expenses
Interest expense (including related party interest of $4,172 for the period from January 1, 2007 to May 31, 2007 and $7,488 in 2006)	21,655	21,068	37,930
Transaction-related financing costs	-	57,745	-
Amortization of debt issue costs	2,033	900	1,500
Total other expenses	23,688	79,713	39,430

(Loss) income before benefit from income taxes	(19,133)	(65,184)	20,865
Benefit from income taxes	7,651	23,131	-
Net (loss) income	$(11,482)	$(42,053)	$20,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007	For the Nine Months Ended September 30, 2006

Cash Flows from Operating Activities
Net (loss) income	$(11,482)	$(42,053)	$20,865
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	29,038	28,160	48,571
Amortization of debt issue costs	2,033	900	1,500
Amortization of intangibles	12,310	-	-
Gain on sale of equipment	(1,153)	(6,284)	(7,942)
Provision for bad debt	128	558	619
Stock compensation expense	378	4,923	1,831
Deferred income taxes	(7,651)	(23,131)	-
Transaction-related costs	-	65,028	-
Changes in operating assets and liabilities:
Accounts receivable	(3,226)	4,749	(3,584)
Inventories and other assets	(1,608)	729	(417)
Accounts payable and accrued expenses	(2,417)	22,721	3,908
Net cash provided by operating activities	16,350	56,300	65,351
Cash Flows from Investing Activities
Purchases of rental equipment	(21,458)	(61,512)	(112,769)
Proceeds from sale of equipment	9,173	20,573	27,328
Purchases of property and equipment	(318)	(10,613)	(8,264)
Acquisition of the Company by the sponsor	(371,907)	-
Cash paid in connection with acquisition, net of cash acquired	-	-	(16,887)
Net cash used in investing activities	(384,510)	(51,552)	(110,592)
Cash Flows from Financing Activities
(Repayments) borrowings under predecessor credit facility	(158,750)	(4,750)	46,596
Net borrowings under successor credit facility	203,000	-	-
Proceeds from second lien facility	290,000	-	-
Proceeds from 10% senior notes	230,000	-	-
Repayment of 11¼% second priority senior secured notes	(245,000)	-	-
Repayment of 13% senior subordinated notes	(80,000)	-	-
Proceeds from issuance of new Class A common stock	191,000	-	-
Capital contribution from parent	75	-	-
Payment of tender premiums	(42,600)	-	-
Debt issue costs	(19,640)	-	(973)
Net cash provided by (used in) financing activities	368,085	(4,750)	45,623
Net (decrease) increase in cash and cash equivalents	(75)	(2)	382
Cash and cash equivalents, beginning of period	156	158	33
Cash and cash equivalents, end of period	$81	$156	$415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACQUISITION OF THE COMPANY

On March 31, 2007, Neff Corp. entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Lightyear Capital LLC (“LYC”), a private equity firm, and certain other investors (collectively, the “Sponsor”) agreed to acquire all of the outstanding shares of Neff Corp. (the “Acquisition”).  The transaction closed on May 31, 2007 (the “Effective Date”).  Neff Corp. and its wholly-owned subsidiaries (“Neff” or the “Company”) are referred to as the “Predecessor” for periods prior to June 1, 2007 and as the “Successor” for periods since June 1, 2007.

On the Effective Date, LYN Holdings Corp., now known as Neff Holdings Corp. (“Neff Holdings”), acquired all of the outstanding shares of the Predecessor for approximately $935.9 million in total consideration.  Neff Holdings has no operations and is owned by Neff Holdings LLC (“Holdings”) and certain members of senior management.  The following transactions (the “Transactions”) occurred as of the Effective Date in connection with the Acquisition:

•	The Sponsor purchased common units of Holdings for $191.0 million in cash, which Holdings contributed to Neff Holdings.

•	Certain members of the Company’s management contributed an additional $10.6 million to Neff Holdings in the form of rollover equity.

•	Neff Holdings contributed $201.6 million in equity to Neff Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of Neff Holdings.

•	Merger Sub merged with and into Neff. Neff survived the merger and became a wholly-owned subsidiary of Neff Holdings.

•	Neff borrowed $214.3 million under a $350.0 million senior secured asset-based revolving credit facility (the “Credit Facility”).

•	Neff borrowed $290.0 million under a senior secured second lien term loan (the “Second Lien Facility” and, together with the Credit Facility, the “Senior Secured Credit Facilities”).

•	Neff issued $230.0 million aggregate principal amount of 10% Senior Notes due 2015 (the “10% Notes”).

•	Net merger consideration of $366.8 million was paid to the Neff stockholders and option holders.

•
Neff’s existing indebtedness, which was $501.8 million as of May 31, 2007, consisting of $158.8 million outstanding under the Predecessor credit facility, $245.0 million of the 11¼% second priority senior secured notes (the “11¼% Notes”), $80.0 million of the 13% senior subordinated notes (the “13% Notes” and, together with the 11¼% Notes, the “Existing Notes”) and accrued interest of $18.0 million, was repaid.

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACQUISITION OF THE COMPANY (Continued)

The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations and cash flows for the period June 1, 2007 to September 30, 2007 and for the three months ended September 30, 2007 show the results of the Successor. The condensed consolidated balance sheet as of December 31, 2006 and the condensed consolidated statements of operations and cash flows for the period January 1, 2007 to May 31, 2007 and the three and nine months ended September 30, 2006 are results of the Predecessor.

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

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. The Company has recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for the customer list, trademarks and tradenames.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACQUISITION OF THE COMPANY (Continued)

Allocation of the purchase price for the Acquisition of the Company was based on estimates of the fair value of the net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment, rental equipment, intangible assets; and the finalization of the amount of transaction costs and deferred income taxes. The purchase price has been allocated on a preliminary basis as follows as of September 30, 2007 (in millions):

Tangible assets and liabilities
Cash and cash equivalents	$0.2
Accounts receivable, net	44.1
Rental equipment, net	382.7
Property and equipment, net	32.6
Other assets	23.6
Accounts payable and accrued expenses	(35.7)
Total tangible assets and liabilities	$447.5

Intangible assets and liabilities
Customer list	$119.8
Trademarks and tradenames	33.1
Net deferred tax liability	(42.8)
Goodwill	378.3
Total intangible assets and liabilities	488.4
Total purchase price	$935.9

The unaudited pro forma results of operations provided below for the nine months ended September 30, 2007 and September 30, 2006 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the Senior Secured Credit Facilities, and the 10% Notes, as well as other acquisition related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred, had the Transactions been consummated at the beginning of the earliest period presented, nor are they necessarily indicative of future operating results.

	Nine Months Ended
	September 30, 2007	September 30, 2006
	Pro Forma
	(in thousands)
Total revenues	$242,219	$246,805
Net loss	$(29,899)	$(20,434)

NOTE 2 - BASIS OF PRESENTATION

The Company owns and operates equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.

As a result of the Acquisition discussed in Note 1, the Company presents its results for the nine months ended September 30, 2007 as two separate periods, due to a change in accounting basis when purchase accounting was applied to the Acquisition.  In accordance with purchase accounting, historical carrying values of assets acquired

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - BASIS OF PRESENTATION (Continued)

and liabilities assumed are adjusted to fair value, which may yield results that are not comparable on a period to period basis.  The Predecessor financial period refers to the period from January 1, 2007 through May 31, 2007 prior to completion of the Acquisition. The Successor financial period refers to the period from June 1, 2007 through September 30, 2007, following completion of the Acquisition.

The condensed consolidated balance sheet as of December 31, 2006 (Predecessor) has been derived from the Predecessor’s audited financial statements.  The condensed consolidated interim financial statements as of September 30, 2007 and for the period June 1, 2007 to September 30, 2007 (Successor) as well as the period January 1, 2007 to May 31, 2007 (Predecessor) are unaudited.  However, in the Company’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Predecessor’s consolidated financial statements and the related notes thereto for the year ended December 31, 2006, included in Amendment No. 1 to the Registration Statement (File No. 333-144428) on Form S-4 filed by the Company with the United States Securities and Exchange Commission (“SEC”) on July 30, 2007. The results of operations for the interim period are not necessarily indicative of the results which may be reported for the year ending December 31, 2007.

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

NOTE 2 - BASIS OF PRESENTATION (Continued)

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. In the event the Company were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management with the assistance of independent third-party valuation specialists.  The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands, except as noted):

	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2007 (Successor)
Indefinite life:
Trademarks and tradenames	N/A	$33,125	$-	$33,125
Finite-life:
Customer list	12	119,783	(12,310)	107,473
Total intangible assets		$152,908	$(12,310)	$140,598

The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list.  Accumulated amortization and expected future annual amortization expense is as follows (in thousands):

Accumulated amortization at September 30, 2007	$12,310

Amortization expense
Remainder of 2007	9,233
2008	27,995
2009	18,605
2010	13,199
2011	9,254
2012	5,732
2013 through 2018	23,455
Total	$119,783

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - TRANSACTION-RELATED COSTS

The Predecessor expensed the following transaction-related costs in connection with the Transactions (in thousands):

Predecessor
Period January 1, 2007 To May 31, 2007
Transaction-related operating costs:
Seller-related expenses	$7,283

Transaction-related financing costs:
Tender premiums	42,600
Write-off debt issue costs	12,451
Write-off unamortized discount on 13% Notes	2,694
Total transaction-related financing costs	57,745
Total transaction-related costs	$65,028

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

NOTE 5 - STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Compensation expense was not recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods were not restated in conjunction with adoption of SFAS 123-R.

Stock-based Compensation-Predecessor

Under the terms of the Merger Agreement, as of May 31, 2007, each outstanding share of the Predecessor’s common stock was converted into the right to receive an amount in cash of $25.95 (the “Merger Consideration”). All of the unvested stock options outstanding immediately prior to the Effective Date vested immediately prior to the Acquisition in accordance with the terms of the option grants.  Under the terms of the Merger Agreement, as of May 31, 2007, all stock options held by optionees that elected to receive cash consideration for their stock options were cancelled and the optionees received an amount equal to the product of (x) the number of shares subject to the option times (y) the Merger Consideration less the applicable per share exercise price. Certain members of management elected to exchange options to purchase an aggregate of 598,472 shares of Predecessor common stock with a per share exercise price of $8.21 for options to purchase Neff Holdings common stock with an equivalent value (the “2007 Rollover Options”).  They did not receive any cash consideration as a result of the Acquisition with respect to the 2007 Rollover Options, and the exchange was treated as an equity contribution. The 2007 Rollover Options had a value of $10.6 million as of the Effective Date. No additional compensation expense was recorded by the Company as a result

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - STOCK-BASED COMPENSATION (Continued)

of the exchange, as the fair value of the 2007 Rollover Options was not increased as a result of the exchange.

Immediately prior to the Transactions, the Company had approximately $3.9 million in total unrecognized compensation cost related to stock option grants under the Predecessor’s stock-based compensation plans. The consummation of the Acquisition accelerated the recognition of this stock compensation cost, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations for the period from January 1, 2007 to May 31, 2007 (Predecessor).  During the periods January 1 to May 31, 2007 and April 1 to May 31, 2007, stock compensation expense related to the Company’s stock-based compensation awards was $4.9 million and $4.3 million, respectively.  During the three and nine months ended September 30, 2006, stock compensation expense related to the Company’s stock-based compensation awards was $0.6 million and $1.8 million, respectively.  Excluding the effect of the Transactions, during the periods January 1 to May 31, 2007 and April 1 to May 31, 2007, no stock-based awards were granted, forfeited, or exercised. During the three and nine months ended September 30, 2006, no stock-based awards were forfeited or exercised.

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

Effective May 31, 2007, in connection with the exchange of the 2007 Rollover Options, options to purchase 598,472 shares of the Predecessor's common stock with an exercise price of $8.21 per share were exchanged for options to purchase 1,551,701 shares of Neff Holdings common stock with an exercise price of $3.16 per share, which options are fully vested and exercisable.  In connection with the Acquisition, Neff Holdings assumed the Predecessor’s 2005 Stock Option Plan under which the 2007 Rollover Options were originally granted (the “2005 Option Plan”).  The 2007 Rollover Options continue to be subject to the terms of the 2005 Option Plan.  No additional compensation expense was recorded by the Company as a result of the exchange, as the fair value of the 2007 Rollover Options was not increased as a result of the exchange. The weighted average exercise price and the weighted average remaining contractual life of the 2007 Rollover Options as of September 30, 2007 is $3.16 and 8 years, respectively.

Effective August 7, 2007, Neff Holdings granted options to certain employees of Neff Corp. to acquire 2,126,964 shares of Neff Holdings common stock (the “2007 Employee Options”).  The 2007 Employee Options will vest as follows: 25% will vest over time (6.25% of each employee’s 2007 Employee Options will vest on each of the first four anniversaries of May 31, 2007) and 75% will vest upon the achievement of certain earnings based targets. If the performance vesting component of the option does not vest prior to the eighth anniversary of the grant date, the option becomes fully exercisable on the day immediately preceding the eighth anniversary of the grant date, provided that the participant remains continuously employed in active service by Neff from the grant date through such date.  Upon a change in control of Neff Holdings, subject to the achievement by the Company of certain return-based performance targets, all options will fully vest and become exercisable. The 2007 Employee Options have an exercise price of $10.00 per share.  As of September 30, 2007, no 2007 Employee Options had vested.

On August 13, 2007, the Company modified the definition of the earning based targets of the 2007 Employee Options.  The modification did not affect the fair value of the 2007 Employee Options determined, as of August 7, 2007.

Effective August 22, 2007 Neff Holdings granted 75,000 options to three members of the Board of Directors (the "2007 Director Options", together with the 2007 Employee Options, the "2007 Options").  The 2007 Director Options will vest over time (25% of each 2007 Director Option will vest on each of the first four anniversaries of August 22, 2007).  Upon a change in control of Neff Holdings, subject to the achievement by the Company of certain return-based performance targets, all options will fully vest and become exercisable.  The 2007 Director Options have an exercise price of $10.00 per share.  As of September 30, 2007, no 2007 Director Options had vested.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - STOCK-BASED COMPENSATION (Continued)

The fair value of the 2007 Options at grant date was estimated using the Black-Scholes multiple option model. The following weighted average assumptions were used to value the 2007 Options: estimated fair value of underlying stock of $8.70, expected term of 8 years, risk free rate of 4.60%, volatility of 43.95% and no expected dividends or forfeitures.  The estimated weighted average fair value per option granted in 2007 was $4.63.  The risk free rate for periods within the contracted life of the options was based on the yield on U.S. Treasury securities to extrapolate a forward yield curve. As Neff Holdings’ common stock is privately held and there has been no history of exercises and forfeitures, volatility was based on the average volatilities of similar public entities and expected life was based on management estimates at grant date.

The weighted average exercise price and the weighted average remaining contractual life of options outstanding under the 2007 Option Plan as of September 30, 2007 was $10.00 and 10 years, respectively. As of September 30, 2007, Neff Holdings had 3,753,665 options outstanding that were granted to employees and non-employee directors of Neff Corp.  None of the 2007 Rollover Options or 2007 Options have been exercised or forfeited. The aggregate intrinsic value of 2007 Rollover Options and 2007 Options outstanding that were vested and exercisable or expected to vest as of September 30, 2007 was $10.6 million.

The total compensation cost related to 2007 Options not yet recognized as of September 30, 2007 totaled approximately $9.9 million; that cost is expected to be recognized over a period of 4 years for the time vesting portion and 8 years for the performance vesting portion.  During the three months ended September 30, 2007 and the period June 1, 2007 to September 30, 2007, stock compensation expense related to the Company’s stock-based compensation awards was $0.4 million and $0.4 million respectively.  During the three months ended September 30, 2007 and the period June 1, 2007 to September 30, 2007, no stock-based awards were forfeited, or exercised.

NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information is provided in the following table (in thousands):

	Successor	Predecessor
	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007	For the Nine Months Ended September 30, 2006

Cash paid for rental equipment additions:
Total fleet additions	$17,313	$66,725	$112,125
Less amounts included in accounts payable and accrued expenses at September 30 for the Successor and prior year Predecessor period and May 31, 2007 for the Predecessor period January 1, 2007 to May 31, 2007	(1,692)	(5,837)	(2,901)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year (Predecessor) and June 1 of current year (Successor)	5,837	624	3,545
Cash payments made for rental equipment additions	$21,458	$61,512	$112,769

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - DEBT

Debt consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands, except percent data):

	Successor	Predecessor
	September 30, 2007	December 31, 2006
$350.0 million revolving Credit Facility with interest ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 1.5% (7.3% at September 30, 2007) due 2013	$203,000	$-
Second Lien Facility with interest ranging from the lender’s prime rate plus 2.5% to LIBOR plus 3.5% due 2014	290,000	-
10% Notes due 2015	230,000	-
$225.0 million previously existing credit facility with interest rates ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 2.75% (7.4% at December 31, 2006)	-	163,500
11¼% second priority senior secured notes		245,000
13% senior subordinated notes , net of unamortized discount of $2,812 in 2006	-	77,188
Total indebtedness	$723,000	$485,688

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

On May 31, 2007, Neff also issued $230.0 million in aggregate principal amount of 10% Notes. The 10% Notes are senior subordinated unsecured obligations of Neff and are guaranteed by certain of its subsidiaries.  Interest is due semiannually in June and December, and the 10% Notes mature in June 2015.

In connection with the issuance of 10% Notes, on September 4, 2007, Neff consummated an offer to exchange all outstanding, privately placed 10% Notes for an equal aggregate principal amount of 10% Notes under the same indenture, which were registered under the Securities Act of 1933.

The Company’s Credit Facility, Second Lien Facility and the indenture governing its 10% Notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness, capital expenditures and asset sales, and restricting the ability to pay dividends. The Company was in compliance with all covenants under its Credit Facility, Second Lien Facility and the indenture governing the 10% Notes as of September 30, 2007.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has designated that the Interest Rate Swaps are cash flow hedges under SFAS 133. To record these Interest Rate Swaps as of September 30, 2007, the Company recorded the fair value of the derivative liability of $9.1 million in accrued expenses and other liabilities, offset by $5.4 million and $3.7 million in other comprehensive income and deferred taxes, respectively. For the three months ended September 30, 2007 and for the period June 1, 2007 to September 30, 2007, there was no hedge ineffectiveness recorded in earnings.

All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

NOTE 9 - COMPREHENSIVE (LOSS) INCOME

The computation of comprehensive (loss) income is as follows (in thousands):

	Successor	Predecessor
	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007	For the Nine Months Ended September 30, 2006

Net (loss) income	$(11,482)	$(42,053)	$20,865

Other comprehensive loss:
Change in unrealized loss on Interest Rate Swaps, net of tax	(5,441)	-	-
Total other comprehensive loss	(5,441)	-	-
Comprehensive (loss) income	$(16,923)	$(42,053)	$20,865

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - INCOME TAXES

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	Successor	Predecessor
	September 30, 2007	December 31, 2006

Deferred tax assets
Net operating loss carryforwards	$87,047	$54,561
Alternative minimum tax credits	478	478
Intangible assets, allowance for bad debts and other	16,675	15,215
Total deferred tax assets	104,200	70,254
Deferred tax liabilities
Prepaids	(414)	(466)
Depreciation and other	(79,126)	(66,014)
Intangibles	(56,221)	-
Net deferred tax (liability) asset	$(31,561)	$3,774

NOTE 11 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On May 31, 2007, the Company issued the 10% Notes, and entered into the Senior Secured Credit Facilities (collectively, the “Guaranteed Debt”). Neff Rental LLC (“Neff LLC”), Neff Finance Corp (“Neff Finance”) and Neff Rental Inc. (“Neff Rental”) are guarantors of the Guaranteed Debt, Neff Holdings is a guarantor under the Senior Secured Credit Facilities.  Both Neff Finance and Neff Rental are direct, 100% owned subsidiaries of Neff LLC. Neff LLC is the direct, 100% owned subsidiary of the Company.  The obligations of the guarantors in respect of the Guaranteed Debt are full and unconditional and joint and several with all existing and future guarantors.

The Company conducts substantially all of its business through, and derives all of its income from, its operating subsidiary, Neff Rental. Therefore, the Company's ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of its subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. Neff Rental is subject to various financial and restrictive covenants under the Guaranteed Debt that limit its ability to distribute cash to the Company. However, the Guaranteed Debt expressly allows distributions of cash in connection with regularly scheduled payments of principal and interest and certain other amounts in respect of the Guaranteed Debt.

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
BALANCE SHEET AS OF SEPTEMBER 30, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$81	$-	$-	$-	$81
Accounts receivable, net	47,198	-	-	-	47,198
Inventories	1,561	-	-	-	1,561
Rental equipment, net	366,199	-	-	-	366,199
Property and equipment, net	29,674	-	-	-	29,674
Investment in subsidiaries	-	11,770	11,770	(23,540)	-
Prepaid expenses and other assets	7,801	-	13,657	-	21,458
Goodwill	-	-	378,288	-	378,288
Intangible assets, net	-	-	140,598	-	140,598
(Due to) from affiliates	(210,725)	-	210,725	-	-
Total assets	$241,789	$11,770	$755,038	$(23,540)	$985,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$5,218	$-	$-	$-	$5,218
Accrued expenses and other liabilities	21,801	-	18,332	-	40,133
Credit facility	203,000	-	-	-	203,000
Second lien facility	-	-	290,000	-	290,000
10% senior notes	-	-	230,000	-	230,000
Deferred tax liability, net	-	-	31,561	-	31,561
Total liabilities	230,019	-	569,893	-	799,912
Stockholders’ equity
New Class A Common Stock	-	-	1		1
Member’s surplus	-	11,770	-	(11,770)	-
Additional paid-in capital	-	-	202,067	-	202,067
Accumulated retained earnings (deficit)	11,770	-	(11,482)	(11,770)	(11,482)
Accumulated other comprehensive loss	-	-	(5,441)	-	(5,441)
Total stockholders' equity	11,770	11,770	185,145	(23,540)	185,145
Total liabilities and stockholders' equity	$241,789	$11,770	$755,038	$(23,540)	$985,057

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
BALANCE SHEET AS OF DECEMBER 31, 2006
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$158	$-	$-	$-	$158
Accounts receivable, net	49,357	-	-	-	49,357
Inventories	1,617	-	-	-	1,617
Rental equipment, net	318,446	-	-	-	318,446
Property and equipment, net	21,391	-	-	-	21,391
Investment in subsidiaries	-	3,040	(90,512)	87,472	-
Prepaid expenses and other assets	7,203	9,960	-	-	17,163
Goodwill	8,726	-	-	-	8,726
Deferred tax asset, net	3,774	-	-	-	3,774
(Due to) from affiliates	(220,361)	220,361	-	-	-
Total assets	$190,311	$233,361	$(90,512)	$87,472	$420,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities
Accounts payable	$4,498	$-	$-	$-	$4,498
Accrued expenses and other liabilities	19,273	1,685	-	-	20,958
Predecessor Credit facility	163,500	-	-	-	163,500
11¼% second priority senior secured notes	-	245,000	-	-	245,000
13% senior subordinated notes	-	77,188	-	-	77,188
Total liabilities	187,271	323,873	-	-	511,144
Stockholders’ deficiency
Members' deficit	-	(90,512)	-	90,512	-
Class A Common Stock	-	-	125	-	125
Additional paid-in capital	36,889	-	22,573	(36,889)	22,573
Accumulated deficit	(33,849)	-	(113,210)	33,849	(113,210)
Total stockholders' deficiency	3,040	(90,512)	(90,512)	87,472	(90,512)
Total liabilities and stockholders' deficiency	$190,311	$233,361	$(90,512)	$87,472	$420,632

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$70,086	$-	$-	$-	$70,086
Equipment sales	7,424	-	-	-	7,424
Parts and service	3,905	-	-	-	3,905
Total revenues	81,415	-	-	-	81,415

Cost of revenues
Cost of equipment sold	6,460	-	-	-	6,460
Depreciation of rental equipment	19,794	-	-	-	19,794
Maintenance of rental equipment	19,046	-	-	-	19,046
Costs of parts and service	2,417	-	-	-	2,417
Total cost of revenues	47,717	-	-	-	47,717
Gross profit	33,698	-	-	-	33,698

Other operating expenses
Selling, general and administrative expenses	19,514	-	-	-	19,514
Other depreciation and amortization	2,567	-	10,780	-	13,347
Total other operating expenses	22,081	-	10,780	-	32,861
Income (loss) from operations	11,617	-	(10,780)	-	837

Other expenses		-	-	-
Interest expense	3,806	-	12,200	-	16,006
Amortization of debt issue costs	200	-	317	-	517
Total other expenses	4,006	-	12,517	-	16,523

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	7,611	-	(23,297)	-	(15,686)
Benefit from income taxes	-	-	6,274	-	6,274
Equity earnings in subsidiaries	-	7,611	7,611	(15,222)	-
Net income (loss)	$7,611	$7,611	$(9,412)	$(15,222)	$(9,412)

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$75,055	$-	$-	$-	$75,055
Equipment sales	5,952	-	-	-	5,952
Parts and service	4,312	-	-	-	4,312
Total revenues	85,319	-	-	-	85,319

Cost of revenues
Cost of equipment sold	4,093	-	-	-	4,093
Depreciation of rental equipment	15,263	-	-	-	15,263
Maintenance of rental equipment	18,956	-	-	-	18,956
Costs of parts and service	2,708	-	-	-	2,708
Total cost of revenues	41,020	-	-	-	41,020
Gross profit	44,299	-	-	-	44,299

Other operating expenses
Selling, general and administrative expenses	20,324	-	-	-	20,324
Other depreciation and amortization	1,525	-	-	-	1,525
Total other operating expenses	21,849	-	-	-	21,849
Income from operations	22,450	-	-	-	22,450

Other expenses
Interest expense	3,894	9,555	-	-	13,449
Amortization of debt issue costs	217	329	-	-	546
Total other expenses	4,111	9,884	-	-	13,995

Income (loss) before equity earnings in subsidiaries	18,339	(9,884)	-	-	8,455
Equity earnings in subsidiaries	-	18,339	8,455	(26,794)	-
Net income	$18,339	$8,455	$8,455	$(26,794)	$8,455

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 1, 2007 TO SEPTEMBER 30, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$93,322	$-	$-	$-	$93,322
Equipment sales	9,173	-	-	-	9,173
Parts and service	5,066	-	-	-	5,066
Total revenues	107,561	-	-	-	107,561

Cost of revenues
Cost of equipment sold	8,020	-	-	-	8,020
Depreciation of rental equipment	25,794	-	-	-	25,794
Maintenance of rental equipment	25,102	-	-	-	25,102
Costs of parts and service	3,145	-	-	-	3,145
Total cost of revenues	62,061	-	-	-	62,061
Gross profit	45,500	-	-	-	45,500

Other operating expenses
Selling, general and administrative expenses	25,391	-	-	-	25,391
Other depreciation and amortization	3,244	-	12,310	-	15,554
Total other operating expenses	28,635	-	12,310	-	40,945
Income (loss) from operations	16,865	-	(12,310)	-	4,555

Other expenses		-	-	-
Interest expense	5,207	-	16,448	-	21,655
Amortization of debt issues costs	266	-	1,767	-	2,033
Total other expenses	5,473	-	18,215	-	23,688

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	11,392	-	(30,525)	-	(19,133)
Benefit from income taxes	-	-	7,651	-	7,651
Equity earnings in subsidiaries	-	11,392	11,392	(22,784)	-
Net income (loss)	$11,392	$11,392	$(11,482)	$(22,784)	$(11,482)

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2007 TO MAY 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$108,149	$-	$-	$-	$108,149
Equipment sales	20,573	-	-	-	20,573
Parts and service	5,936	-	-	-	5,936
Total revenues	134,658	-	-	-	134,658

Cost of revenues
Cost of equipment sold	14,289	-	-	-	14,289
Depreciation of rental equipment	25,211	-	-	-	25,211
Maintenance of rental equipment	30,218	-	-	-	30,218
Costs of parts and service	3,704	-	-	-	3,704
Total cost of revenues	73,422	-	-	-	73,422
Gross profit	61,236	-	-	-	61,236

Other operating expenses
Selling, general and administrative expenses	36,475	-	-	-	36,475
Transaction-related operating costs	-	-	7,283	-	7,283
Other depreciation and amortization	2,949	-	-	-	2,949
Total other operating expenses	39,424	-	7,283	-	46,707
Income (loss) from operations	21,812	-	(7,283)	-	14,529

Other expenses		-	-	-
Interest expense	5,133	15,935	-	-	21,068
Transaction-related financing costs	3,015	54,730	-	-	57,745
Amortization of debt issue costs	376	524	-	-	900
Total other expenses	8,524	71,189	-	-	79,713

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	13,288	(71,189)	(7,283)	-	(65,184)
Benefit from income taxes	-	-	23,131	-	23,131
Equity earnings in subsidiaries	-	13,288	(57,901)	44,613	-
Net income (loss)	$13,288	$(57,901)	$(42,053)	$44,613	$(42,053)

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$207,567	$-	$-	$-	$207,567
Equipment sales	27,328	-	-	-	27,328
Parts and service	11,910	-	-	-	11,910
Total revenues	246,805	-	-	-	246,805

Cost of revenues
Cost of equipment sold	19,386	-	-	-	19,386
Depreciation of rental equipment	44,160	-	-	-	44,160
Maintenance of rental equipment	54,857	-	-	-	54,857
Costs of parts and service	7,383	-	-	-	7,383
Total cost of revenues	125,786	-	-	-	125,786
Gross profit	121,019	-	-	-	121,019

Other operating expenses
Selling, general and administrative expenses	56,313	-	-	-	56,313
Other depreciation and amortization	4,411	-	-	-	4,411
Total other operating expenses	60,724	-	-	-	60,724
Income from operations	60,295	-	-	-	60,295

Other expenses		-	-	-
Interest expense	9,270	28,660	-	-	37,930
Amortization of debt issue costs	644	856	-	-	1,500
Total other expenses	9,914	29,516	-	-	39,430

Income (loss) before equity earnings in subsidiaries	50,381	(29,516)	-	-	20,865
Equity earnings in subsidiaries	-	50,381	20,865	(71,246)	-
Net income	$50,381	$20,865	$20,865	$(71,246)	$20,865

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 1, 2007 TO SEPTEMBER 30, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$11,392	$11,392	$(11,482)	$(22,784)	$(11,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	29,038	-	-	-	29,038
Amortization of debt issue costs	266	-	1,767	-	2,033
Amortization of intangibles	-	-	12,310	-	12,310
Gain on sale of equipment	(1,153)	-	-	-	(1,153)
Provision for bad debt	128	-	-	-	128
Stock compensation expense	378	-	-	-	378
Deferred income taxes	-	-	(7,651)	-	(7,651)
Equity earnings in subsidiaries	-	(11,392)	(11,392)	22,784	-
Changes in operating assets and liabilities:
Accounts receivable	(3,226)	-	-	-	(3,226)
Inventories and other assets	(1,608)	-	-	-	(1,608)
Accounts payable and accrued expenses	(2,417)	-	-	-	(2,417)
Net cash provided by (used in) operating activities	32,798	-	(16,448)	-	16,350
Cash Flows from Investing Activities
Purchases of rental equipment	(21,458)	-	-	-	(21,458)
Proceeds from sale of equipment	9,173	-	-	-	9,173
Purchases of property and equipment	(318)	-	-	-	(318)
Acquisition of the Company by the sponsor	-	-	(371,907)	-	(371,907)
Net cash used in investing activities	(12,603)	-	(371,907)	-	(384,510)
Cash Flows from Financing Activities
Repayments under predecessor credit facility	(158,750)	-	-	-	(158,750)
Net borrowings under successor credit facility	203,000	-	-	-	203,000
Proceeds from second lien facility	-	-	290,000	-	290,000
Proceeds from 10% senior notes	-	-	230,000	-	230,000
Repayment of 11¼% second priority senior secured notes	-	(245,000)	-	-	(245,000)
Repayment of 13% senior subordinated notes	-	(80,000)	-	-	(80,000)
Proceeds from issuance of new Class A common stock	-	-	191,000	-	191,000
Capital contribution from parent	-	-	75	-	75
Payment of tender premiums	-	(42,600)	-	-	(42,600)
Debt issue costs	(4,728)	-	(14,912)	-	(19,640)
Due (from) to affiliates	(59,792)	367,600	(307,808)	-	-
Net cash (used in) provided by financing activities	(20,270)	-	388,355	-	368,085
Net decrease in cash and cash equivalents	(75)	-	-	-	(75)
Cash and cash equivalents, beginning of period	156	-	-	-	156
Cash and cash equivalents, end of period	$81	$-	$-	$-	$81

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 2007 TO MAY 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$13,288	$(57,901)	$(42,053)	$44,613	$(42,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	28,160	-	-	-	28,160
Amortization of debt issue costs	376	524	-	-	900
Gain on sale of equipment	(6,284)	-	-	-	(6,284)
Provision for bad debt	558	-	-	-	558
Stock compensation expense	4,923	-	-	-	4,923
Deferred income taxes	-	(23,131)	-	-	(23,131)
Transaction-related costs	3,015	54,730	7,283	-	65,028
Equity earnings in subsidiaries	-	(13,288)	57,901	(44,613)	-
Changes in operating assets and liabilities:
Accounts receivable	4,749	-	-	-	4,749
Inventories and other assets	729	-	-	-	729
Accounts payable and accrued expenses	22,721	23,131	(23,131)	-	22,721
Net cash provided by (used in) operating activities	72,235	(15,935)	-	-	56,300
Cash Flows from Investing Activities
Purchases of rental equipment	(61,512)	-	-	-	(61,512)
Proceeds from sale of equipment	20,573	-	-	-	20,573
Purchases of property and equipment	(10,613)	-	-	-	(10,613)
Net cash used in investing activities	(51,552)	-	-	-	(51,552)
Cash Flows from Financing Activities
Repayments under predecessor credit facility	(4,750)	-	-	-	(4,750)
Due (from) to affiliates	(15,935)	15,935	-	-	-
Net cash (used in) provided by financing activities	(20,685)	15,935	-	-	(4,750)
Net decrease in cash and cash equivalents	(2)	-	-		(2)
Cash and cash equivalents, beginning of period	158	-	-	-	158
Cash and cash equivalents, end of period	$156	$-	$-	$-	$156

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income	$50,381	$20,865	$20,865	$(71,246)	$20,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	48,571	-	-	-	48,571
Amortization of debt issue costs	644	856	-	-	1,500
Gain on sale of equipment	(7,942)	-	-	-	(7,942)
Provision for bad debt	619	-	-	-	619
Stock compensation expense	1,831	-	-	-	1,831
Equity earnings in subsidiaries	-	(50,381)	(20,865)	71,246	-
Changes in operating assets and liabilities:
Accounts receivable	(3,584)	-	-	-	(3,584)
Inventories and other assets	(417)	-	-	-	(417)
Accounts payable and accrued expenses	(5,580)	9,488	-	-	3,908
Net cash provided by (used in) operating activities	84,523	(19,172)	-	-	65,351
Cash Flows from Investing Activities
Purchases of rental equipment	(112,769)	-	-	-	(112,769)
Proceeds from sale of equipment	27,328	-	-	-	27,328
Purchases of property and equipment	(8,264)	-	-	-	(8,264)
Cash paid in connection with acquisition, net of cash acquired	(16,887)	-	-	-	(16,887)
Net cash used in investing activities	(110,592)	-	-	-	(110,592)
Cash Flows from Financing Activities
Borrowings under credit facility	46,596	-	-	-	46,596
Debt issue costs	-	(973)	-	-	(973)
Due (from) to affiliates	(20,145)	20,145	-	-	-
Net cash provided by financing activities	26,451	19,172	-	-	45,623
Net increase in cash and cash equivalents	382	-	-	-	382
Cash and cash equivalents, beginning of period	33	-	-	-	33
Cash and cash equivalents, end of period	$415	$-	$-	$-	$415

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Structure

On March 31, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Lightyear Capital LLC (“LYC”), a private equity firm, and certain other investors (collectively, the “Sponsor”), agreed to acquire all of our outstanding shares (the "Acquisition").

The Acquisition closed on May 31, 2007 (the “Effective Date”).  We refer to our company for periods prior to June 1, 2007 as the "Predecessor," and we refer to our company for periods since June 1, 2007 as the "Successor."  Unless the context requires otherwise, “we,” “us,” “our,” “Neff,” or the “Company” refers to the Successor and its subsidiaries, and for periods prior to June 1, 2007, the Predecessor and its subsidiaries.

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

In evaluating our results of operations and financial performance, our management has used combined results for the nine months ended September 30, 2007 as single measurement periods. Due to the Transactions, we believe that comparisons between the nine months ended September 30, 2006 and either the Successor’s results for the period June 1, 2007 to September 30, 2007 or the Predecessor’s results for the period January 1, 2007 to May 31, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the nine months ended September 30, 2007. This combined presentation for the nine months ended September 30, 2007 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the periods January 1, 2007 to May 31, 2007 and the results of operations for the Successor for the period from June 1, 2007 to September 30, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included in Results of Operations below.

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, certain OEMs and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the U.S. non-residential construction industry in particular.  Macroeconomic factors and regional conditions (including hurricane-related activities) that affect the U.S. non-residential construction industry and the rental equipment market are outside of our control, and may affect our operating results in future periods.  During the third quarter of fiscal 2007, there was a more challenging environment in a number of our key markets, particularly in Florida and California.  This has led to an oversupply of our rental equipment particularly in the earthmoving category.  We are responding to this primarily by deploying equipment to regions with greater demand and increasing the amount of equipment we are selling from our fleet.

Acquisition of the Company

On May 31, 2007, LYN Holdings Corp., now known as Neff Holdings Corp. (“Neff Holdings”), acquired all of the outstanding shares of the Predecessor for approximately $935.9 million in total consideration.  Neff Holdings has no operations and is owned by Neff Holdings LLC (“Holdings”) and certain members of senior management.  The following transactions (the "Transactions") occurred in connection with the Acquisition:

•	The Sponsor purchased common units of Holdings for $191.0 million in cash, which Holdings contributed to Neff Holdings.

•	Certain members of our management contributed an additional $10.6 million to Neff Holdings in the form of rollover equity.

•	Neff Holdings contributed $201.6 million in equity to Neff Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of Neff Holdings.

•	Merger Sub merged with and into Neff. Neff survived the merger and became a wholly-owned subsidiary of Neff Holdings.

•	Neff borrowed $214.3 million under a $350.0 million senior secured asset-based revolving credit facility (the “Credit Facility”).

•	Neff borrowed $290.0 million under a senior secured second lien term loan (the “Second Lien Facility” and, together with the Credit Facility, the “Senior Secured Credit Facilities”).

•	Neff issued $230.0 million aggregate principal amount of 10% Senior Notes due 2015 (the “10% Notes”).

•	Net merger consideration of $366.8 million was paid to the Neff stockholders and option holders.

•
Neff's existing indebtedness, which was $501.8 million as of May 31, 2007, consisting of $158.8 million outstanding under the Predecessor credit facility, $245.0 million of the 11¼% second priority senior secured notes (the “11¼% Notes”), $80.0 million of the 13% senior subordinated notes (the “13% Notes” and, together with the 11¼% Notes, the “Existing Notes”) and accrued interest of $18.0 million, was repaid.

•	Tender premiums of $42.6 million were paid in connection with the repayment of the Predecessor’s existing indebtedness.

    We paid approximately $24.7 million in fees and expenses related to the Transactions consisting of $5.1 million of direct acquisition costs and $19.6 million of debt issue costs. Such fees included commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The deferred debt issue costs include $1.4 million of bridge commitment fees related to an unused bridge financing arrangement which were expensed in the Successor period. The direct acquisition costs are included in the purchase price and are a component of goodwill.

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

Impact of the Acquisition and the Transactions

The Acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, which resulted in a revaluation of our assets and liabilities and those of our subsidiaries based upon their fair values as of the date of the Acquisition.  The Acquisition and the preliminary allocation of the purchase price of $935.9 million have been recorded as of September 30, 2007.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. We have recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for the customer list, trademarks and tradenames.

Allocation of the purchase price for the Acquisition was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment, rental equipment, intangible assets, and the finalization of the amount of transaction costs and deferred income taxes. The purchase price has been preliminarily allocated as follows (in millions):

Tangible assets and liabilities
Cash and cash equivalents	$0.2
Accounts receivable, net	44.1
Rental equipment, net	382.7
Property and equipment, net	32.6
Other assets	23.6
Accounts payable and accrued expenses	(35.7)
Total tangible assets and liabilities	$447.5

Intangible assets and liabilities
Customer list	$119.8
Trademarks and tradenames	33.1
Net deferred tax liability	(42.8)
Goodwill	378.3
Total intangible assets and liabilities	488.4
Total purchase price	$935.9

Goodwill is not deductible for tax purposes.

In connection with the Transactions, we incurred significant additional indebtedness, including $214.3 million under the Credit Facility, $290.0 million under the Second Lien Facility and $230.0 million in aggregate principal of 10% Notes, which has increased our interest expense. In addition, amortization expense has increased significantly due to increases in the amortizable intangible assets acquired in the Acquisition.  Depreciation expense also has increased significantly as a result of the revaluation of our rental fleet and property and equipment in connection with the Acquisition.

Revenue Recognition

Rental contracts are structured as operating leases entered into at the time our customer takes delivery of the equipment.  Rental revenues are recognized as they are earned over the rental period. As a result of our billing and rental cycles, there are a number of rental contracts entered into during a reporting period that are not billed to customers by the end of such reporting period.  We identify each rental contract that has not been billed at the end of such period and record the corresponding amount of rental revenue to the reporting period in which the contract was entered into.

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

Useful Lives and Salvage Value of Rental Equipment

Rental equipment acquired before the Acquisition is stated at fair value less accumulated depreciation, and rental equipment acquired after the acquisition is stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the related equipment (generally two to seven years with estimated 10-20% residual values).

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

Derivative Instruments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (herein referred as “SFAS 133”), we have designated certain derivative arrangements entered into in June 2007 as cash flow hedges and recognized the fair value of the instruments on the unaudited condensed consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record these swaps as of September 30, 2007, we recorded the fair value of the derivative liability of $9.1 million in accrued expenses and other liabilities, offset by $5.4 million and $3.7 million in other comprehensive income and deferred taxes, respectively.

Valuation of Long-Lived Assets, Including Intangibles

Long-lived assets on our balance sheet consist primarily of property and equipment, customer list, trademarks and tradenames and goodwill. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of trademarks and tradenames and goodwill. While we believe that the estimates we use to value these assets are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of these assets.  Any impairment charge that we record would reduce our earnings.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and September 30, 2007, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Acquisition.

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Compensation expense was not recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods were not restated in conjunction with adoption of SFAS 123-R.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.  The assumptions used in this model are expected life, expected level of forfeitures, risk free interest rate, expected volatility and expected dividends.

Reserve for Claims

We are exposed to various claims relating to our business. These may include claims relating to motor vehicle accidents involving our delivery and service personnel, employment related claims and claims relating to personal injury or death caused by equipment we rented or sold. We establish reserves for reported claims that are asserted against us and for claims that we believe have been incurred but not reported. These reserves reflect our estimates of the amounts that we will be required to pay in connection with these claims, net of insurance recoveries. Our estimate of reserves is based on an actuarial reserve analysis that takes into consideration the probability of losses and our historical payment experience related to claims settlements. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Accordingly, we may increase or decrease our reserves for claims, and such changes could be significant.

Performance Measures

EBITDA & Adjusted EBITDA

EBITDA is defined as net income plus interest, taxes and depreciation and amortization. Adjusted EBITDA is defined under the Credit Facility as EBITDA further adjusted to eliminate (i) non-cash compensation charges arising from any grant of stock, stock options or equity-based awards, (ii) management, advisory and other fees and (iii) any extraordinary, unusual or nonrecurring gains or losses, among other potential adjustments as defined under the Credit Facility.  Adjusted EBITDA under the indenture governing the 10% Notes includes, in addition to the adjustments under the Credit Facility, adjustments for actual expenses incurred relating to rental equipment operating leases that expired or were terminated, among other potential adjustments as defined under the indenture.

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

We compensate for certain limitations in using EBITDA by relying on our U.S. GAAP results and using EBITDA and Adjusted EBITDA only as supplemental information. As noted above, the agreements governing our indebtedness include Adjusted EBITDA as a measure of our operating performance, and management believes that those agreements are material to our operations. For example, our Senior Secured Credit Facilities, and the interest rate on loans under those facilities, are material to our financial condition and results of operations because that facility is our primary source of liquidity for working capital, and the indenture governing the 10% Notes is material to our financial condition because it governs a significant portion of our long-term capitalization while restricting our ability to conduct our business.

The following is a reconciliation of Net (loss) income to Adjusted EBITDA as defined in our Credit Facility. The terms and related calculations are defined in the senior secured credit agreement for the Credit Facility and indenture governing the 10% Notes.

	Successor For the Three Months Ended September 30, 2007	Successor Period June 1, 2007 to September 30, 2007	Predecessor Period January 1, 2007 to May 31, 2007	Non-GAAP Combined Nine Months Ended September 30, 2007	Predecessor For the Three Months Ended September 30, 2006	Predecessor For the Nine Months Ended September 30, 2006
	(in thousands)

Net (loss) income	$(9,412)	$(11,482)	$(42,053)	$(53,535)	$8,455	$20,865
Benefit from income taxes	(6,274)	(7,651)	(23,131)	(30,782)	-	-
Interest expense	16,006	21,655	21,068	42,723	13,449	37,930
Depreciation of rental equipment	19,794	25,794	25,211	51,005	15,263	44,160
Other depreciation	2,567	3,244	2,949	6,193	1,525	4,411
Amortization expense	11,297	14,343	900	15,243	546	1,500
EBITDA	33,978	45,903	(15,056)	30,847	39,238	108,866

Stock compensation expense(a)	378	378	4,923	5,301	632	1,831
Monitoring fee(b)	624	833	-	833	-	-
Transaction-related costs(c)	-	-	65,028	65,028	-	-
Adjusted EBITDA	$34,980	$47,114	$54,895	$102,009	$39,870	$110,697

__________

(a)	The adjustment reflects the effect of stock compensation expenses recorded in the periods presented in accordance with SFAS No. 123-R “Share-Based Payment.”
(b)	The adjustment reflects the effect of the annual monitoring fees to be paid to affiliates of the Sponsor and certain other parties in connection with the Transactions.
(c)	The adjustment reflects the effect of the transaction-related costs in connection with the Transactions.

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

As illustrated in the table below, dollar utilization for the three months ended September 30, 2007 and three months ended September 30, 2006, was 50.9% and 55.0%, respectively, and for the combined nine months ended September 30, 2007 and nine months ended September 30, 2006, was 49.4% and 53.2%, respectively (in thousands, except percent data):

	Three Months Ended	Three Months Ended	Combined Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Total rental revenues	$70,086	$75,055	$201,471	$207,567
Re-rent revenues	(1,774)	(1,696)	(4,885)	(4,610)
Net rental revenues(a)	$68,312	$73,359	$196,586	$202,957
Average monthly original cost(b)(c)	$538,778	$533,723	$533,045	$508,724
Dollar utilization(d)	50.9%	55.0%	49.4%	53.2%

______________

(a)
Amounts are annualized when determining dollar utilization for periods of less than 12 months. Accordingly, annualized net rental revenues for the three months ended September 30, 2007 and three months ended September 30, 2006 are $274,299 and $293,436, respectively and for the combined nine months ended September 30, 2007 and the nine months ended September 30, 2006 are $263,123 and $270,609 respectively.

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

Results of Operations

Three Months ended September 30, 2007 Compared with Three Months ended September 30, 2006

The following table illustrates our operating activity for the three months ended September 30, 2007 and the three months ended September 30, 2006.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	% Change
	(dollars in thousands)		(1)(2)
Revenues
Rental revenues	$70,086	$75,055	(6.6)
Equipment sales	7,424	5,952	24.7
Parts and service	3,905	4,312	(9.4)
Total revenues	81,415	85,319	(4.6)

Cost of revenues
Cost of equipment sold	6,460	4,093	57.8
Depreciation of rental equipment	19,794	15,263	29.7
Maintenance of rental equipment	19,046	18,956	0.5
Costs of parts and service	2,417	2,708	(10.7)
Total cost of revenues	47,717	41,020	16.3
Gross profit	33,698	44,299	(23.9)

Other operating expenses
Selling, general and administrative expenses	19,514	20,324	(4.0)
Other depreciation and amortization	13,347	1,525	n/m
Total other operating expenses	32,861	21,849	50.4
Income from operations	837	22,450	(96.3)

Other expenses
Interest expense	16,006	13,449	19.0
Amortization of debt issue costs	517	546	(5.3)
Total other expenses	16,523	13,995	18.1

(Loss) income before benefit from income taxes	(15,686)	8,455	(285.5)
Benefit from income taxes	6,274	-	n/m
Net (loss) income	$(9,412)	$8,455	(211.3)

___________________________________
(1)	n/m means the percentage change is not meaningful.
(2)	% change means the percentage change between the operating activity for the three months ended September 30, 2007 and the three months ended September 30, 2006.

Total Revenues. Total revenues for the three months ended September 30, 2007 decreased 4.6% to $81.4 million from $85.3 million for the three months ended September 30, 2006. The components of our revenues are discussed below.

Rental Revenues. Rental revenues for the three months ended September 30, 2007 decreased 6.6% to $70.1 million from $75.1 million for the three months ended September 30, 2006. The decrease in rental revenues was primarily due to a decrease in the percentage of equipment on rent and a decrease in rental rates. For the three months ended September 30, 2007, we estimate that the percentage of equipment on rent decreased by 2.3 percentage points and our rental rates decreased 3.9%. The decrease in the percentage of equipment on rent combined with the decrease in rental rates, led to a decrease in dollar utilization to 50.9% for the three months ended September 30, 2007 from 55.0% for the three months ended September 30, 2006.

Equipment Sales. Equipment sales revenue for the three months ended September 30, 2007 increased 24.7% to $7.4 million from $6.0 million for the three months ended September 30, 2006. The increase in equipment sales was due to the decision by management to sell more equipment during the period.  Equipment sales increased to 9.1% of total revenues for the three months ended September 30, 2007 from 7.0% of total revenues for the three months ended September 30, 2006.

Parts and Service. Revenues from the sales of parts and service for the three months ended September 30, 2007 decreased 9.4% to $3.9 million from $4.3 million for the three months ended September 30, 2006. The decrease in parts and service revenue was primarily due to the decrease in rental revenues resulting in less revenue generated by parts and service.  Parts and service revenue as a percentage of total revenues decreased to 4.8% of total revenues for the three months ended September 30, 2007 from 5.1% of total revenues for the three months ended September 30, 2006.

Cost of Equipment Sold. Costs associated with the sale of rental equipment increased 57.8% to $6.5 million for the three months ended September 30, 2007 from $4.1 million for the three months ended September 30, 2006, partially as a result of the increase in the amount of equipment sales.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet also increased the cost of equipment sold by approximately $1.1 million in the three months ended September 30, 2007.

Depreciation of Rental Equipment. Depreciation of rental equipment for the three months ended September 30, 2007 increased 29.7% to $19.8 million from $15.3 million for the three months ended September 30, 2006. The increased depreciation expense of rental equipment was primarily due to the increase in the book value of our rental fleet as a result of the application of purchase accounting for the Acquisition.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in the depreciable base of rental equipment, increased depreciation expense by approximately $4.9 million in the three months ended September 30, 2007.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment increased 0.5% to $19.0 million for the three months ended September 30, 2007 from the three months ended September 30, 2006, primarily as a result of increased payroll expenses that were partially offset by decreased operating lease and rental fleet repair expenses.

Cost of Parts and Service. Costs associated with our parts and service revenues decreased 10.7% to $2.4 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006, primarily as a result of decreased volume of parts and service revenue.

Gross Profit. Gross profit for the three months ended September 30, 2007 decreased 23.9% to $33.7 million or 41.4% of total revenues from $44.3 million or 51.9% of total revenues for the three months ended September 30, 2006. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit of $9.6 million.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit in the three months ended September 30, 2007 by approximately $6.0 million, or 7.4% of total revenues for the three months ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 decreased 4.0% to $19.5 million from $20.3 million for the three months ended September 30, 2006.  Selling, general and administrative expenses increased to 24.0% of total revenues for the three months ended September 30, 2007 from 23.8% of total revenues for the three months ended September 30, 2006.  Stock compensation expense for the three months ended September 30, 2007 decreased to $0.4 million from $0.6 million for the three months ended September 30, 2006.  The decrease in selling, general and administrative expenses is partially due to decreased payroll related expenses and professional fees.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the three months ended September 30, 2007 increased to $13.3 million from $1.5 million for the three months ended September 30, 2006. The increase in other depreciation and amortization was primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets which increased amortization expense by approximately $10.8 million in the three months ended September 30, 2007.  The increase in other depreciation and amortization was also due to the increase in the amount of our property and equipment as well as the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

Income from Operations. Income from operations for the three months ended September 30, 2007 decreased to $0.8 million from $22.5 million for the three months ended September 30, 2006, primarily as a result of the foregoing reasons. The effect of purchase accounting adjustments decreased income from operations by approximately $18.3 million, or 22.5% of total revenues for the three months ended September 30, 2007.

Interest Expense. Interest expense for the three months ended September 30, 2007 increased 19.0% to $16.0 million from $13.5 million for the three months ended September 30, 2006. The increase was primarily due to increased borrowings incurred as a result of the Acquisition.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the three months ended September 30, 2007 decreased 5.3% to $0.5 million from $0.6 million for the three months ended September 30, 2006.

Net (Loss) Income. For the reasons described above, the net loss for the three months ended September 30, 2007 increased to $9.4 million from net income of $8.5 million for the three months ended September 30, 2006.  The effect of purchase accounting adjustments decreased net income by approximately $11.0 million, or 13.5% of total revenues for the three months ended September 30, 2007.

Combined Nine Months ended September 30, 2007 Compared with Nine Months ended September 30, 2006

The following table illustrates our operating activity for the combined nine months ended September 30, 2007 and the nine months ended September 30, 2006.

	Successor Period June 1, 2007 to September 30, 2007	Predecessor Period January 1, 2007 to May 31, 2007	Non-GAAP Combined Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	% Change
	(dollars in thousands)				(1)(2)
Revenues
Rental revenues	$93,322	$108,149	$201,471	$207,567	(2.9)
Equipment sales	9,173	20,573	29,746	27,328	8.8
Parts and service	5,066	5,936	11,002	11,910	(7.6)
Total revenues	107,561	134,658	242,219	246,805	(1.9)

Cost of revenues
Cost of equipment sold	8,020	14,289	22,309	19,386	15.1
Depreciation of rental equipment	25,794	25,211	51,005	44,160	15.5
Maintenance of rental equipment	25,102	30,218	55,320	54,857	0.8
Costs of parts and service	3,145	3,704	6,849	7,383	(7.2)
Total cost of revenues	62,061	73,422	135,483	125,786	7.7
Gross profit	45,500	61,236	106,736	121,019	(11.8)

Other operating expenses
Selling, general and administrative expenses	25,391	36,475	61,866	56,313	9.9
Transaction-related operating costs	-	7,283	7,283	-	n/m
Other depreciation and amortization	15,554	2,949	18,503	4,411	319.5
Total other operating expenses	40,945	46,707	87,652	60,724	44.3
Income from operations	4,555	14,529	19,084	60,295	(68.3)

Other expenses
Interest expense	21,655	21,068	42,723	37,930	12.6
Transaction-related financing costs	-	57,745	57,745	-	n/m
Amortization of debt issue costs	2,033	900	2,933	1,500	95.5
Total other expenses	23,688	79,713	103,401	39,430	162.2

(Loss) income before benefit from income taxes	(19,133)	(65,184)	(84,317)	20,865	n/m
Benefit from income taxes	7,651	23,131	30,782	-	n/m
Net (loss) income	$(11,482)	$(42,053)	$(53,535)	$20,865	n/m

___________________________________
(1)	n/m means the percentage change is not meaningful.
(2)	% change means the percentage change between the operating activity for the combined nine months ended September 30, 2007 and the nine months ended September 30, 2006.

Total Revenues. Total revenues for the combined nine months ended September 30, 2007 decreased 1.9% to $242.2 million from $246.8 million for the nine months ended September 30, 2006. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the combined nine months ended September 30, 2007 decreased 2.9% to $201.5 million from $207.6 million for the nine months ended September 30, 2006. The decrease in rental revenues was primarily due to a decrease in the percentage of equipment on rent and a decrease in rental rates. For the combined nine months ended September 30, 2007, we estimate that the percentage of equipment on rent decreased by 3.3 percentage points and that our rental rates decreased 1.7%. The decrease in the percentage of equipment on rent combined with the decrease in rental rates, led to a decrease in dollar utilization to 49.4% for the combined nine months ended September 30, 2007 from 53.2% for the nine months ended September 30, 2006.

Equipment Sales. Equipment sales revenue for the combined nine months ended September 30, 2007 increased 8.8% to $29.8 million from $27.3 million for the nine months ended September 30, 2006. The increase in equipment sales was due to the decision by management to sell more equipment.  Equipment sales increased to 12.3% of total revenues for the combined nine months ended September 30, 2007 from 11.1% of total revenues for the nine months ended September 30, 2006.

Parts and Service. Revenues from the sales of parts and service for the combined nine months ended September 30, 2007 decreased 7.6% to $11.0 million from $11.9 million for the nine months ended September 30, 2006. The decrease in parts and service revenue was primarily due to the decrease in rental revenues resulting in less revenue generated by parts and service. Parts and service revenue as a percentage of total revenues decreased to 4.5% of total revenues for the combined nine months ended September 30, 2007 from 4.8% of total revenues for the nine months ended September 30, 2006.

Cost of Equipment Sold. Costs associated with the sale of rental equipment increased 15.1% to $22.3 million for the combined nine months ended September 30, 2007 from $19.4 million for the nine months ended September 30, 2006, primarily as a result of the increase in the amount of equipment sales in the first half of the period.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet increased the cost of equipment sold in the period June 1, 2007 to September 30, 2007 by approximately $1.5 million.

Depreciation of Rental Equipment. Depreciation of rental equipment for the combined nine months ended September 30, 2007 increased 15.5% to $51.0 million from $44.2 million for the nine months ended September 30, 2006. The increased depreciation expense of rental equipment was primarily due to the increase in size of our average rental fleet as well as the increase in the book value of our rental fleet as a result of the application of purchase accounting in connection with the Acquisition.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in depreciable base of rental equipment, increased depreciation expense in the period June 1, 2007 to September 30, 2007 by approximately $5.8 million.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment increased 0.8% to $55.3 million for the combined nine months ended September 30, 2007 from $54.9 million for the nine months ended September 30, 2006, primarily as a result of increased payroll expenses that were partially offset by decreased operating lease and rental fleet repair expenses.

Cost of Parts and Service. Costs associated with our parts and service revenues decreased 7.2% to $6.9 million for the combined nine months ended September 30, 2007 from $7.4 million for the nine months ended September 30, 2006, primarily as a result of decreased volume of parts and service revenue.

Gross Profit. Gross profit for the combined nine months ended September 30, 2007 decreased 11.8% to $106.7 million or 44.1% of total revenues from $121.0 million or 49.0% of total revenues for the nine months ended September 30, 2006. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit of $13.4 million.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit in the period June 1, 2007 to September 30, 2007 by approximately $7.3 million, or 3.0% of total revenues for the combined nine months ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the combined nine months ended September 30, 2007 increased 9.9% to $61.9 million from $56.3 million for the nine months ended September 30, 2006. The increase in selling, general and administrative expenses is partially due to increased facility costs and professional fees.  Stock compensation expense for the combined nine months ended September 30, 2007 increased to $5.3 million from $1.8 million for the nine months ended September 30, 2006.  In addition, there was in increase of $3.7 million in stock-based compensation expense due to the accelerated vesting of stock options that resulted from the Acquisition.

Transaction-related Operating Costs. Transaction-related operating costs were $7.3 million for the combined nine months ended September 30, 2007.  These costs consisted of seller-related expenses of $7.3 million for investment banking fees, outside attorney fees, and other third-party fees. There were no transaction-related operating costs recorded in 2006.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the combined nine months ended September 30, 2007 increased to $18.5 million from $4.4 million for the nine months ended September 30, 2006. The increase in other depreciation and amortization is primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets which increased amortization expense in the period June 1, 2007 to September 30, 2007 by approximately $12.3 million. The increase in other depreciation and amortization was also due to the increase in the amount of our property and equipment as well as the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

Income from Operations. Income from operations for the combined nine months ended September 30, 2007 decreased to $19.1 million from $60.3 million for the nine months ended September 30, 2006, primarily as a result of the foregoing reasons.  The effect of purchase accounting adjustments decreased income from operations by approximately $26.7 million, or 11.0% of total revenues for the combined nine months ended September 30, 2007.

Interest Expense. Interest expense for the combined nine months ended September 30, 2007 increased 12.6% to $42.7 million from $37.9 million for the nine months ended September 30, 2006. The increase was primarily due to the increase in rental fleet, as well as increased borrowings incurred as a result of the Acquisition.

Transaction-related Financing Costs.  Transaction-related financing costs were $57.8 million for the combined nine months ended September 30, 2007.  These costs consisted of $42.6 million in tender premiums related to the Existing Notes, all of which were repurchased in connection with the Transactions, a non-cash charge of $12.5 million to write-off the remaining net book value of previously-capitalized financing fees related to our then-existing credit facility and Existing Notes that were repaid/repurchased in connection with the Transactions and a non-cash charge of $2.7 million to write-off the unamortized discount on the 13% Notes.  There were no transaction-related financing costs recorded in 2006.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the combined nine months ended September 30, 2007 increased 95.5% to $2.9 million from $1.5 million for the nine months ended September 30, 2006.  The increase was due to amortization expense related to the unused bridge loan commitment of $1.4 million.

Net (Loss) Income. For the reasons described above, the net loss for the combined nine months ended September 30, 2007 increased to $53.5 million from net income of $20.9 million for the nine months ended September 30, 2006.  The effect of purchase accounting adjustments decreased net income by approximately $16.0 million, or 6.6% of total revenues for the combined nine months ended September 30, 2007.

Liquidity and Capital Resources

During the combined nine months ended September 30, 2007, our operating activities provided net cash flow of $72.7 million as compared to $65.4 million for the nine months ended September 30, 2006. The increase is attributable primarily to increases in working capital.

Cash used in investing activities was $436.1 million for the combined nine months ended September 30, 2007 as compared to $110.6 million for the nine months ended September 30, 2006. The increase in cash used in investing activities was primarily due to the Acquisition. Cash used for the purchase of equipment was $93.9 million for the combined nine months ended September 30, 2007, compared to $121.0 million for the nine months ended September 30, 2006.  We received cash proceeds from the sale of equipment of $29.7 million for the combined nine months ended September 30, 2007 and $27.3 million for the nine months ended September 30, 2006.

Net cash provided by financing activities was $363.3 million for the combined nine months ended September 30, 2007, compared to $45.6 million for the nine months ended September 30, 2006. The increase in cash from financing activities was primarily related to the debt financing incurred as a result of the Acquisition.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

In connection with the Transactions, on May 31, 2007, we issued $230.0 million in aggregate principal amount of the 10% Notes.  The 10% Notes are unsecured senior indebtedness and are guaranteed by our domestic subsidiaries that also guarantee borrowings under the Senior Secured Credit Facilities.  On May 31, 2007, we also borrowed $290.0 million under the Second Lien Facility, which provides for a total borrowing of $290.0 million and borrowed $214.3 million under the Credit Facility, which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base formula.  The Senior Secured Credit Facilities bear interest at variable rates. The Credit Facility matures in 2013 and the Second Lien Facility matures in 2014.  As of September 30, 2007, borrowings under the Second Lien Facility totaled $290.0 million and borrowings under Credit Facility totaled $203.0 million, leaving $133.1 million available for additional borrowings.

The Senior Secured Credit Facilities and the indenture governing the 10% Notes contain various restrictive covenants.  The Credit Facility limits us from prepaying other indebtedness, including the 10% Notes, and requires us to obtain rental equipment appraisals on a semi-annual basis and maintain certain financial covenant ratios.  In addition, the Senior Secured Credit Facilities restrict our ability to, among other things, incur additional indebtedness, create liens, make investments and declare or pay any dividends.  The indenture governing the 10% Notes contains similar restrictive covenants that, among other things and subject to certain exceptions: (i) limits our ability and the ability of our operating subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (ii) places restrictions on our ability and the ability of our operating subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.

We or our affiliates may, from time to time, repurchase our debt in the open market, through tender offers, block trades, exchanges of debt securities, in privately negotiated transactions, or otherwise.  These repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

Contractual and Other Obligations

The following table reflects our contractual obligations, commercial commitments and our long-term indebtedness as of September 30, 2007.

	Payments Due by Period
	Total	Within 1 year (4)	1-3 years	4-5 years	More than 5 years
	(in millions)
Contractual obligations:
Operating leases	$25.8	$5.0	$7.2	$4.0	$9.6
Long-term debt obligations (4):
Credit Facility (1)	290.5	15.4	30.9	30.9	213.3
Second Lien Facility (2)	474.2	25.7	51.4	51.4	345.7
10% Notes (3)	408.3	23.0	46.0	46.0	293.3
Total long-term debt obligations	$1,173.0	$64.1	$128.3	$128.3	$852.3
___________________________________

(1)Includes interest at a rate of approximately 7.3% as of September 30, 2007, matures in May 2013
(2)Includes interest at a rate of approximately 8.9% as of September 30, 2007, matures in November 2014
(3)Includes interest at a rate of approximately 10.0%, matures in June 2015
(4)Long-term debt obligations includes interest for the period October 1, 2007 until September 30, 2008.

Off – Balance Sheet Arrangements

We have no significant off-balance sheet transactions or interests.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-144428), Amendment No. 1, filed with the SEC on July 30, 2007, which is accessible on the SEC’s website at www.sec.gov.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Credit Facility is assumed to be equal to its carrying value, as interest rates approximate market rates. As of September 30, 2007, the 10% Notes had a face value of $230.0 million and an estimated fair value of $161.0 million and the Second Lien Facility had a face value of $290.0 million and an estimated fair value of $261.0 million, based on quoted market prices.

At September 30, 2007, we had fixed rate debt of $230.0 million and variable rate debt of $493.0 million.  The variable rate debt includes the Senior Secured Credit Facilities.  Holding debt levels constant, a one percentage point increase in interest rates would decrease the fair market value of our 10% Notes by approximately $7.3 million and increase annual interest expense for our variable rate debt by approximately $4.9 million.

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

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act”) Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of September 30, 2007, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chef Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, (a) our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in Exchange Act reports was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (b) that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes with respect to this item from the disclosures included in Amendment No. 1 to the  Registration Statement on Form S-4 (File No. 333-144428), filed with the SEC on July 30, 2007, and available on the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

In addition to the risk factors discussed below, you should carefully consider the risk factors included in Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-144428), filed with the SEC on July 30, 2007, and available on the SEC’s website at www.sec.gov .

Decreases in construction or industrial activities could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the non-residential construction industry in particular. Our products and services are used primarily in non-residential construction and, to a lesser extent, in industrial activity. These are cyclical businesses that are sensitive to changes in general economic conditions. Weakness in our end markets, such as a decline in non-residential construction or industrial activity, has led and may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge. For example, in the period from 2001 through the first half of 2003, there were significant decreases in non-residential construction activity compared to prior periods. This weakness in our end market had an adverse effect on our results in 2001 through the first half of 2003.   In addition, during the third quarter of fiscal 2007, there was a more challenging environment in a number of our key markets, particularly in Florida and California.  Factors that may cause weakness in the non-residential construction industry include but are not limited to:

•	weakness in the economy or the onset of a new recession;

•	continued slowdowns in residential construction in the geographic regions in which we operate;

•	reductions in corporate spending for plants and facilities;

•	oversupply of available commercial real estate in the markets we serve;

•	continuing increases in interest rates; and

•	terrorism or hostilities involving the U.S.

            Future declines in non-residential construction and industrial activity could adversely affect our operating results by decreasing our revenues and gross profit margins.

The equipment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in rental rates and our ability to sell equipment at favorable prices.

The equipment rental industry is highly fragmented and very competitive. Our competitors include:

•	a few large national companies, including public companies and divisions of public companies;

•	several regional competitors that operate in multiple states;

•	thousands of small, independent businesses with only one or a few rental locations; and

•	hundreds of equipment manufacturers and dealers that both sell and rent equipment directly to customers.

Some of our competitors are significantly larger than we are and have greater financial and marketing resources than we have. Some of our competitors also have greater technical resources, longer operating histories, lower cost structures and better relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have the advantages identified above may be able to provide their products and services at lower costs. We may in the future encounter increased competition in the equipment rental market, equipment sales market or in the equipment repair and services market from existing competitors or from new market entrants.  In particular, the current decrease in demand for equipment in certain key regions in which we operate has created a downward pressure on our rental rates.

We believe that rental rates, fleet size and quality are the primary competitive factors in the equipment rental industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the rental rates. To the extent we lower rental rates or increase our fleet in order to retain or increase market share, our operating margins would be adversely impacted. In addition, we may not be able to increase rates further or be able to match a larger competitor’s price reductions or fleet investment because of its greater financial resources, all of which could adversely impact our operating results through a combination of a decrease in our market share and revenues.

Additionally, existing or future competitors may compete with us for start-up locations or acquisition candidates, which may increase acquisition prices and reduce the number of suitable acquisition candidates or expansion locations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1
Amended and Restated Certificate of Incorporation of Neff Corp. (previously filed as Exhibit 3.1 to Neff Corp.'s Registration Statement on Form S-4, File No. 333-144428, filed with the Securities and Exchange Commission on July 9, 2007 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Neff Corp. (previously filed as Exhibit 3.2 to Neff Corp.'s Registration Statement on Form S-4, File No. 333-144428, filed with the SEC on July 9, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer furnished in accordance with 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEFF CORP.
Date: November 14, 2007	/s/ GRAHAM HOOD
Graham Hood President and Chief Executive Officer
Date: November 14, 2007	/s/ MARK IRION
Mark Irion Executive Vice President, Chief Financial Officer and Secretary