Form 10-K
period 2008-02-18
NEFF CORP
filed 2008-03-27
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K
   (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_________
Commission File Number 001-14145
NEFF CORP.
(Exact name of registrant as specified in its charter)
Delaware	65-0626400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3750 N.W. 87th Avenue, Suite 400 Miami, Florida	33178 (Zip Code)
(Address of principal executive offices)
(305) 513-3350
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.	Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

There is no established public trading market for any of the common stock of the registrant.  The aggregate market value of the voting securities held by non-affiliates of the registrant as of June 30, 2007 was $0.0.  As of December 31, 2007, all the outstanding common stock of the registrant was owned by Neff Holdings Corp.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

NEFF CORP.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

|

Forward─Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	cyclicality or seasonality affecting our or our customers’ industry;

•	a significant change in construction and industrial spending;

•	competitive factors in the industries in which we operate;

•
a significant increase in the costs associated with our equipment fleet, including the cost of new equipment and the cost of maintenance of existing equipment, as well as the timing of capital expenditures;

•	exposure to liability claims which may exceed the level of our insurance or not be covered at all;

•	environmental and occupational health and safety regulations;

•	the termination of one or more relationships with our suppliers;

•	our reliance on complex information systems;

•	our inability to obtain additional capital as required;

•	the loss of key members of our senior management team;

•	our inability to make timely deliveries to our customers;

•
conflicts between the interests of our financial sponsor, which has the power to control our affairs and policies, and the interests of our creditors, such as the pursuit of acquisitions that could enhance the equity investments of our sponsor but involve risk to our creditors;

•	conflicts between the interests of our financial sponsor and the interests of the holders of our notes;

•	our substantial indebtedness;

•	our ability to identify and consummate acquisitions and to integrate any acquired business; and

•	other factors described under “Item 1A. Risk Factors.”

    Readers are urged to consider these factors carefully in evaluating the forward-looking statements.  For further information about these and other risks and uncertainties, see “Item 1A. Risk Factors.”  We caution that the factors described above and elsewhere in this Annual Report on Form 10-K could cause actual results to differ materially from those expressed in any of our forward-looking statements and that investors should not place undue reliance on those statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this Annual Report on Form 10-K to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.  New factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them.  Further, we cannot assess the impact of each currently known or new factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Market and Industry Data

In this Annual Report on Form 10-K, we rely on and refer to information and statistics regarding the equipment and equipment rental industry, the size of certain markets and our position and the position of our competitors within the sectors in which we compete.  Some of the market and industry data contained in this Annual Report on Form 10-K is based on independent industry publications or other publicly available information, while other information is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this Annual Report on Form 10-K and management’s knowledge and experience in the markets in which we operate.  In particular, we made our determinations of market size, market share within our industry and growth estimates for non-residential construction based on information from Manfredi & Associates, McGraw Hill Construction, F.W. Dodge, Rental Equipment Register, the American Rental Association, International Rental News, the U.S. Census Bureau, Haver Analytics and FMI Corporation. Our market rank is based on rental revenues according to the Rental Equipment Register. Our estimates have also been based on information obtained from our customers, suppliers and other contacts in the markets in which we operate. Although we believe that these independent sources and our internal data are reliable as of their respective dates, the information contained in them has not been independently verified and the accuracy or completeness of this information can not be assured. As a result, the market and industry data and market share estimates set forth in this Annual Report on Form 10-K, and beliefs and estimates based thereon, may not be reliable.

PART I

Item 1.                                Business

References in this Annual Report to “us” or “we” or “the Company” refer to Neff Corp. (“Neff”) and its wholly-owned subsidiaries.

Acquisition of the Company

On March 31, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Lightyear Capital LLC (“Lightyear”), a private equity firm, and certain other investors (collectively, the “Sponsor”) agreed to acquire all of our outstanding shares (the “Acquisition”).  The Acquisition closed on May 31, 2007 (the “Effective Date”).  We and our wholly-owned subsidiaries (“Neff” or the “Company”) are referred to as the “Predecessor” for periods prior to June 1, 2007 and as the “Successor” for periods since June 1, 2007.

On the Effective Date, LYN Holdings Corp., now known as Neff Holdings Corp. (“Neff Holdings”), acquired all of the outstanding shares of the Predecessor for approximately $935.9 million in total consideration.  Neff Holdings has no operations and is owned by Neff Holdings LLC (“Holdings”), certain members of senior management and a member of our Board of Directors.  The following transactions (the “Transactions”) occurred as of the Effective Date in connection with the Acquisition:

•	The Sponsor purchased common units of Holdings for $191.0 million in cash, which Holdings contributed to Neff Holdings.

•	Certain members of our management contributed an additional $10.6 million to Neff Holdings in the form of rollover equity.

•	Neff Holdings contributed equity to Neff Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Neff Holdings.

•	Merger Sub merged with and into Neff. Neff survived the merger and became a wholly-owned subsidiary of Neff Holdings.

•	Neff borrowed $214.3 million under a $350.0 million senior secured asset-based revolving credit facility (the “Credit Facility”).

•	Neff borrowed $290.0 million under a senior secured second lien term loan (the “Second Lien Facility” and, together with the Credit Facility, the “Senior Secured Credit Facilities”).

•	Neff issued $230.0 million aggregate principal amount of 10% Senior Notes due 2015 (the “10% Notes”).

•	Net merger consideration of $366.8 million was paid to the Neff stockholders and option holders.

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

    We paid approximately $24.7 million in fees and expenses related to the Transactions, consisting of $5.1 million of direct acquisition costs and $19.6 million of deferred debt issue costs. Such fees include commitment, placement, financial advisory and other transaction fees as well as legal, accounting and other professional fees. The deferred debt issue costs include $1.4 million of bridge commitment fees related to an unused bridge financing arrangement which were expensed in the Successor period. The direct acquisition costs are included in the purchase price and are a component of goodwill.

Our Company

We are the eighth largest equipment rental company in the U.S. as measured by rental revenues. Through our 66 branches, located primarily in the sunbelt states, we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. We seek to optimize returns in each equipment category by applying a highly disciplined asset management approach of acquiring, renting, maintaining and divesting our fleet. Our branches are organized into operating clusters in five geographic regions in the U.S.: Florida, Atlantic, Southeastern, Central and Western. This clustering approach enables us to establish a strong local presence and to share our equipment efficiently among branches in order to maximize fleet utilization and return on invested capital. We are located in markets that we believe feature high levels of population and long-term employment growth and strong non-residential construction activity. Our target customers are mid-sized, regional and local non-residential construction firms that, in our experience, value our expertise in earthmoving equipment and high level of service and equipment quality standards.

We believe that we have a differentiated strategy based on our successful fleet management, our focus on earthmoving equipment, the breadth and quality of our rental equipment fleet and our branch clustering strategy in the sunbelt region. This differentiated strategy has helped us generate strong performance. We derive revenue from renting equipment, selling new and used equipment, parts and supplies and from providing related maintenance. During 2007, we served over 18,000 customers and generated 80.8% of our revenues from equipment rentals. As of December 31, 2007, our rental fleet consisted of 12,481 major pieces of equipment with an original equipment cost (which we define as the cost originally paid to manufacturers or the original amount financed under our operating leases, or the Original Cost) of approximately $499.0 million. As of December 31, 2007, we had 4,278 major pieces of earthmoving equipment accounting for approximately 47.2 % of our Original Cost. From 2004 through 2007, we have made significant investments in our rental fleet, increasing our gross fleet from $407.3 million to $499.0 million of Original Cost and decreasing the average age of our fleet from 47 months to 39 months, respectively. During 2007, we generated revenues of $329.9 million, Adjusted EBITDA (as defined in this Annual Report) of $133.2 million and Adjusted EBITDA margin of approximately 40.4%.

The following chart illustrates our corporate structure:

Neff Corporate Structure

Note:  Percentage ownership of Neff Holdings Corp. includes shares owned and options granted.

Operations

We generate revenues primarily through the rental of a broad variety of construction and industrial equipment, the sale of new and used equipment and the sale of parts, supplies and related merchandise.  Our branches are organized into operating clusters in five geographic regions in the United States:  Florida, Atlantic, Southeastern, Central and Western.  For more information regarding our financial results see “Item 8. Financial Statements and Supplementary Data.”

Equipment Rentals. We rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment.  We emphasize the earthmoving category, which accounts for 47.2% of the Original Cost of our rental fleet, because it retains strong resale value and has a longer equipment lifespan than small equipment categories.  Our fleet includes the latest models from leading branded original equipment manufacturers or OEMs, including John Deere, Kobelco, Case New Holland, Bomag, Ingersoll-Rand, Gradall, Lull, JLG, JCB, Genie, Bobcat, MultiQuip, Komatsu and Wacker.

    Major categories of equipment represented the following percentages (based on Original Cost) of our total rental fleet as of December 31, 2007:

Percentage of Total Rental Fleet
Major Equipment Category	(Based on Original Cost)
Earthmoving	47.2%
Material Handling	17.4
Aerial	15.1
Trucks	7.4
Concrete/Compaction	5.9
Air Compressors	2.5
Welders	1.3
Generators	1.2
Lighting	0.7
Pumps	0.4
Other	0.9
Total	100.0%

We generate our rental revenues from the rental of equipment, damage waivers and other surcharges.  We perform operational and safety inspections between each rental and conduct preventive maintenance services at the manufacturers’ recommended intervals.  We believe our preventive maintenance program increases our fleet utilization, extends the useful life of the equipment and produces higher resale values.  As of December 31, 2007, our equipment rental fleet had an Original Cost of approximately $499.0 million with an average age of approximately 39 months.  As of December 31, 2007, the average age of our earthmoving equipment, material handling equipment and aerial equipment was 35, 48 and 41 months, respectively.

We offer our equipment for rent on a daily, weekly and monthly basis.  We determine rental rates for each type of equipment based on the cost and expected utilization of the equipment and adjust rental rates at each location based on demand, length of rental, volume of equipment rented and other competitive considerations.

New and Used Equipment Sales. We maintain a regular program of selling used equipment in order to adjust the size and composition of our rental fleet to changing market conditions and to maintain the quality and average age of our rental fleet.  We attempt to balance the objective of obtaining acceptable prices from used equipment sales against the recurring revenues obtainable from equipment rentals.  Our highly experienced staff of mechanics and branch and regional managers evaluate every disposition on a piece by piece basis to determine the optimal time to sell our used equipment.  We believe we are generally able to achieve favorable resale prices for our used equipment due to our strong preventative maintenance program and our practice of selling used equipment before it becomes obsolete or irreparable.  We believe that this proactive management of our rental fleet allows us to adjust the rate and timing of new equipment purchases and used equipment sales to maximize equipment utilization rates, take advantage of attractive disposition opportunities and respond to changing economic conditions.  Used equipment disposition is an integral part of our asset management program and an important focus of management.  Proceeds from the sale of used rental equipment represent an important source of re-investment capital for us.  We sell rental equipment to our customers, used equipment buyers, OEMs as part of trade packages for new fleet and third party auctioneers.

Parts and Service. We sell complementary parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales businesses.  We maintain a wide range of maintenance and replacement parts and related products, which is important for timely parts and service support and helps minimize downtime for both our customers and us.

Fleet Management

Our branches are often within close geographic proximity to each other and are all connected through a central system which allows any other branch to view equipment availability throughout our entire branch network.  As a result, we can respond quickly to the needs of our customers and increase the utilization rates of our equipment, thereby improving profitability and reducing capital expenditures.

We monitor fleet purchases to maintain appropriate inventory levels and to manage capital expenditures.  We regularly review our fleet to determine which pieces of equipment should be replaced in order to maintain our high-quality standards.  Our approach to fleet management assumes the replacement of a fleet item upon expiration of its useful rental life.

We purchase our equipment from vendors who we believe have the best reputations for product quality and support.  We identify vendors who can supply reliable products of high quality and provide value added support services.  We believe that the length of our vendor relationships has helped us to compete effectively with the largest rental companies in the industry.

The following table lists our top ten OEM vendors in percentage of total fleet costs as of December 31, 2007:

Percentage of Total Fleet Cost
Manufacturer	(Based on Original Cost)
Genie	14.0%
Kobelco	13.0
Case New Holland	8.9
John Deere	8.0
Komatsu	7.0
Ingersoll-Rand	6.2
JCB	5.2
Bobcat	4.6
JLG	3.5
IHI	2.6

Customers

Our large customer base, which includes more than 18,000 customers, is diversified among various industries, including residential, non-residential, industrial and civil construction, manufacturing, public utilities, offshore oil exploration and drilling, refineries and petrochemical facilities, municipalities, golf course construction, shipping and the military.  We target mid-sized regional and local construction companies that value customer service.  Our target customer base includes both large Fortune 500 companies who have elected to outsource some of their equipment needs and small construction contractors, subcontractors and machine operators whose equipment needs are job-based.  Our top ten customers accounted for approximately 4.3% of our total rental revenues in 2007 and no single customer accounted for more than 1.0% of our total rental revenues in 2007.

We largely conduct our business on account with customers who are screened through a credit application process.  Credit account customers are our core customers, accounting for approximately 97.8% of our total revenues in 2007. We also assist customers in arranging financing for purchases of large equipment through a variety of sources, including manufacturers, banks, finance companies and other financial institutions.

Sales and Marketing

We maintain a strong sales and marketing orientation throughout our organization, which we believe helps us to increase our customer base and better understand and serve our customers.  Managers develop relationships with local customers and assist them in planning their equipment rental requirements.  They are also responsible for managing the mix of equipment at their locations, keeping current on local construction activity and monitoring competitors in their respective markets.  To stay informed about their local markets, salespeople track rental opportunities and construction projects in the area through Equipment Data Reports, F.W. Dodge Reports, PEC (Planning, Engineering and Construction) Reports and local contacts.

Our sales training program emphasizes customer service and focuses on sales generation.  Additionally, our customer relationship management system, or CRM system, helps to maximize sales and revenue opportunities.  As part of this system, the sales force is automatically updated regarding new construction projects in their territories.  We believe that this ability to track, manage and share recent account activity enables us to maximize our rental success.  We believe that our CRM system helps us to identify opportunities that might otherwise go undetected by our sales force and management, and that such opportunities help us create company-wide sales synergies.

Management Information Systems

We have developed customized management information systems, capable of monitoring our branch operations on a real-time basis, which management believes can support our current and future needs. These systems link all of our rental locations and allows management to track customer and sales information, as well as the location, rental status and maintenance history of every major piece of equipment in the rental fleet. Using these systems, branch managers can search our entire rental fleet for needed equipment, quickly determine the closest location of such equipment and arrange for delivery to the customer’s work site. This practice helps diminish lost opportunities, improves utilization and makes equipment available in markets where it can maximize revenue potential. We use these systems to optimize fleet utilization and determine the optimal fleet composition by market.

Employees

As of December 31, 2007, we had 1,128 full-time employees.  None of our employees are represented by a union or covered by a collective bargaining agreement.  We believe we have satisfactory relations with our employees.

Competition

We are the eighth largest equipment rental company in the U.S. as measured by rental revenues.  As a result of our regional focus, we believe that our position in many of the markets in which we compete is substantially stronger.  The equipment industry is highly fragmented and competitive.  While the competitive landscape also includes small, independent businesses with one or two rental locations, we believe that we mostly compete against regional competitors which operate in one or more states, public companies or divisions of public companies and equipment vendors and dealers who both sell and rent equipment directly to customers.  Some of these competitors include United Rentals, Hertz Equipment Rental, Ahern Rentals, RSC Equipment Rental, H&E Equipment Services, CAT Rental, Sunstate Equipment and Sunbelt Rentals.  Competitors in the equipment rental industry compete primarily on the basis of rental rates, fleet quality and customer service.

We believe that, in general, large companies may enjoy competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and greater flexibility to transfer equipment among locations in response to customer demand.  Given our focus on competing in select markets, our diverse and well-maintained rental fleet and our focus on customer service, we do not believe that we have been disadvantaged by the pricing and buying power that larger national businesses may possess.  See “Item 1A. Risk Factors–Risks Relating to Our Business–The equipment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in rental rates and our ability to sell equipment at favorable prices.’’

Environmental and Safety Regulations

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational safety and health requirements, including those relating to discharges of substances to the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. In connection with our vehicle and equipment fueling and maintenance, repair and washing operations, we use regulated substances such as petroleum products and solvents and we generate small quantities of regulated waste such as used oil, radiator fluid and spent solvents. Some of our properties contain, and others previously contained, aboveground or underground storage tanks and/or oil-water separators. Although we have made, and will continue to make, capital and other expenditures to comply with environmental requirements, we do not anticipate that compliance with such requirements will have a material adverse effect on our business or financial condition or competitive position. However, in the future, new or more stringent laws or regulations could be adopted. Accordingly, there is no assurance that we will not have to make significant capital expenditures in the future in order to comply with applicable laws and regulations or that we will be able to remain in compliance at all times.

Most, but not all, of our current properties have been the subject of an environmental site assessment in order to identify conditions that may cause us to incur obligations or liabilities (including remediation costs) under applicable environmental laws. In addition, all but one of our properties are leased and our lease agreements often provide that the site owner has responsibility for the pre-existing environmental condition of the property and that we are only liable for contamination caused by us or that occurs during the term of the lease. We are not aware of any existing conditions at our properties or at off-site locations that are likely to result in material remediation costs or liabilities to us. However, given the nature of our operations and the historical operations conducted at these properties, and inherent limits on the information from the environmental site assessments mentioned above, there is no assurance that all potential instances of contamination have been identified. Future events, such as changes in laws or policies, the discovery of previously unknown contamination, or the failure of another party to honor an obligation it may have to indemnify us for any such remediation costs or liabilities, may give rise to remediation costs which may be material. See “Item 1A. Risk Factors — Risks Relating to Our Business—We are subject to numerous environmental and occupational health and safety laws and regulations that may result in our incurring liabilities, which could have a material adverse effect on our operating performance.”

Additional Information

The reports and other information filed by us can be inspected and copied at the Public Reference Room maintained by the U.S. Securities and Exchange Commission (the “SEC”) at 100 F Street, NE, Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 at prescribed rates.  For information regarding the operations of the Public Reference Room, call the SEC at 1-800-732-0330. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding registrants (including us) that file periodically.

Item 1A.                                Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, the risks described below should also be carefully considered.  Any of the following risks could materially and adversely affect our business, financial condition, results of operations or cash flows.

Risks Relating to Our Business

Our revenues and operating results will fluctuate, which could affect our revenues and operating results.

Our revenues and operating results fluctuate from quarter to quarter due to various factors, including, but not limited to:

•	changes in rental rates or changes in demand for our equipment due to economic conditions, competition, weather or other factors;

•	seasonal rental and purchasing patterns of our customers, with rental and purchasing activity tending to be lower in the winter due to weather and the holiday season;

•	the cyclical nature of the businesses of our construction industry customers;

•	the timing of capital expenditures for rental fleet expansion;

•	changes in the cost and availability of equipment we purchase, including changes in manufacturer incentive programs;

•	changes in corporate spending for plants and facilities or changes in government spending for infrastructure projects;

•	severe weather and seismic conditions temporarily affecting the regions we serve (such as hurricanes and flooding);

•	increased costs, including fuel costs and other raw material costs such as the price of steel;

•	the timing and cost of opening new rental or customer repair center locations or acquiring new locations; and

•	our effectiveness in integrating new or acquired rental or customer repair center locations, or in integrating acquisitions with existing operations.

Any of these factors could decrease our revenue and profitability, which may adversely affect our financial condition.

Decreases in construction or industrial activities could adversely affect our revenues and operating results by decreasing the demand for our equipment or the rental rates or prices we can charge.

The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the non-residential construction industry in particular. Our products and services are used primarily in non-residential construction and, to a lesser extent, in industrial activity. These are cyclical businesses that are sensitive to changes in general economic conditions. Weakness in our end markets, such as a decline in non-residential construction or industrial activity, has led and may in the future lead to a decrease in the demand for our equipment or the rental rates or prices we can charge. For example, in the period from 2001 through the first half of 2003, there were significant decreases in non-residential construction activity compared to prior periods. This weakness in our end market had an adverse effect on our results in 2001 through the first half of 2003.   In addition, during the second half of fiscal 2007, there was a more challenging environment in a number of our key markets, particularly in Florida and California, leading to decreased demand for our rental equipment and lower rental rates.  Future declines in non-residential construction and industrial activity could adversely affect our operating results by decreasing our revenues and profit margins. At least one leading industry research source, McGraw Hill, recently reported that it expects total non-residential construction spending to decrease by 4.6% in 2008.  Factors that may cause weakness in the non-residential construction industry include but are not limited to:

•	weakness in the economy or the effects of a recession;

•	continued slowdowns in construction in the geographic regions in which we operate;

•	reductions in corporate spending for plants and facilities;

•	oversupply of available commercial real estate in the markets we serve;

•	decreases in available financing for investment in non-residential construction;

•	increases in interest rates; and

•	terrorism or hostilities involving the U.S.

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

We believe that rental rates, fleet size and quality are the primary competitive factors in the equipment rental industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or the rental rates we are able to charge for our equipment. To the extent we lower rental rates or increase our fleet in order to retain or increase market share, our operating margins would be adversely impacted. For the full year ended December 31, 2007, we estimate that our rental rates decreased 2.9% from 2006 largely due to an accelerated decline in rental rates in the second half of 2007. We expect that rental rates will continue to decline in 2008.  In addition, we may not be able to increase rates or be able to match a larger competitor’s price reductions or fleet investment because of its greater financial resources, all of which could adversely impact our operating results through a combination of a decrease in our market share and revenues.

Additionally, existing or future competitors may compete with us for start-up locations or acquisition candidates, which may increase acquisition prices and reduce the number of suitable acquisition candidates or expansion locations.

We may recognize significantly higher maintenance costs in connection with increases in the weighted average age of our rental fleet.

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced, will likely increase. In the past, we have allowed the average age of our rental equipment fleet to increase, which generally requires us to invest more capital in maintenance, parts and repair. We manage the average age of different types of equipment according to the expected wear-and-tear that a specific type of equipment is expected to experience over its useful life. As of December 31, 2007, the average age of our rental equipment fleet was approximately 39 months. As of December 31, 2007, approximately 47.2% of the Original Cost of our rental fleet consisted of earthmoving equipment, which generally has higher maintenance costs than similar-sized aerial or material handling equipment. There is no assurance that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to liability claims on a continuing basis, which may exceed the level of our insurance or not be covered at all, and this could have a material adverse effect on our operating performance.

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the heavy machinery, equipment and vehicles we rent, sell, service or repair and from injuries caused in motor vehicle accidents in which our personnel are involved. Our business also exposes us to worker compensation claims and other employment-related claims. We may be exposed to multiple claims, including workers compensation claims, that individually do not exceed our deductibles but that together lead to aggregate costs that could adversely affect our financial condition and results of operations. Additionally, the insurance we carry against such claims may be less than our liability on existing and future claims. Furthermore, the cost of our insurance policies may increase significantly as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. If our insurance costs rise, if we choose to reduce or eliminate coverage or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations. In addition, we may be subject to various legal proceedings and claims, such as claims for punitive damages or damages arising from intentional misconduct, either asserted or unasserted, that may not be covered by our insurance. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.

We are subject to numerous environmental and occupational health and safety laws and regulations that may result in our incurring liabilities, which could have a material adverse effect on our operating performance.

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local laws and regulations relating to environmental protection and occupational health and safety. These laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. If we violate environmental laws or regulations, we may be required to implement corrective actions and could be subject to civil or criminal fines or penalties. Although expenses related to environmental compliance have not been material to date, there is no assurance that we will not have to make significant capital expenditures in the future to remain in compliance with applicable laws and regulations or that we will comply with applicable environmental laws at all times. Such violations or liability could have a material adverse effect on our business, financial condition and results of operations.

Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or on the owner or operator of affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, we may become liable, either contractually or by operation of law, for investigation, remediation and monitoring costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. In addition, certain parties may be held liable for more than their fair share of environmental investigation and cleanup costs. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims. Some of our properties contain, or previously contained, above ground or underground storage tanks and/or oil-water separators. Given the nature of our operations (which involve the use of petroleum products, solvents and other hazardous substances for fueling and maintaining our rental equipment and vehicles) and the historical operations at some of our properties, we may incur material costs associated with soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to remediation liabilities or other claims that may be material.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, opening new rental locations, making acquisitions and refinancing existing indebtedness.

Our business has significant capital requirements. Our ability to remain competitive, sustain our growth and expand our operations through start-up locations and acquisitions largely depends on our access to capital. For example, in 2005, 2006 and 2007, we invested approximately $123.8 million, $90.6 million, and $54.0 million, respectively, in new equipment net of equipment sales. If the cash that we generate from our business, together with cash on hand and borrowings under the Senior Secured Credit Facilities, to the extent available, is not sufficient to meet our capital needs and implement our growth strategy, we will require additional financing. However, we may not succeed in obtaining additional financing on terms that are satisfactory to us or at all. The current challenging credit market may make it more difficult for us to obtain any additional financing. In addition, our ability to obtain additional financing will be restricted by the indenture governing the 10% Notes and the terms of the Senior Secured Credit Facilities. See “─Risks Relating to Our Indebtedness─The terms of the Senior Secured Credit Facilities and the indenture governing the 10% Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.” If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success and growth of our business, including those relating to purchasing equipment, opening new rental locations and customer repair centers, and completing acquisitions. Any additional indebtedness that we do incur will make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

Termination of one or more of our relationships with any of our equipment manufacturers could have a material adverse effect on our business.

We purchase most of our rental and sales equipment from a limited number of OEMs. For example, as of December 31, 2007, equipment from Genie, Kobelco and Case New Holland represented 14.0%, 13.0% and 8.9%, respectively, of the Original Cost of our rental fleet. Termination of one or more of our relationships with any of these or other major suppliers could have a material adverse effect on our business, financial condition or results of operations if we were unable to obtain adequate equipment for rental and sale from other sources in a timely manner, on favorable terms or at all. Because our major suppliers also sell equipment to our competitors, our relationships with our suppliers do not provide us any particular competitive advantage.

In addition, the equipment manufacturing industry has experienced consolidation in recent years. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition or results of operations. Consolidation could also result in price increases for the equipment we purchase, which could adversely affect our business.

Our rental fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its net book value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age;

•	the time of year that it is sold (generally prices are higher during the peak construction season);

•	worldwide and domestic demand for used equipment; and

•	general economic conditions.

    If prices we are able to obtain for our used rental equipment decline as a result of these or other factors, our operating results may be materially adversely affected.

The cost of new equipment we use in our rental fleet is increasing, which may cause us to spend significantly more for replacement equipment, and in some cases we may not be able to procure equipment at all due to supplier constraints.

We operate in a capital intensive business environment. The cost of new equipment used in our rental fleet has increased steadily since 2004. Price increases could materially adversely impact our financial condition and results of operations.

While we can manage the size and aging of our fleet generally over time, eventually we must retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. We will need to purchase additional equipment in 2008 in order to supplement our current fleet. We may be at a competitive disadvantage if the average age of our fleet increases compared to the age of our competitors’ fleets.

Disruptions in our information technology and customer relationship management systems could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.

Our information technology systems facilitate our ability to monitor and control our operations and to adjust to changing market conditions, including management of our rental fleet. Our CRM system allows our sales force to access comprehensive information about customer activity relating to specific accounts to assist our sales efforts. The effectiveness of our sales force depends upon the continuous availability and reliability of our CRM system. Consequently, any disruptions in our information technology or customer relationship management systems or the failure of these systems, including our redundant systems, to operate as expected could, depending on the magnitude of the problem, impair our ability to effectively monitor and control our operations and improve our sales efforts, and thereby adversely affect our operating results.

Potential acquisitions and expansions into new markets may result in significant transaction expenses and expose us to risks associated with entering new markets and integrating new or acquired operations.

We plan to grow our business and to do this, in part, by opening new rental or customer repair center locations, acquiring other equipment rental companies, or both. The success of these endeavors will depend, in part, on identifying sites for start-up locations and selecting acquisition candidates at attractive prices. Zoning restrictions could prevent us from being able to open start-up locations at sites we identify. We may also encounter substantial competition in our efforts to acquire start-up sites and acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to open any new start-up locations or complete any acquisitions in the future or the ability to obtain the necessary funds on satisfactory terms or at all.

We may also encounter risks associated with entering new markets in which we have limited or no experience. Start-up rental locations, in particular, require significant capital expenditures and may initially have a negative impact on our short-term cash flow, net income and results of operations. New start-up locations may not become profitable when projected or ever. Acquisitions may impose significant strains on our management, operating systems and financial resources, and could result in unexpected difficulties. The pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time they have available to devote to our existing operations. Our ability to realize the expected benefits from any future acquisitions depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. Future acquisitions also could result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including potentially environmental, employee benefits and occupational safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of start-up locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on our business, financial condition or results of operations, which could decrease our cash flows.

We depend on key personnel whom we may not be able to retain.

Our operations are managed by a small number of key executive officers, and our future performance depends on the continued contributions of those management personnel. A loss of one or more of these key people could harm our business and prevent us from implementing our business strategy. We do not maintain “key man” life insurance on the lives of any members of our senior management. We have existing employment agreements of limited duration with certain key executives and managers. However, each of the employment agreements is of limited duration. There is no assurance that these executives will remain employed with us for the full term of their agreements or that the term of their agreements will be extended beyond the current term.

The success of our operations also depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected.

Our internal controls over financial reporting may not be sufficient to ensure timely and reliable external financial reporting.

In the future, we will need to take additional steps to implement an internal control structure and procedures for financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act of 2002, that would allow us to produce financial statements and related disclosure within the time periods and in the form required under the U.S. Securities Exchange Act of 1934, as amended, or Exchange Act, including on a quarterly basis. We have retained an independent firm to assist in our compliance with the Sarbanes-Oxley Act, with which we will be required to comply in the future. If we fail to successfully implement these improvements to our current internal accounting controls, we may not be able to produce our financial statements and related information on an interim basis as required under the Exchange Act, or meet our reporting obligations under the indenture governing the 10% Notes. These obligations may require a commitment of additional resources at significant expense to us and may in meeting these requirements require hiring of additional staff or outside consultants and result in the diversion of our senior management’s time and attention from our day to day operations. There is no assurance that we will be successful in complying with these obligations or that the cost of compliance with them will not adversely impact our business or results of operations.

We have retained an independent firm to assist us in complying with the internal controls and procedures requirements of the Sarbanes-Oxley Act of 2002 and assist us in taking additional steps to implement an internal control structure and procedures for financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act of 2002. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are controlled by a major stockholder, whose interests may conflict with the interests of our creditors.

We are controlled by affiliates of Lightyear. Therefore, affiliates of Lightyear have the power to control our affairs and policies. Affiliates of Lightyear also control the election of our directors, the appointment of our management and entering into business combinations or dispositions and other extraordinary transactions. The directors elected by our controlling stockholders have the authority, subject to the terms of the indenture and the Senior Secured Credit Facilities, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions that would be detrimental to our creditors.

Circumstances may occur in which the interests of our controlling stockholders could be in conflict with the interests of our creditors. For example, our controlling stockholders may have an interest in pursuing acquisitions that, in their judgment, could enhance their equity investment, even though the acquisitions might involve risks to our creditors. None of our stockholders has any obligation to provide us with any additional debt or equity financing. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for further information about the equity interests held by affiliates of Lightyear.

Risks Relating to Our Indebtedness

Ours substantial indebtedness could adversely affect our financial health, our cash flow and our ability to operate our business, and prevent us from fulfilling our obligations under indebtedness.

    We have a significant amount of indebtedness. On December 31, 2007, we had total indebtedness of approximately $710.0 million (of which $190.0 million consisted of borrowings under the Credit Facility, $290.0 million consisted of borrowings under our Second Lien Facility and $230.0 million consisted of the 10% Notes). In addition, we had additional availability under our Credit Facility of $103.0 million, based on the borrowing base as of December 31, 2007 and $8.8 million in unused letters of credit.
Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic growth efforts and other general corporate purposes;

•	limit our ability to make strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors who have less indebtedness; and

•	limit our ability to borrow additional funds.

In addition, the indenture governing the 10% Notes and the credit agreements governing the Senior Secured Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.  We cannot assure that we will not be required to seek waivers and amendments in the future or that, if sought, our lenders would grant such waivers or amendments.

Any of the above described factors could materially and adversely affect our business and results of operations. Furthermore, our interest expense could increase if interest rates increase because the entire amount of our indebtedness under the Senior Secured Credit Facilities bear interest at floating rates. If we do not have sufficient earnings to service our indebtedness, we may be required to refinance all or part of our indebtedness, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We will be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our substantial leverage.

We will be able to incur substantially more indebtedness in the future. The terms of the indenture governing the 10% Notes and the credit agreements governing the Senior Secured Credit Facilities do not prohibit us from incurring additional indebtedness, and indebtedness, which can be incurred in compliance with the restrictions under the indenture and the Senior Secured Credit Facilities could be substantial. The Credit Facility permits additional borrowings, subject to a borrowing base calculation. As of December 31, 2007, we had approximately $103.0 million of remaining availability for additional borrowings under the Credit Facility. In addition, subject to receipt of commitments from existing lenders at other financial institutions, we are permitted to increase the amount of the Credit Facility by $75.0 million. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

We have substantial long-term indebtedness, including interest obligations on such indebtedness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations─Contractual and Other Obligations.” Borrowings under our Senior Secured Credit Facilities are subject to variable interest rates. As of December 31, 2007, borrowings under the Senior Secured Credit Facilities totaled $480.0 million. If interest rates rose 1% and borrowings under the Senior Secured Credit Facilities remained constant, our interest expense for a full twelve-month period would increase by approximately $1.9 million.  Interest rate swaps effectively convert the variable interest rate under our Second Lien Facility to a fixed interest rate. See “Item 7A.  Quantitive and Qualitative Disclosures About Market Risk.”  Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at high interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations. There is no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Without a refinancing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. Furthermore, neither the Sponsor, the co-investors nor any other of our affiliates has any obligation to provide us with debt or equity financing. The Senior Secured Credit Facilities and the indenture governing the 10% Notes limit our ability to sell assets and also restrict the use of proceeds from that sale. Moreover, the Senior Secured Credit Facilities are secured on a first-priority basis by substantially all of our assets. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations on the 10% Notes.

We are a holding company and may not have sufficient cash to make payments on our debt service and other obligations.

Substantially all of our business is conducted through our operating subsidiary, Neff Rental, Inc. Accordingly, our ability to make payments on our debt service and other obligations is dependent on the earnings and the distribution of funds from Neff Rental LLC, which is dependent on distributions of funds from Neff Rental, Inc. Additionally, Neff Rental, Inc. is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from it. If we are unable to service our debt, we will be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to effect any of these remedies on satisfactory terms, or at all. Our Senior Secured Credit Facilities and the indenture that governs the 10% Notes, restricts our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to use those proceeds to meet any debt service obligations then due.

The terms of the Senior Secured Credit Facilities and the indenture governing the 10% Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Senior Secured Credit Facilities and the indenture governing the 10% Notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that will impose significant operating and other restrictions on us. These restrictions will affect, and in many respects will limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions;

•	issue stock of subsidiaries;

•	make certain investments, acquisitions or capital expenditures;

•	repurchase stock;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate; and

•	transfer and sell assets.

            In addition, the Senior Secured Facilities include other more restrictive covenants, and the Senior Secured Credit Facilities limit us from prepaying our other indebtedness while borrowings under the respective credit facility are outstanding.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. In addition, a failure to comply with the covenants contained in the credit agreements governing the Senior Secured Credit Facilities could result in an event of default under that facility which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If we default under the Senior Secured Credit Facilities, the lenders under these facilities:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all of our outstanding borrowings, together with accrued and unpaid interest and fees, to be immediately due and payable; and

•	could effectively require us to apply all of our available cash to repay these borrowings even if they do not accelerate the borrowings;

 which actions could also result in an event of default under the 10% Notes.

If the indebtedness under the Senior Secured Credit Facilities or the 10% Notes were to be accelerated, there is no assurance that our assets would be sufficient to repay such indebtedness in full or to repay the 10% Notes.

Item 1B.                                Unresolved Staff Comments

None.

Item 2.                                Properties

We currently operate in 66 rental locations in 14 states.  We lease 18,000 square feet for our corporate headquarters in an office building in Miami, Florida.  We own the buildings and the land at one of our locations.  All other sites are leased, generally for terms of five years with renewal options.  Owned and leased sites range from approximately 4,000 to 40,000 square feet and typically include:  (1) offices for sales, administration and management, (2) a customer showroom displaying equipment and parts, (3) an equipment service area and (4) outdoor and indoor storage facilities for equipment.  Each location offers a full range of rental equipment, with the mix of equipment available designed to meet the anticipated needs of the customers in each location.

The following table presents summary information regarding our rental facilities (one of the below facilities, Texas City, TX, is owned by us, and all other facilities are leased by us).

Location
Florida Region	Central Region
Miami, FL	Houston, TX
West Palm Beach, FL	Ft. Worth, TX
Port St. Lucie, FL	Texas City, TX
Ft. Myers, FL	Austin, TX
Pompano, FL	Odessa, TX
Tampa, FL	Houma, LA
Venice, FL	Morgan City, LA
Jacksonville, FL	Lafayette, LA
Brunswick, GA	St. Rose, LA
Tallahassee, FL	Baton Rouge, LA
South Orlando, FL	Lake Charles, LA
Sanford, FL	Fouchon, LA
Merritt Island, FL	New Iberia, LA

Atlantic Region	Western Region
Charlotte, NC	Las Vegas, NV
Myrtle Beach, SC	Phoenix, AZ
Raleigh, NC	Denver (North), CO
Charleston, SC	Denver (Central), CO
Augusta, GA	Littleton, CO
Wilmington, NC	San Bernardino, CA
Durham, NC	Anaheim, CA
Fayetteville, NC	Escondido, CA
Florence, SC	San Diego, CA
Columbia, SC	Sacramento, CA
Greenville, NC	Roseville, CA
Sumter, SC	Elk Grove, CA
Greer, SC	Spokane, WA
Richmond, VA	Tucson, AZ
Fredericksburg, VA
Norfolk, VA
Newport News, VA
Greensboro, NC
Landover, MD

Southeast Region
Duluth, GA
Forest Park, GA
Nashville, TN
Marietta, GA
Athens, GA
Macon, GA
Knoxville, TN

Item 3.                                Legal Proceedings

We are party to various litigation matters in the ordinary course of our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to our pending litigation matters.  However, we believe, based on our examination of such matters, that our ultimate liability with respect to these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

 Certain of our employees, including our Chairman of the Board of Directors, and others have received subpoenas from the SEC relating to an investigation entitled ‘‘In the Matter of Trading in the Securities of Neff Corp.’’ This investigation is a non-public, fact-finding inquiry.  The investigation relates to trading in our common stock during the period from June 1, 2004 through July 1, 2005.  We and our employees have cooperated and intend to continue to cooperate fully with the investigation.

Item 4.                                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public market for our equity interests.

Holders

All of our equity interests are held by Neff Holdings. Neff Holdings is majority-owned by an affiliate of Lightyear which, therefore, controls a majority of our common stock.

Dividends

We have not declared or paid any dividends on our equity interests.  Our Senior Secured Credit Facilities and the indenture governing the 10% Notes limit our ability to declare or pay dividends.  We have no current intention to declare or pay any dividends in the future.  For more detailed information on our Senior Secured Credit Facilities and the indenture governing the 10% Notes, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations─Liquidity and Capital Resources” and the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans under which our equity interests are authorized for issuance. Neff Holdings, our parent, has adopted a stock option plan that authorizes the issuance of options to our employees, consultants, or independent directors to purchase its common stock.

Sales of Unregistered Equity Securities

None.

Repurchases of Equity Securities

None.

Item 6.                                Selected Financial Data

The following table presents our selected consolidated financial data.  The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K, as well as other financial information included elsewhere in this Annual Report on Form 10-K.

The consolidated statement of operations data for the periods from June 1, 2007 to December 31, 2007 (Successor), January 1, 2007 to May 31, 2007 (Predecessor) and for each of the two years in the period ended December 31, 2006 (Predecessor) and the consolidated balance sheet data as of December 31, 2006 (Predecessor) and 2007 (Successor) have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and have been prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to throughout this Annual Report on Form 10-K as “U.S. GAAP.” The consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Successor	Predecessor
	Period June 1, 2007 to December 31, 2007	Period January 1, 2007 to May 31, 2007	For the Year Ended December 31,
			2006	2005	2004	2003
	(in thousands)
Statement of operations data:
Revenues
Rental revenues	$158,290	$108,149	$275,397	$229,802	$192,880	$172,745
Equipment sales	28,368	20,573	39,409	36,360	42,750	23,375
Parts and service	8,585	5,936	15,472	13,461	12,058	11,228
Total revenues	195,243	134,658	330,278	279,623	247,688	207,348

Cost of revenues
Cost of equipment sold	24,604	14,289	27,715	26,867	35,890	19,908
Depreciation of rental equipment	44,756	25,211	58,990	47,962	41,739	41,651
Maintenance of rental equipment	43,867	30,218	70,223	70,653	74,266	68,904
Cost of parts and service	5,377	3,704	9,677	8,093	7,236	6,664
Total cost of revenues	118,604	73,422	166,605	153,575	159,131	137,127
Gross profit	76,639	61,236	163,673	126,048	88,557	70,221

Other operating expenses
Selling, general and administrative expenses	45,324	36,475	74,897	67,871	58,403	55,456
Transaction-related operating costs(1)	-	7,283	-	-	-	-
Recapitalization expenses(2)	-	-	-	21,276	-	-
Impairment loss – intangibles(3)	57,752	-	-	-	-	-
Other depreciation and amortization	27,302	2,949	5,902	5,456	5,936	6,222
Total other operating expenses	130,378	46,707	80,799	94,603	64,339	61,678
(Loss) income from operations	(53,739)	14,529	82,874	31,445	24,218	8,543

Other expenses (income)
Interest expense(4)	37,312	21,068	50,730	32,963	17,313	20,504
Transaction-related financing costs(1)	-	57,745	-	-	-	-
Loss (gain) on debt extinguishment(5)	-	-	-	4,830	-	(35,026)
Other non-operating expense, net(6)	2,439	900	2,087	6,692	876	2,659
Total other expenses (income)	39,751	79,713	52,817	44,485	18,189	(11,863)
(Loss) income before income taxes	(93,490)	(65,184)	30,057	(13,040)	6,029	20,406
Income tax benefit	15,610	23,131	5,091	-	-	-
Net (loss) income	$(77,880)	$(42,053)	$35,148	$(13,040)	$6,029	$20,406

	Successor	Predecessor
	Period June 1, 2007 to December 31, 2007	Period January 1, 2007 to May 31, 2007	For the Year Ended December 31,
			2006	2005	2004	2003
	(dollars in thousands)
Other financial data:
Depreciation of rental equipment and property	$50,515	$28,160	$64,892	$53,418	$47,675	$47,873
Capital expenditures:
Non-rental	378	10,613	10,632	7,819	5,694	4,066
Rental	30,443	61,512	119,376	152,305	92,331	26,826
Sales of equipment	(28,368)	(20,573)	(39,409)	(36,360)	(42,750)	(23,375)
Net capital expenditures (7)	2,453	51,552	90,599	123,764	55,275	7,517
Net cash provided by operating activities	19,485	56,300	73,749	55,806	59,867	25,737
Net cash used in investing activities	(374,360)	(51,552)	(106,679)	(123,464)	(55,275)	(7,517)
Net cash provided by (used in) financing activities	355,085	(4,750)	33,055	67,610	(4,611)	(18,152)
Ratio of earnings to fixed charges (8)	-	-	1.6x	-	1.3x	1.9x

	Successor	Predecessor
	As of December 31,	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet data (at the end of period):
Cash and cash equivalents	$366	$158	$33	$81	$100
Rental Equipment:
Rental Equipment at cost	379,852	492,476	435,075	350,976	344,125
Accumulated depreciation	(41,626)	(174,030)	(156,315)	(149,903)	(157,753)
Rental Equipment, net	338,226	318,446	278,760	201,073	186,372
Goodwill	329,710	8,726	-	-	-
Total assets	897,150	420,632	360,385	261,794	246,308
Total indebtedness(9)	710,000	485,688	450,868	228,642	230,224
Total stockholders equity (deficiency)	115,037	(90,512)	(128,100)	306	(5,733)

(1)	As a result of the Acquisition, the Predecessor incurred Transaction-related operating costs of $7.3 million and Transaction-related financing costs of $57.7 million.
(2)
In June 2005, we entered into a senior secured credit facility and issued the Existing Notes in connection with a leveraged recapitalization, which we refer to as the Recapitalization, and became a majority-owned subsidiary of Odyssey Investment Partners, LLC. Recapitalization expenses represent $3.4 million of non-recurring stock compensation and $17.9 million of stock compensation expense incurred as a result of the Recapitalization.

(3)	Impairment loss-intangibles consisted of impairment losses for goodwill and trademarks and tradenames which were $56.2 million and $1.6 million respectively.
(4)	Interest expense excludes the amortization of debt issue costs (see footnote 6 below).
(5)
Gain on debt extinguishment for the year ended December 31, 2003 represents gains recognized on the repurchase of previously outstanding senior subordinated notes. We purchased $81.1 million in aggregate principal amount of previously outstanding senior subordinated notes in the year ended December 31, 2003. The previously outstanding senior subordinated notes were purchased at a market price less than face value, resulting in the gain reported in the table above for the year ended December 31, 2003. Loss on debt extinguishment for the year ended December 31, 2005 represents the write-off of deferred debt issuance costs and expenses incurred in connection with the defeasance of the previously outstanding senior subordinated notes and the write-off of deferred debt issue costs which occurred as part of the Recapitalization.

(6)
Other non-operating expense, net represents amortization of debt issue costs of $2.7 million, $2.0 million, $6.7 million, $2.1 million, $0.9 million  and $2.4 million for the years ended December 31, 2003, 2004, 2005, 2006, the period January 1, 2007 to May 31, 2007 and the period June 1, 2007 to December 31, 2007,  respectively.  Other non-operating expense, net also includes adjustments to gain on sale of business, of which we recovered $1.1 million in the year ended December 31, 2004.

(7)	Net capital expenditures are total capital expenditures net of equipment sales.
(8)
The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings include net income (loss) before taxes and fixed charges. Fixed charges include interest expense and amortization of debt issue costs. Our earnings were insufficient to cover our fixed charges by $13.0 million for the year ended December 31, 2005 and $65.2  million for the period January 1, 2007 to May 31, 2007 and $93.5  million for the period June 1, 2007 to December 31, 2007.

(9)
As of December 31, 2007, total indebtedness consisted of borrowings under the Credit Facility, the Second Lien Facility and the 10% Notes in an aggregate amount of $190.0 million, $290.0 million and $230.0 million, respectively.

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and ‘“Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Selected Financial Data” and the historical consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

The following discussion and analysis compares the year ended December 31, 2007 to the year ended December 31, 2006 and the year ended December 31, 2006 to the year ended December 31, 2005.

We are a holding company that conducts no operations and our only material asset is our membership interest in Neff Rental LLC, which conducts no operations.  The only material assets of Neff Rental LLC are the capital stock of Neff Finance Corp. and Neff Rental, Inc.  Neff Rental LLC and Neff Finance were organized in June 2005, and have not conducted any operations since then.

On March 31, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Lightyear Capital LLC (“Lightyear”), a private equity firm, and certain other investors (collectively, the “Sponsor”), agreed to acquire all of our outstanding shares (the “Acquisition”).  The Acquisition closed on May 31, 2007 (the “Effective Date”).  We refer to our company for periods prior to June 1, 2007 as the “Predecessor,” and we refer to our company for periods since June 1, 2007 as the “Successor.”  Unless the context requires otherwise, “we,” “us,”  “our,”  “Neff,” or  the “Company” refers to the Successor and its subsidiaries, and for periods prior to June 1, 2007, the Predecessor and its subsidiaries.

Overview

We are the eighth largest equipment rental company in the U.S. as measured by rental revenues. Through our 66 branches located primarily in the sunbelt states, we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. We derive revenue from equipment rentals, selling new and used equipment, parts and supplies, and from related rental activities.

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

•
Parts and service.  This category includes revenues from customers for fuel and the repair of damaged rental equipment as well as from the sale of complementary parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business.

In accordance with U.S. GAAP, we have separated our historical financial results for the Predecessor and Successor. The separate presentation is required under U.S. GAAP when there is a change in accounting basis, which occurred when purchase accounting was applied to the Acquisition. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, due to financial transactions completed in connection with the Acquisition, we experienced other changes in our results of operations for the period following the Acquisition. There have been no material changes to the operations or customer relationships of our business as a result of the Acquisition.

In evaluating our results of operations and financial performance, our management has used combined results for the year ended December 31, 2007 as single measurement periods. Due to the Acquisition we believe that comparisons, between the year ended December 31, 2006 and either the Successor’s results for the period June 1, 2007 to December 31, 2007 or the Predecessor’s results for the period January 1, 2007 to May 31, 2007, may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the year ended December 31, 2007. This combined presentation for the year ended December 31, 2007 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the periods January 1, 2007 to May 31, 2007 and the results of operations for the Successor for the period from June 1, 2007 to December 31, 2007. We believe the combined presentation provides relevant information for investors. These combined results, however are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included in Results of Operations below.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, derivative financial instruments, bad debts, intangible assets, income taxes, self-insurance, contingencies and reserves for claims. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to an understanding of our results of operations and financial position.

Impact of the Acquisition and the Transactions

The Acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” which resulted in a revaluation of our assets and liabilities and those of our subsidiaries based upon their fair values as of the date of the Acquisition.  The Acquisition and the preliminary allocation of the purchase price of $935.9 million were recorded on June 1, 2007.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. We have recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for our customer list, trademarks and tradenames.

Allocation of the purchase price for the Acquisition was based on estimates of the fair value of net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment, rental equipment, intangible assets, and the finalization of the amount of transaction costs and deferred income taxes. During the period from June 1, 2007 to December 31, 2007 we recorded adjustments to the initial purchase price allocation related to deferred taxes and other items for $8.3 million.  The purchase price has been allocated on a preliminary basis as follows as of December 31, 2007 (in millions):

December 31, 2007
Tangible assets and liabilities
Cash and cash equivalents	$0.2
Accounts receivable, net	44.1
Rental equipment, net	381.7
Property and equipment, net	32.6
Other assets	24.6
Accounts payable and accrued expenses	(35.7)
Total tangible assets and liabilities	$447.5

Intangible assets and liabilities
Customer list	$119.8
Trademarks and tradenames	33.1
Net deferred tax liability	(50.4)
Goodwill	385.9
Total intangible assets and liabilities	488.4
Total purchase price	$935.9

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

Sales taxes collected are not included in reported sales.

Valuation of Accounts Receivable

We evaluate the collectibility of our receivables based on a combination of factors. We regularly analyze our customer accounts. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, we may determine that an increase to the allowance is required. Additionally, if actual collections of accounts receivable differ from the estimates we used to determine our allowance, we will increase or decrease, as applicable, the allowance through charges or credits to selling, general and administrative expenses in the consolidated statement of operations for the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required.

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

Derivative Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), we have designated certain derivative arrangements entered into in June 2007 as cash flow hedges and recognized the fair value of the instruments on our consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently recognized in income when the hedged item affects earnings. To record these swaps as of December 31, 2007, we recorded the fair value of the derivative liability of $15.7 million in accrued expenses and other liabilities, offset by $9.6 million and $6.1 million in other comprehensive loss and deferred taxes, respectively.

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired.  Under SFAS 142, goodwill is no longer amortized, but instead is reviewed for impairment annually or more frequently if events indicate a decline in fair value below its carrying value.  This means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write-off the excess goodwill as an operating expense.

Determination of the amount of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the SFAS No. 141, “Business Combinations.”

We perform goodwill impairment testing during the fourth quarter of each year as well as on an interim basis at the time events and circumstances warrant.  Our reporting units for goodwill impairment testing purposes are our geographical operating segments.  We tested our goodwill for impairment in 2007 and concluded that it was impaired and recognized an impairment loss of $56.2 million during the fourth quarter of 2007.  The goodwill impairment related to the challenging environment we faced in our key markets in the second half of fiscal 2007.

We use an equally weighted combination of the income and market approaches to determine the fair value of our geographical operating segments when performing our impairment test of goodwill in accordance with SFAS 142. We assign an equal weight to the respective methods as they are both acceptable valuation approaches in determining the fair value of a business, and they both attempt to consider the entire value of a business from either an income stream or comparable market value.

The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment.  We use a discounted cash flow method when applying the income approach.  This analysis includes operating income, interest expense, taxes, incremental working capital and long-term debt, as well as other factors.

The market approach establishes fair value by comparing our company to other publicly traded companies or by analysis of actual transactions of similar businesses.

Valuation of Long-Lived Assets, Including Intangibles

Long-lived assets on our balance sheet consist primarily of property and equipment, customer list and trademarks and tradenames. We periodically review the carrying value of all of these assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the case of trademarks and tradenames. While we believe that the estimates we use to value these assets are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of these assets.  Any impairment charge that we record would reduce our earnings.

We tested our trademarks and tradenames together with goodwill for impairment in the fourth quarter of 2007 and concluded for the same reasons described in goodwill  that the trademark and tradenames were impaired and recognized an impairment loss of $1.6 million during the fourth quarter of 2007.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and December 31, 2007, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in our financial statements as income tax expense.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Acquisition.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Compensation expense was not recognized for stock option grants if the exercise price of the our stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods were not restated in conjunction with adoption of SFAS 123-R.

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

Current Business Environment and Outlook

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, certain OEMs and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the U.S. non-residential construction industry in particular.  During the second half of fiscal 2007, the equipment rental environment in a number of our key markets, particularly in Florida and California became more challenging.  As a result, we have experienced lower demand for our rental equipment and a decrease in rental rates, particularly in the earthmoving category, and we expect this to continue in 2008.  We have responded to this market environment by re-deploying equipment to regions with greater demand and selling some of our under-utilized fleet.  Industry research sources have recently provided cautious outlooks for U.S. non-residential construction spending in 2008. One leading industry research source, McGraw Hill, estimates total U.S. non-residential construction spending to decrease by 4.6% in 2008.  We are more significantly impacted by factors affecting demand for earthmoving equipment which accounts for 47.2% of the total Original Cost of our rental fleet.  Macroeconomic factors and regional conditions (including hurricane-related activities) that affect the U.S. non-residential construction industry and the rental equipment market are outside of our control, and may affect our operating results in future periods.

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

Performance Measures

EBITDA & Adjusted EBITDA

EBITDA is defined as net income (loss) plus interest, taxes and depreciation and amortization. Adjusted EBITDA is defined under the Credit Facility as EBITDA further adjusted to eliminate (i) non-cash compensation charges arising from any grant of stock, stock options or equity-based awards, (ii) management, advisory and other fees and (iii) any extraordinary, unusual or nonrecurring gains or losses, among other potential adjustments as defined under the Credit Facility.  Adjusted EBITDA under the indenture governing the 10% Notes includes, in addition to the adjustments under the Credit Facility, additional adjustments, including adjustments for actual expenses incurred relating to rental equipment operating leases that expired or were terminated.

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

We compensate for certain limitations in using EBITDA by relying on our U.S. GAAP results and using EBITDA and Adjusted EBITDA only as supplemental information. As noted above, the agreements governing our indebtedness include Adjusted EBITDA as a measure of our operating performance, and management believes that those agreements are material to our operations. For example, our Senior Secured Credit Facilities, and the interest rate on loans under those facilities, are material to our financial condition and results of operations because those facilities are our primary source of liquidity for working capital, and the indenture governing the 10% Notes is material to our financial condition because it governs a significant portion of our long-term capitalization while restricting our ability to conduct our business.

    The following is a reconciliation of Net (loss) income to Adjusted EBITDA as defined in our Credit Facility. The terms and related calculations are defined in the senior secured credit agreement for the Credit Facility and indenture governing the 10% Notes (in thousands).

	Successor	Predecessor	Non-GAAP	Predecessor	Predecessor
	Period June 1, 2007 to December 31, 2007	Period January 1, 2007 to May 31, 2007	Combined Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net (loss) income	$(77,880)	$(42,053)	$(119,933)	$35,148	$(13,040)
Benefit from income taxes	(15,610)	(23,131)	(38,741)	(5,091)	-
Interest expense	37,312	21,068	58,380	50,730	32,963
Depreciation of rental equipment	44,756	25,211	69,967	58,990	47,962
Other depreciation	5,759	2,949	8,708	5,902	5,456
Amortization expense	23,982	900	24,882	2,087	6,692
EBITDA	18,319	(15,056)	3,263	147,766	80,033

Loss on debt extinguishment(1)	-	-	-	-	4,830
Recapitalization expenses(2)	-	-	-	-	21,276
Stock compensation expense(3)	785	4,923	5,708	2,440	-
Monitoring fee(4)	1,470	-	1,470	-	-
Impairment loss–intangibles(5)	57,752	-	57,752	-	-
Transaction–related costs(6)	-	65,028	65,028	-	-
Adjusted EBITDA	$78,326	$54,895	$133,221	$150,206	$106,139

(1)
Loss on debt extinguishment represents the write-off of deferred debt issuance costs and expenses incurred in connection with the defeasance of the previously outstanding senior subordinated notes and the write-off of deferred debt issue costs which occurred as part of the Recapitalization.

(2)
In June 2005, we entered into a senior secured credit facility and issued the Existing Notes in connection with a leveraged recapitalization, which we refer to as the Recapitalization, and became a majority-owned subsidiary of Odyssey Investment Partners, LLC. Recapitalization expenses represent $3.4 million of non-recurring compensation and $17.9 million of stock compensation expense incurred as a result of the Recapitalization.

(3)	The adjustment reflects the effect of stock compensation expenses recorded in the periods presented in accordance with SFAS No. 123-R “Share-Based Payment.”
(4)	Reflects the monitoring fees paid to affiliates of the Sponsor and certain other parties.
(5)	The adjustment reflects the impairment losses recorded as of December 31, 2007 for goodwill and trademarks and tradenames which were $56.2 million and $1.6 million, respectively.
(6)
The adjustment reflects the effect of the transaction-related costs in connection with the Transactions and consisted of Transaction-related operating costs of $7.3 million and Transaction-related financing costs of $57.7 million.

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

As illustrated in the table below, dollar utilization for the combined year ended December 31, 2007 and the years ended December 31, 2006 and 2005, was 49.0%, 52.5% and 51.2%, respectively (in thousands, except percent data):
	Year Ended December 31,
	2007 (d)	2006	2005

Total rental revenues	$266,439	$275,397	$229,802
Re-rent revenues	(6,669)	(6,123)	(6,305)
Net rental revenues	259,770	269,274	223,497
Average monthly Original Cost(a)(b)	529,916	513,202	436,300
Dollar utilization(c)	49.0%	52.5%	51.2%

(a)	Average monthly Original Cost includes the cost of equipment held in the rental fleet under operating leases.
(b)	Average monthly Original Cost for each period is presented as the average of the monthly Original Cost computations for each of the months in the periods presented.
(c)	Dollar utilization is calculated as net rental revenues divided by average monthly Original Cost.
(d)	The combined year ended December 31, 2007 combines the operating results of the Predecessor period January 1, 2007 to May 31, 2007 and the Successor period June 1, 2007 to December 31, 2007.

Results of Operations

Combined Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table illustrates our operating activity for the combined year ended December 31, 2007 and the year ended December 31, 2006.

	Successor Period June 1, 2007 to December 31, 2007	Predecessor Period January 1, 2007 to May 31, 2007	Non-GAAP Combined Year Ended December 31, 2007	Year Ended December 31, 2006	% Change
	(dollars in thousands)				(1)(2)
Revenues
Rental revenues	$158,290	$108,149	$266,439	$275,397	(3.3)%
Equipment sales	28,368	20,573	48,941	39,409	24.2
Parts and service	8,585	5,936	14,521	15,472	(6.1)
Total revenues	195,243	134,658	329,901	330,278	(0.1)

Cost of revenues
Cost of equipment sold	24,604	14,289	38,893	27,715	40.3
Depreciation of rental equipment	44,756	25,211	69,967	58,990	18.6
Maintenance of rental equipment	43,867	30,218	74,085	70,223	5.5
Costs of parts and service	5,377	3,704	9,081	9,677	(6.2)
Total cost of revenues	118,604	73,422	192,026	166,605	15.3
Gross profit	76,639	61,236	137,875	163,673	(15.8)

Other operating expenses
Selling, general and administrative expenses	45,324	36,475	81,799	74,897	9.2
Other depreciation and amortization	27,302	2,949	30,251	5,902	n/m
Impairment loss – intangibles	57,752	-	57,752	-	n/m
Transaction-related operating costs	-	7,283	7,283	-	n/m
Total other operating expenses	130,378	46,707	177,085	80,799	119.2
(Loss) income from operations	(53,739)	14,529	(39,210)	82,874	(147.3)

Other expenses
Interest expense	37,312	21,068	58,380	50,730	15.1
Transaction-related financing costs	-	57,745	57,745	-	n/m
Amortization of debt issue costs	2,439	900	3,339	2,087	60.0
Total other expenses	39,751	79,713	119,464	52,817	126.2

(Loss) income before benefit from income taxes	(93,490)	(65,184)	(158,674)	30,057	n/m
Benefit from income taxes	15,610	23,131	38,741	5,091	n/m
Net (loss) income	$(77,880)	$(42,053)	$(119,933)	$35,148	n/m

(1)	“n/m” means the percentage change is not meaningful.
(2)	“% Change” means the percentage change between the operating activity for the combined year ended December 31, 2007 and the year ended December 31, 2006.

Total Revenues. Total revenues for the combined year ended December 31, 2007 decreased 0.1% to $329.9 million from $330.3 million for the year ended December 31, 2006. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the combined year ended December 31, 2007 decreased 3.3% to $266.4 million from $275.4 million for the year ended December 31, 2006. The decrease in rental revenues was primarily due to a decrease in rental rates and a decrease in the percentage of equipment on rent. For the combined year ended December 31, 2007, we estimate that our rental rates decreased 2.9% and the percentage of equipment on rent decreased by 2.3 percentage points in comparison to the prior year, driven by weakening economic conditions and a decrease in demand for equipment in certain key regions in which we operate. The decrease in rental rates combined with a decrease in the percentage of equipment on rent led to a decrease in dollar utilization to 49.0% for the combined year ended December 31, 2007 from 52.5% for the year ended December 31, 2006.

Equipment Sales. Equipment sales revenues for the combined year ended December 31, 2007 increased 24.2% to $48.9 million from $39.4 million for the year ended December 31, 2006. The increase in equipment sales revenues was due to our decision to sell used equipment to reduce the size of our rental fleet in the second half of the year.

Parts and Service. Revenues from the sales of parts and service for the combined year ended December 31, 2007 decreased 6.1% to $14.5 million from $15.5 million for the year ended December 31, 2006. The decrease in these revenues in 2007 was primarily due to the general decrease in rental activity in 2007.

Cost of Equipment Sold. Costs associated with the sale of rental equipment increased 40.3% to $38.9 million for the combined year ended December 31, 2007 from $27.7 million for the year ended December 31, 2006, partially as a result of the increase in the amount of equipment sales.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet also increased the cost of equipment sold by approximately $3.8 million for the period June 1, 2007 to December 31, 2007.

Depreciation of Rental Equipment. Depreciation of rental equipment increased 18.6% to $70.0 million for the combined year ended December 31, 2007 from $59.0 million in the year ended December 31, 2006.  The increased depreciation expense of rental equipment was primarily due to the increase in the book value of our rental fleet as a result of the application of purchase accounting for the Acquisition.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in the depreciable base of rental equipment, increased depreciation expense by approximately $10.4 million for the period June 1, 2007 to December 31, 2007.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment increased 5.5% to $74.1 million for the combined year ended December 31, 2007 from $70.2 million for the year ended December 31, 2006, primarily as a result of increased payroll expenses and increased fuel costs that were partially offset by decreased operating lease and rental fleet repair expenses.

Costs of Parts and Service. Costs associated with generating our parts and service revenues decreased 6.2% to $9.1 million for the combined year ended December 31, 2007 from $9.7 million for the year ended December 31, 2006, primarily as a result of decreased parts and service revenues.

Gross Profit. Gross profit for the combined year ended December 31, 2007 decreased $25.8 million, or 15.8%, to $137.9 million from $163.7 million for the year ended December 31, 2006. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit of $23.8 million or 16.3% as a result of decreased rental revenue and increased depreciation from the application of purchase accounting. The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit for the period June 1, 2007 to December 31, 2007 by approximately $14.2 million, or 4.3% of total revenues for the combined year ended December 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the combined year ended December 31, 2007 increased 9.2% to $81.8 million from $74.9 million for the year ended December 31, 2006.  Stock compensation expense for the combined year ended December 31, 2007 increased to $5.7 million from $2.4 million for the year ended December 31, 2006 due primarily to an increase of $3.7 million in stock-based compensation expense from the accelerated vesting of stock options that resulted from the Acquisition.  In addition, selling, general and administrative expenses increased due to increases in selling expenses, facility costs and management fees paid to our Sponsor.

Impairment Loss–Intangibles. After testing our intangibles for impairment in 2007, we concluded that our goodwill and trademarks and tradenames were impaired and recognized impairment losses of $56.2 million and $1.6 million, respectively, during the fourth quarter of 2007.  There was no impairment loss on intangibles during 2006.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the combined year ended December 31, 2007 increased to $30.3 million from $5.9 million for the year ended December 31, 2006. The increase in other depreciation and amortization is primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets which increased amortization expense in the period June 1, 2007 to December 31, 2007 by approximately $21.5 million. The increase in other depreciation and amortization was also due to the increase in the amount of our property and equipment as well as the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

Transaction-Related Operating Costs. Transaction-related operating costs were $7.3 million for the combined year ended December 31, 2007.  These costs consisted of seller-related expenses of $7.3 million for investment banking fees, outside attorney fees, and other third-party fees in connection with the Acquisition. There were no transaction-related operating costs recorded in 2006.

(Loss) Income from Operations. Loss from operations for the combined year ended December 31, 2007 increased $122.1 million, to a loss of $39.2 million from income of $82.9 million for the year ended December 31, 2006, primarily as a result of the foregoing reasons.  In addition, the effect of purchase accounting adjustments decreased income from operations by approximately $42.9 million for the combined year ended December 31, 2007.

Interest Expense. Interest expense for the combined year ended December 31, 2007 increased $7.7 million, or 15.1%, to $58.4 million from $50.7 million for the year ended December 31, 2006. The increase was primarily due to the increased borrowings incurred as a result of the Acquisition.

Transaction-Related Financing Costs.  Transaction-related financing costs were $57.8 million for the combined year ended December 31, 2007.  These costs consisted of $42.6 million in tender premiums related to the Existing Notes, all of which were repurchased in connection with the Transactions, a non-cash charge of $12.5 million to write-off the remaining net book value of previously-capitalized financing fees related to our then-existing credit facility and Existing Notes that were repurchased in connection with the Transactions and a non-cash charge of $2.7 million to write-off the unamortized discount on the 13% Notes.  There were no transaction-related financing costs recorded in 2006.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the combined year ended December 31, 2007 increased $1.3 million, or 60.0%, to $3.3 million from $2.1 million for the year ended December 31, 2006.  The increase was due to amortization expense related to the unused bridge loan commitment of $1.4 million.

Net (Loss) Income. For the reasons described above, we recorded a net loss for the combined year ended December 31, 2007 of $119.9 million compared to net income of $35.1 million for the year ended December 31, 2006.  The effect of purchase accounting adjustments decreased net income by approximately $26.2 million for the combined year ended December 31, 2007.

Year Ended December 31, 2006 Compared to Year ended December 31, 2005

The following table illustrates our operating activity for the years ended December 31, 2006 and 2005.

	For the Year Ended December 31,
	2006	2005	% Change
	(dollars in thousands)		(1)(2)

Revenues
Rental revenues	$275,397	$229,802	19.8%
Equipment sales	39,409	36,360	8.4
Parts and service	15,472	13,461	14.9
Total revenues	330,278	279,623	18.1

Cost of revenues
Cost of equipment sold	27,715	26,867	3.2
Depreciation of rental equipment	58,990	47,962	23.0
Maintenance of rental equipment	70,223	70,653	(0.6)
Costs of parts and service	9,677	8,093	19.6
Total cost of revenues	166,605	153,575	8.5
Gross profit	163,673	126,048	29.8

Other operating expenses
Selling, general and administrative expenses	74,897	67,871	10.4
Other depreciation and amortization	5,902	5,456	8.2
Recapitalization expenses	-	21,276	n/m
Total other operating expenses	80,799	94,603	(14.6)
Income from operations	82,874	31,445	163.6

Other expenses
Interest expense	50,730	32,963	53.9
Loss on debt extinguishment	-	4,830	n/m
Other non-operating expense, net	2,087	6,692	(68.8)
Total other expenses	52,817	44,485	18.7
Net income (loss) before income taxes	30,057	(13,040)	n/m
Income tax benefit	5,091	-	n/m
Net income (loss)	$35,148	$(13,040)	n/m

(1)	“n/m” means the percentage change is not meaningful.
(2)	“% Change” means the percentage change between the operating activity for the year ended December 31, 2006 and the year ended December 31, 2005.

Total Revenues. Total revenues for the year ended December 31, 2006 increased 18.1% to $330.3 million from $279.6 million for the year ended December 31, 2005. The components of our revenues are discussed below:

Rental Revenues. Rental revenues for the year ended December 31, 2006 increased 19.8% to $275.4 million from $229.8 million for the year ended December 31, 2005. The increase in rental revenues was primarily due to an increase in rental rates and an increase in the size of the rental fleet, both of which also contributed to an increase in dollar utilization. For the year ended December 31, 2006, we estimate that our rental rates increased 7.0% compared with our rental rates for the year ended December 31, 2005 driven by improved conditions in the non-residential construction market. The increase in rates led to an increase in dollar utilization to 52.5% for the year ended December 31, 2006 from 51.2% for the year ended December 31, 2005.

    Equipment Sales. Equipment sales revenues for the year ended December 31, 2006 increased 8.4% to $39.4 million from $36.4 million for the year ended December 31, 2005. The increase in equipment sales revenues was due to our decision to take advantage of the strong used equipment markets in order to sell some older equipment.

Parts and Service. Revenues from the sales of parts and service for the year ended December 31, 2006 increased 14.9% to $15.5 million from $13.5 million for the year ended December 31, 2005. The increase in these revenues in 2006 was primarily due to the general increase in rental activity during 2006.

Cost of Equipment Sold. Costs associated with the sale of rental equipment increased 3.2% to $27.7 million for the year ended December 31, 2006 from $26.9 million for the year ended December 31, 2005, primarily as a result of the increase in the amount of equipment sales.

Depreciation of Rental Equipment. Depreciation of rental equipment increased 23.0% to $59.0 million for the year ended December 31, 2006 from $48.0 million in the year ended December 31, 2005. The increased expense in depreciation of rental equipment is primarily due to the increase in size of our depreciable rental fleet.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 0.6% to $70.2 million for the year ended December 31, 2006 from $70.7 million for the year ended December 31, 2005, primarily as a result of a decrease in operating lease expenses of $5.1 million due to our decision to replace certain of our rental fleet previously held under operating leases with owned fleet. This decrease was partially offset by an increase in payroll and payroll related expenses of $3.8 million due to increased headcount labor costs and increased fuel costs of $1.1 million.

Costs of Parts and Service. Costs associated with generating our parts and service revenues increased 19.6% to $9.7 million for the year ended December 31, 2006 from $8.1 million for the year ended December 31, 2005, primarily as a result of increased parts and service revenues.

Gross Profit. Gross profit for the year ended December 31, 2006 increased $37.6 million, or 29.8%, to $163.7 million from $126.1 million for the year ended December 31, 2005. The increase in gross profit was primarily due to an increase in rental revenue gross profit of $35.0 million or 31.5% as a result of increased rental revenue and increased margin on rental revenue. The increase in gross profit was also due to a $2.2 million or 23.2% increase in gain on sale of equipment as the margin on equipment sales increased as a result of the continued strength in market conditions for equipment sales. As a percentage of total revenues, gross profit increased to 49.6% in 2006 from 45.1% in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased 10.4% to $74.9 million from $67.9 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses is primarily a result of an increase in payroll expenses as a result of increases in the number of employees, base salaries, incentive compensation and stock compensation and an increase in professional fees of $1.2 million. Stock compensation expense, a non-cash charge, was $2.4 million for the year ended December 31, 2006 as a result of the adoption of SFAS 123-R on January 1, 2006. There were no stock compensation charges for the year ended December 31, 2005. As a percentage of total revenue, selling, general and administrative expenses decreased to 22.7% of total revenues in 2006 from 24.3% of total revenues for 2005.

Other Depreciation and Amortization. Other depreciation and amortization expense (which relates to non-rental equipment) for the year ended December 31, 2006 increased 8.2% to $5.9 million or 1.8% of total revenues from $5.5 million or 2.0% of total revenues for the year ended December 31, 2005. This increase is primarily due to an increase in the amount of property and equipment.

Recapitalization Expenses. There were no recapitalization expenses for the year ended December 31, 2006. Recapitalization expenses for the year ended December 31, 2005 are comprised of $3.4 million of non-recurring compensation and $17.9 million of stock compensation expense incurred as a result of the Recapitalization during the second quarter of 2005.

Income from Operations. Income from operations for the year ended December 31, 2006 increased 163.6% to $82.9 million or 25.1% of total revenues from $31.4 million or 11.3% of total revenues for the year ended December 31, 2005, primarily as a result of the foregoing reasons.

Interest Expense. Interest expense for the year ended December 31, 2006 increased 53.9% to $50.7 million from $33.0 million for the year ended December 31, 2005. The increase was primarily attributable to increased borrowings to fund the Recapitalization, a full year of interest on those borrowings as well as increased borrowings for capital expenditures and the acquisition of Valley Rents and Ready Mix, Inc. and higher interest rates on borrowings under the Predecessor credit facility.

Loss on Debt Extinguishment. There was no loss on debt extinguishment for the year ended December 31, 2006. For the year ended December 31, 2005, we recognized a loss of $4.8 million on debt extinguishment resulting from the defeasance of the previously outstanding senior subordinated notes and the write-off of deferred debt issue costs which occurred as part of the Recapitalization.

Other Non-Operating Expense, Net. Other non-operating expense, net primarily represents amortization of debt issue costs. Other non-operating expense, net for the year ended December 31, 2006 decreased to $2.1 million from $6.7 million for the year ended December 31, 2005. As a result of the Recapitalization, we entered into a bridge loan in June 2005. The bridge loan was refinanced in July 2005 and as a result all of the deferred debt issuance costs related to the bridge loan, totaling $5.0 million, were expensed in 2005.

Income (Loss) Before Income Taxes. For the reasons described above, we had income before income taxes of $30.1 million for the year ended December 31, 2006 compared to a loss before income taxes of $13.0 million for the year ended December 31, 2005.

Income Tax Benefit. For the year ended December 31, 2006, we reduced our deferred tax asset valuation allowance to zero which resulted in an income tax benefit of $5.1 million.

Net Income (Loss). For the reasons described above, we had net income of $35.1 million for the year ended December 31, 2006 compared to a net loss of $13.0 million for the year ended December 31, 2005.

Liquidity and Capital Resources

During the combined year ended December 31, 2007, our operating activities provided net cash flow of $75.8 million as compared to $73.8 million for the year ended December 31, 2006. The increase is attributable to changes in working capital offset partially by decreased net income.

Cash used in investing activities was $425.9 million for the combined year ended December 31, 2007 as compared to $106.7 million for the year ended December 31, 2006. The increase in cash used in investing activities was primarily due to the Acquisition of the Company by the Sponsor.  Cash used for the purchase of equipment was $102.9 million for the combined year ended December 31, 2007 as compared to $130.0 million for the year ended December 31, 2006.  We received cash proceeds from the sale of equipment assets of $48.9 million for the combined year ended December 31, 2007 and $39.4 million for the year ended December 31, 2006.

Net cash provided by financing activities was $350.3 million for the combined year ended December 31, 2007 as compared to $33.1 million for the year ended December 31, 2005. The increase in cash from financing activities was primarily due to financing activity related to the Acquisition.

During the year ended December 31, 2006, our operating activities provided net cash flow of $73.8 million as compared to $55.8 million for the year ended December 31, 2005. The increase is attributable to increased net income and changes in working capital.

Cash used in investing activities was $106.7 million for the year ended December 31, 2006 as compared to $123.5 million for the year ended December 31, 2005. The decrease in cash used in investing activities was primarily due to a reduction in the acquisition of rental fleet as planned fleet increases were met. This decrease was slightly offset by the acquisition of Valley Rents for $17.1 million. We also received cash proceeds from the sale of equipment assets of $39.4 million for the year ended December 31, 2006 and $36.4 million for the year ended December 31, 2005.

Net cash provided by financing activities was $33.1 million for the year ended December 31, 2006 as compared to $67.6 million for the year ended December 31, 2005. The change in cash from financing activities was primarily due to financing activity related to the Recapitalization and the additional borrowings for the purchase of rental fleet.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

In connection with the Transactions, on May 31, 2007, we issued $230.0 million in aggregate principal amount of the 10% Notes.  The 10% Notes are unsecured senior indebtedness and are guaranteed by our domestic subsidiaries that also guarantee borrowings under the Senior Secured Credit Facilities.  On May 31, 2007, we also borrowed $290.0 million under the Second Lien Facility, which provides for a total borrowing of $290.0 million and borrowed $214.3 million under the Credit Facility, which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base formula.  The Senior Secured Credit Facilities bear interest at variable rates. The Credit Facility matures in 2013 and the Second Lien Facility matures in 2014.  As of December 31, 2007, borrowings under the Second Lien Facility totaled $290.0 million and borrowings under Credit Facility totaled $190.0 million, leaving $103.0 million available for additional borrowings based on the borrowing base as of December 31, 2007.

The Senior Secured Credit Facilities and the indenture governing the 10% Notes contain various restrictive covenants.  The Credit Facility limits us from prepaying other indebtedness, including the 10% Notes, and requires us to obtain rental equipment appraisals on a semi-annual basis and maintain certain financial covenant ratios.  In addition, the Senior Secured Credit Facilities restrict our ability to, among other things, incur additional indebtedness, create liens, make investments and declare or pay any dividends.  The indenture governing the 10% Notes contains similar restrictive covenants that, among other things and subject to certain exceptions: (i) limits our ability and the ability of our operating subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (ii) places restrictions on our ability and the ability of our operating subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.  We are in compliance with all covenants under the Credit Facility, Second Lien Facility and the indenture governing the 10% Notes as of December 31, 2007.

We or our affiliates may, from time to time, repurchase our debt in the open market, through tender offers, block trades, exchanges of debt securities, in privately negotiated transactions, or otherwise.  These repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

Adequacy of Capital Resources

Our business is capital intensive. We purchase new equipment both to expand the size and maintain the age of our rental fleet. For the year ended December 31, 2005, 2006 and 2007, we spent $152.3 million, $119.4 million and $92.0 million, respectively, on new rental equipment.  Historically, we have funded our purchases of rental equipment primarily through cash from operations, net proceeds from the sale of our used rental equipment, bank lines of credit and issuances of debt securities. We currently expect to have sufficient availability under the Credit Facility to make purchases to replace aging equipment, and we currently expect to finance such equipment purchases with borrowings under the Credit Facility, cash flow from operations and proceeds from sales of used equipment. The amount available for borrowing under the Credit Facility at any time will be determined by a borrowing base formula.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the Credit Facility will be adequate to meet our future liquidity and operational needs over the next 12 months.

There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness, including the Credit Facility and the 10% Notes on commercially reasonable terms or at all. See “Item 1A. Risk Factors—Risks Relating to Our Indebtedness.”

In addition, we will look to add new locations within our existing markets and to make opportunistic acquisitions that will enhance our presence within our regions. We evaluate acquisitions as opportunities arise and may be engaged in varying levels of negotiations with potential counterparties for any such transaction at any time. If we pursue any of these opportunities, we may require additional equity or debt financing to consummate those transactions, and there can be no assurance that we will be able to obtain such financing on favorable terms or at all. If we incur additional indebtedness to finance such transactions, this will place greater demands our cash flows to service our increased debt. See “Item 1A. Risk Factors—Risk Relating to our Business.”

Contractual and Other Obligations

The following table reflects our contractual obligations, commercial commitments and long-term indebtedness as of December 31, 2007 (in millions).

	Payments Due by Period
	Total	Within 1 Year(4)	1-3 years	4-5 years	More than 5 years
Contractual obligations:
Operating leases	$28.3	$5.5	$8.3	$5.9	$8.6

Long-term debt obligations:
Credit Facility(1)	$279.9	$14.2	$28.4	$28.4	$208.9
Second Lien Facility(2)	466.0	26.4	52.8	50.1	336.7
10% Notes(3)	402.5	23.0	46.0	46.0	287.5
Total long-term debt obligations(4)	$1,148.4	$63.6	$127.2	$124.5	$833.1

(1)	Includes interest at a rate of approximately 6.7% as of December 31, 2007; the Credit Facility matures in May 2013.
(2)	Includes interest at a rate of approximately 9.12% (adjusted to fixed rate per interest rate swaps) as of December 31, 2007; the Second Lien Facility matures in November 2014.
(3)	Includes interest at a rate of approximately 10.0%; the 10% Notes mature in June 2015.
(4)	Long-term debt obligations include interest for the period from January 1, 2008 to December 31, 2008.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and December 31, 2007, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. To our knowledge, there are no income tax examinations currently in process.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not anticipate that adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent.  It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity.  SFAS 160 is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively.  We are currently evaluating the impact that adoption of SFAS 160 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”), which will replace SFAS 141, “Business Combinations.” SFAS 141-R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141-R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141-R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141-R is not permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141-R. We are currently evaluating the impact that adoption of SFAS 141-R may have on our consolidated financial statements.

Item 7A.                                Quantitative and Qualitative Disclosures About Market Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Credit Facility is assumed to be equal to its carrying value, as interest rates approximate market rates. As of December 31, 2007, the 10% Notes had a face value of $230.0 million and an estimated fair value of $125.6 million based on the trading price at December 31, 2007, and the Second Lien Facility had a face value of $290.0 million and an estimated fair value of $234.0 million, based on quoted market prices.

At December 31, 2007, we had fixed rate debt of $230.0 million and variable rate debt of $480.0 million, which includes the $290.0 million Second Lien Facility which has been effectively converted to fixed rate debt for the period described below by interest rate swaps.  The variable rate debt includes the Senior Secured Credit Facilities.  Holding debt levels constant, a one percentage point increase in interest rates would hypothetically increase annual interest expense for our variable rate debt by approximately $1.9 million.

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

Although we cannot accurately anticipate the effect of inflation on our operations, we believe inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Neff Corp.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Neff Corp. and subsidiaries (the ‘‘Company’’) as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the period from June 1, 2007 to December 31, 2007 (Successor), the period from January 1, 2007 to May 31, 2007 (Predecessor) and for each of the two years in the period ended December 31, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neff Corp. and subsidiaries at December 31, 2007 (Successor) and 2006 (Predecessor), and the results of their operations and their cash flows for the period from June 1, 2007 to December 31, 2007 (Successor), the period from January 1, 2007 to May 31, 2007 (Predecessor) and for each of the two years in the period ended December 31, 2006 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Ft. Lauderdale, Florida
March 27, 2008

NEFF CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Successor	Predecessor
	December 31, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$366	$158
Accounts receivable, net of allowance for doubtful accounts of $1,614 in 2007 and $1,589 in 2006	49,093	49,357
Inventories	1,502	1,617
Rental equipment, net	338,226	318,446
Property and equipment, net	27,219	21,391
Prepaid expenses and other assets	21,242	17,163
Goodwill	329,710	8,726
Intangible assets, net	129,792	-
Deferred tax asset, net	-	3,774
Total assets	$897,150	$420,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities
Accounts payable	$4,558	$4,498
Accrued expenses and other liabilities	38,834	20,958
Predecessor credit facility	-	163,500
11¼% second priority senior secured notes	-	245,000
13% senior subordinated notes, net of unamortized discount of $2,812 in 2006 (including related party balances of $72,364 in 2006)	-	77,188
Credit facility	190,000	-
Second lien credit facility	290,000	-
10% senior notes	230,000	-
Deferred tax liability, net	28,721	-
Total liabilities	782,113	511,144

Commitments and Contingencies (Note 15)

Stockholders’ equity (deficiency)
New Class A Common Stock of successor; $.01 par value; 25 shares authorized; 1 shares issued and outstanding at December 31, 2007	1	-
Class A Common Stock of predecessor; $.01 par value; 20,000 shares authorized; 12,479 shares issued and outstanding at December 31, 2006	-	125
Additional paid-in capital	202,474	22,573
Accumulated deficit	(77,880)	(113,210)
Accumulated other comprehensive loss, net of tax	(9,558)	-
Total stockholders’ equity (deficiency)	115,037	(90,512)
Total liabilities and stockholders’ equity (deficiency)	$897,150	$420,632

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Predecessor
	Period June 1, 2007 to December 31, 2007	Period January 1, 2007 to May 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Revenues
Rental revenues	$158,290	$108,149	$275,397	$229,802
Equipment sales	28,368	20,573	39,409	36,360
Parts and service	8,585	5,936	15,472	13,461
Total revenues	195,243	134,658	330,278	279,623

Cost of revenues
Cost of equipment sold	24,604	14,289	27,715	26,867
Depreciation of rental equipment	44,756	25,211	58,990	47,962
Maintenance of rental equipment	43,867	30,218	70,223	70,653
Cost of parts and service	5,377	3,704	9,677	8,093
Total cost of revenues	118,604	73,422	166,605	153,575
Gross profit	76,639	61,236	163,673	126,048

Other operating expenses
Selling, general and administrative expenses	45,324	36,475	74,897	67,871
Transaction-related operating costs	-	7,283	-	-
Recapitalization expenses	-	-	-	21,276
Impairment loss – intangibles	57,752	-	-	-
Other depreciation and amortization	27,302	2,949	5,902	5,456
Total other operating expenses	130,378	46,707	80,799	94,603
(Loss) income from operations	(53,739)	14,529	82,874	31,445

Other expenses
Interest expense (including related party interest of $4,172 for the period from January 1, 2007 to May 31, 2007 and $9,989 in 2006)	37,312	21,068	50,730	32,963
Transaction-related financing costs	-	57,745	-	-
Loss on debt extinguishment	-	-	-	4,830
Amortization of debt issue costs	2,439	900	2,087	6,692
Total other expenses	39,751	79,713	52,817	44,485

(Loss) income before benefit from income taxes	(93,490)	(65,184)	30,057	(13,040)
Benefit from income taxes	15,610	23,131	5,091	-
Net (loss) income	$(77,880)	$(42,053)	$35,148	$(13,040)

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD JANUARY 1, 2007 TO MAY 31, 2007 (PREDECESSOR) AND THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (PREDECESSOR)
(in thousands)

							Series A
							Preferred
	Common Stock		Common Stock		Common Stock		Convertible		Additional
	Class A		Class B		New Class A		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE-December 31, 2004	16,565	$166	5,100	$51	-	$-	100	$1	$135,406	$(135,318)	$306
Repurchase of shares in connection with Recapitalization	(15,269)	(152)	(5,100)	(51)	-	-	(100)	(1)	(218,550)	-	(218,754)
Issuance of new Class A common stock in connection with Recapitalization	-	-	-	-	11,840	119	-	-	97,131	-	97,250
Costs in connection with Recapitalization	-	-	-	-	-	-	-	-	(5,459)	-	(5,459)
Conversion of Class A common stock for new Class A Common stock and rollover of management held stock options in connection with Recapitalization	(639)	(7)	-	-	639	6	-	-	8,618	-	8,617
Contribution to equity by selling stockholders	-	-	-	-	-	-	-	-	6,775	-	6,775
Exercise of stock options by former officer of the Company and repurchase of shares in connection with Recapitalization	(657)	(7)	-	-	-	-	-	-	(3,788)	-	(3,795)
Net loss	-	-	-	-	-	-	-	-	-	(13,040)	(13,040)
BALANCE-December 31, 2005	-	-	-	-	12,479	125	-	-	20,133	(148,358)	(128,100)
Stock compensation	-	-	-	-	-	-	-	-	2,440	-	2,440
Net income	-	-	-	-	-	-	-	-	-	35,148	35,148
BALANCE-December 31, 2006	-	-	-	-	12,479	125	-	-	22,573	(113,210)	(90,512)
Stock compensation	-	-	-	-	-	-	-	-	4,923	-	4,923
Net loss	-	-	-	-	-	-	-	-	-	(42,053)	(42,053)
BALANCE-May 31, 2007	-	$-	-	$-	12,479	$125	-	$-	$27,496	$(155,263)	$(127,642)

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 1, 2007 TO DECEMBER 31, 2007 (SUCCESSOR)
(in thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss (a)	Total
Issuance of common stock in connection with Acquisition (Note 1)	1	$1	$191,000	$-	$-	$191,001
Other comprehensive loss, net of tax	-	-	-	-	(9,558)	(9,558)
Contribution to equity by selling stockholders (Note 1)	-	-	10,614	-	-	10,614
Capital contribution from parent	-	-	75	-	-	75
Stock compensation	-	-	785	-	-	785
Net loss	-	-	-	(77,880)	-	(77,880)
BALANCE-December 31, 2007	1	$1	$202,474	$(77,880)	$(9,558)	$115,037

(a)	Comprehensive loss, which includes net loss and other comprehensive loss, totaled $87.4 million for the period June 1, 2007 to December 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Successor	Predecessor
	Period June 1, 2007 to December 31, 2007	Period January 1, 2007 to May 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Cash Flows from Operating Activities
Net (loss) income	$(77,880)	$(42,053)	$35,148	$(13,040)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	50,515	28,160	64,892	53,418
Amortization of debt issue costs	2,439	900	2,087	6,692
Amortization of intangibles	21,543	-	-	-
Gain on sale of equipment	(3,764)	(6,284)	(11,694)	(9,493)
Provision for bad debt	1,099	558	1,369	2,484
Stock compensation expense	785	4,923	2,440	-
Stock compensation expense related to the redemption of stock options	-	-	-	17,951
Loss on debt extinguishment	-	-	-	4,830
(Recovery) provision for hurricane losses	-	-	(1,000)	750
Deferred income taxes	(15,610)	(23,131)	(5,337)	-
Impairment loss – intangibles	57,752	-	-	-
Transaction-related costs	-	65,028	-	-
Changes in operating assets and liabilities:
Accounts receivable	(6,092)	4,749	(4,925)	(9,461)
Inventories and other assets	(739)	729	765	(2,984)
Accounts payable and accrued expenses	(10,563)	22,721	(9,996)	4,659
Net cash provided by operating activities	19,485	56,300	73,749	55,806
Cash Flows from Investing Activities
Purchases of rental equipment	(30,443)	(61,512)	(119,376)	(152,305)
Proceeds from sale of equipment	28,368	20,573	39,409	36,360
Purchases of property and equipment	(378)	(10,613)	(10,632)	(7,819)
Acquisition of the Company by the sponsor	(371,907)	-	-	-
Insurance proceeds for hurricane losses	-	-	1,057	300
Cash paid in connection with acquisition, net of cash acquired	-	-	(17,137)	-
Net cash used in investing activities	(374,360)	(51,552)	(106,679)	(123,464)
Cash Flows from Financing Activities
(Repayments) borrowings under predecessor credit facility	(158,750)	(4,750)	34,565	128,935
Net borrowings under successor credit facility	190,000	-	-	-
Proceeds from second lien credit facility	290,000	-	-	-
Proceeds from 10% senior notes	230,000	-	-	-
Repayment of 11¼% second priority senior secured notes	(245,000)	-	-	-
Repayment of 13% senior subordinated notes	(80,000)	-	-	-
Proceeds from issuance of new Class A common stock	191,000	-	-	-
Capital contribution from parent	75	-	-	-
Payment of tender premiums	(42,600)	-	-	-
Debt issue costs	(19,640)	-	(1,510)	(19,827)
Repayment under previously outstanding credit facility	-	-	-	(101,502)
Repayment of term loan	-	-	-	(52,384)
Borrowings under bridge loan	-	-	-	245,000
Repayment of bridge loan	-	-	-	(245,000)
Issuance of 11¼% second priority senior secured notes	-	-	-	245,000
Issuance of 13% senior subordinated notes (including related party balance of $72,017 in 2005)	-	-	-	76,818
Redemption of 10¼% senior subordinated notes	-	-	-	(76,113)
Redemption of common and preferred stock	-	-	-	(203,362)
Redemption of stock options	-	-	-	(21,746)
Issuance of Class A common stock	-	-	-	97,250
Costs in connection with Recapitalization	-	-	-	(5,459)
Net cash provided by (used in) financing activities	355,085	(4,750)	33,055	67,610
Net increase (decrease) in cash and cash equivalents	210	(2)	125	(48)
Cash and cash equivalents, beginning of period	156	158	33	81
Cash and cash equivalents, end of period	$366	$156	$158	$33

The accompanying notes are an integral part of these consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACQUISITION OF THE COMPANY

On March 31, 2007, Neff Corp. entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Lightyear Capital LLC, a private equity firm, and certain other investors (collectively, the “Sponsor”) agreed to acquire all of the outstanding shares of Neff Corp. (the “Acquisition”).  The transaction closed on May 31, 2007 (the “Effective Date”).  Neff Corp. and its wholly-owned subsidiaries (“Neff” or the “Company”) are referred to as the “Predecessor” for periods prior to June 1, 2007 and as the “Successor” for periods since June 1, 2007.

On the Effective Date, LYN Holdings Corp., now known as Neff Holdings Corp. (“Neff Holdings”), acquired all of the outstanding shares of the Predecessor for approximately $935.9 million in total consideration.  Neff Holdings has no operations and is owned by Neff Holdings LLC (“Holdings”), certain members of senior management and a member of our Board of Directors.  The following transactions (the “Transactions”) occurred as of the Effective Date in connection with the Acquisition:

•	The Sponsor purchased common units of Holdings for $191.0 million in cash, which Holdings contributed to Neff Holdings.

•	Certain members of our management contributed an additional $10.6 million to Neff Holdings in the form of rollover equity.

•	Neff Holdings contributed equity to Neff Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Neff Holdings.

•	Merger Sub merged with and into Neff. Neff survived the merger and became a wholly-owned subsidiary of Neff Holdings.

•	Neff borrowed $214.3 million under a $350.0 million senior secured asset-based revolving credit facility (the “Credit Facility”).

•	Neff borrowed $290.0 million under a senior secured second lien term loan (the “Second Lien Facility” and, together with the Credit Facility, the “Senior Secured Credit Facilities”).

•	Neff issued $230.0 million aggregate principal amount of 10% Senior Notes due 2015 (the “10% Notes”).

•	Net merger consideration of $366.8 million was paid to the Neff stockholders and option holders.

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

The consolidated balance sheet as of December 31, 2007, the consolidated statements of operations, the consolidated statements of stockholders’ deficiency and cash flows for the period June 1, 2007 to December 31, 2007 show the results of the Successor. The consolidated balance sheet as of December 31, 2006 and the consolidated statements of operations, the consolidated statements of stockholders’ equity and cash flows for the period January 1, 2007 to May 31, 2007 and the years ended December 31, 2005 and 2006 are results of the Predecessor.

The consolidated financial statements for the period after May 31, 2007 are not comparable to prior periods as they are presented on a different basis due to the application of purchase accounting as of June 1, 2007.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACQUISITION OF THE COMPANY (Continued)

The sources and uses of funds for the Acquisition are as follows (in millions):

Sources of Funds

Credit Facility	$214.3
Second Lien Facility	290.0
10% Notes	230.0
Equity contributions	201.6
Total sources	$935.9

Uses of Funds

Purchase of equity	$366.8
Repayment of indebtedness	501.8
Tender premiums	42.6
Transaction costs	24.7
Total uses	$935.9

The Acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” which resulted in a revaluation of the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition.  The Acquisition and the preliminary allocation of the purchase price of $935.9 million were recorded on June 1, 2007.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. The Company has recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for the customer list, trademarks and tradenames.

Allocation of the purchase price for the Acquisition of the Company was based on estimates of the fair value of the net assets acquired. The purchase price allocation is subject to finalization of the assessment of the fair value of property and equipment, rental equipment, intangible assets, and the finalization of the amount of transaction costs and deferred income taxes. During the period from June 1, 2007 to December 31, 2007, the Company recorded adjustments to the initial purchase price allocation related to deferred taxes and other items for $8.3 million. The purchase price has been allocated on a preliminary basis as of December 31, 2007 (in millions):

December 31, 2007
Tangible assets and liabilities
Cash and cash equivalents	$0.2
Accounts receivable, net	44.1
Rental equipment, net	381.7
Property and equipment, net	32.6
Other assets	24.6
Accounts payable and accrued expenses	(35.7)
Total tangible assets and liabilities	$447.5

Intangible assets and liabilities
Customer list	$119.8
Trademarks and tradenames	33.1
Net deferred tax liability	(50.4)
Goodwill	385.9
Total intangible assets and liabilities	488.4
Total purchase price	$935.9

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACQUISITION OF THE COMPANY (Continued)

The unaudited pro forma results of operations provided below for the year ended December 31, 2007 and December 31, 2006 are presented as though the Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of revalued assets, interest expense associated with the Senior Secured Credit Facilities and the 10% Notes, as well as other acquisition related adjustments in connection with the Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Transactions been consummated at the beginning of the earliest period presented, nor are they necessarily indicative of future operating results.

	Year Ended
	December 31, 2007	December 31, 2006
	Pro Forma
	(in thousands)
Total revenues	$329,901	$330,278
Net loss	$(39,924)	$(27,027)

NOTE 2 - BASIS OF PRESENTATION

The Company owns and operates equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.

As a result of the Acquisition discussed in Note 1, the Company presents its results for the year ended December 31, 2007 as two separate periods, due to a change in accounting basis when purchase accounting was applied to the Acquisition.  In accordance with purchase accounting, historical carrying values of assets acquired and liabilities assumed are adjusted to fair value, which may yield results that are not comparable on a period to period basis.  The Predecessor financial period refers to the period from January 1, 2007 through May 31, 2007 prior to completion of the Acquisition. The Successor financial period refers to the period from June 1, 2007 through December 31, 2007, following completion of the Acquisition.

All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make  estimates and assumptions  that affect the reported  amounts of assets and  liabilities and disclosure of contingent assets and liabilities at the date of the  financial  statements  and the  reported  amounts of  revenues  and expenses  during the reporting period. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of the consolidated financial statements including  those related to inventories, derivative financial instruments, bad debts, goodwill and intangible assets, income taxes, self-insurance, contingencies and reserves for claims.   Management relies on historical experience and other assumptions believed to be reasonable under the circumstances in making its judgments and estimates. Actual results could differ from those estimates.

Recognition of Revenue

The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectibility is probable.

Rental revenues in the consolidated statements of operations include revenue earned on equipment rentals and rental equipment pick-up and delivery fees. Revenue earned on equipment rentals is recognized as earned over the contract period which may be daily, weekly or monthly. Revenue earned on rental equipment pick-up and delivery fees is recognized at the time the services are provided.

Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

Sales taxes collected are not included in reported sales.

Delivery Costs

Depreciation of delivery vehicles is included in other operating expenses in the consolidated statements of operations and amounted to approximately $3.9 million, $1.9 million, $3.5 million and $3.2 million for the period from June 1, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through May 31, 2007 and for the years ended December 31, 2006 and 2005 (Predecessor), respectively. All other delivery related costs are included in cost of revenues.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leasehold improvements are amortized using the straight-line method over their useful lives or the life of the lease, whichever is shorter. The Company assigns the following useful lives to these categories:

Category	Estimated Useful Lives
Buildings	30 years
Office equipment	2-7 years
Service equipment and vehicles	2-7 years
Shop equipment	7 years

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

The Company routinely reviews the assumptions utilized in computing rates of depreciation of its rental equipment. Changes to the assumptions (such as the length of service lives and/or the amount of residual values) are made when, in the opinion of management, such changes are necessary to more appropriately allocate asset costs to operations over the service life of the assets. Management utilizes, among other factors, historical experience and industry comparisons in determining the propriety of any such changes. The Company may be required to change these estimates based on changes in its industry, end-markets or other circumstances. If these estimates change in the future, the Company may be required to recognize increased or decreased depreciation expense for these assets.

Accumulated depreciation at December 31, 2007 and 2006 for the Company’s rental fleet was approximately $41.6 million and $174.0 million, respectively.

Impairment of Long-lived Assets, Goodwill and Intangibles

Long-lived assets and intangibles are evaluated for impairment if circumstances suggest that assets may be impaired and at least annually in the case of trademarks and tradenames. An assessment of recoverability is performed prior to any write-down of assets based on the undiscounted cash flows of the assets. An impairment charge is recorded on those assets considered impaired for which the estimated fair value is below the carrying amount.

The Company tested its trademarks and tradenames using the royalty savings method, together with goodwill for impairment in the fourth quarter of 2007 and concluded that for the same reasons described below for goodwill that the trademarks and tradenames were impaired and recognized an impairment loss of $1.6 million during the fourth quarter of 2007.

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired.  Under SFAS 142, goodwill is no longer amortized, but instead is reviewed for impairment annually or more frequently if events indicate a decline in fair value below its carrying value.  This means that the Company must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value on the Company’s balance sheet. If the fair value of the goodwill is less than the recorded value, the Company is required to write-off the excess goodwill as an operating expense.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - BASIS OF PRESENTATION (Continued)

Determination of the amount of impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141.

The Company performs its goodwill impairment testing during the fourth quarter of each year.  The Company’s reporting units for goodwill impairment testing purposes are its geographical operating segments.  The Company tested its goodwill for impairment in 2007 and concluded that it was impaired and recognized an impairment loss of $56.2 million during the fourth quarter of 2007.  (See Note 6, Goodwill)  The goodwill impairment related to the challenging environment the Company faced in its key markets in the second half of fiscal 2007.

The Company uses an equally weighted combination of the income and market approaches to determine the fair value of its geographical operating segments when performing its impairment test of goodwill in accordance with SFAS 142.  The Company assigns an equal weight to the respective methods as they are both acceptable valuation approaches in determining the fair value of a business, and they both attempt to consider the entire value of a business from either an income stream or comparable market value.

The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment.  The Company uses a discounted cash flow method when applying the income approach.  This analysis includes operating income, interest expense, taxes, incremental working capital and long-term debt, as well as other factors.

The market approach establishes fair value by comparing our company to other publicly traded companies or by analysis of actual transactions of similar businesses.

Fleet Equipment Vendors

For the years ended December 31, 2007, 2006 and 2005, one vendor represented 14.0%, 12.1% and 11.1%, respectively, of the Company’s purchases of rental fleet equipment.  For the year ended December 31, 2007, an additional vendor represented 13.0%.  For the year ended December 31, 2006, no other single vendor exceeded 10.0%.  For the year ended December 31, 2005 two additional vendors represented 10.9% and 10.2%. The next five most significant vendors collectively represented 43.1%, 41.5% and 28.6%, during 2007, 2006, and 2005 respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily include debt issue costs, prepaid expenses and deposits.  Debt issue costs are amortized over the term of the debt utilizing the effective interest method. Accumulated amortization at December 31, 2007 and 2006 for debt issue costs was $1.1 million and $2.6 million, respectively.

Insurance

The Company is insured against general liability claims, workers’ compensation claims and automobile liability claims up to specified limits per claim and in the aggregate subject to deductibles per occurrence of up to $0.3 million. Insured losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred as well as an estimated liability for claims incurred but not reported. These liabilities are not discounted. The Company is self insured for group medical claims. The Company had $8.8 million in unused letters of credit at December 31, 2007 that were associated with its insurance coverage.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005 respectively.

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Compensation expense was not recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006,

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - BASIS OF PRESENTATION (Continued)

based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods have not been restated.

As a result of adopting SFAS 123-R, the Company’s income before taxes for the year ended December 31, 2006, was approximately $2.4 million lower than if it had continued to account for share-based compensation under APB 25. Prior to January 1, 2006, the Company had adopted the pro forma disclosure features of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the period shown below (in thousands):

For the Year Ended December 31, 2005
Net (loss) income, as reported	$(13,040)
Add: Stock compensation expense recognized	17,951
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,348)

Pro forma net loss	$(15,437)

The fair value of options at each grant date was estimated using the Black-Scholes multiple option model under which each vesting increment is treated as a separate option with its own fair value. The following weighted average assumptions were used for 2006 and 2005, respectively: expected life of 6 and 10 years, risk free interest rate of 4.8% and 4.5%, volatility of 43% and 75% and no expected dividends.  The estimated per option fair value for options granted in 2006 and 2005 was $20.55 and $6.69, respectively. The risk free rate for periods within the contracted life of the options was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the options were granted with a maturity equal to the expected term of the options granted. As Neff’s common stock is privately held and there has been no history of exercises and forfeitures, volatility was based on the average volatilities of similar public entities and expected life of the options were based on management’s estimates considering maximum contractual terms and vesting periods at the grant date.

In December 1995, the Company granted its then Chief Executive Officer options to purchase shares of Class A Common Stock representing 3% (on a fully diluted basis) of the issued and outstanding common stock of the Company for an aggregate purchase price of $1.6 million. Upon completion of an initial public offering in 1998, the number of shares granted under this agreement was fixed at 657,220 shares. No further options can be granted under this agreement. The Company estimated compensation expense at each reporting date based upon the estimated market value of shares to be issued until the number of shares was fixed.

These options became fully vested in December 1996 and were exercised during 2005 by the former officer in connection with the leveraged recapitalization in which the Predecessor became a majority-owned subsidiary of Odyssey Investment Partners, LLC (the “Recapitalization”, See Note 17). Merger consideration paid to the former officer in connection with the exercise of options and concurrent repurchase of shares totaled $3.8 million.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

Segment Reporting

The Company’s operations consist of the rental and sale of equipment, and parts and services in five geographical operating segments. Each of the Company’s regions have been aggregated into one reportable segment because they offer similar products and services in similar markets and have similar economic characteristics. The Company operates in the United States and had minimal international sales for any of the periods presented. No single customer accounted for more than 10% of the Company’s total revenues in any of the periods presented.

Fair Value of Financial Instruments

The fair market value of financial instruments held by the Company are based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement of such financial instruments.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - BASIS OF PRESENTATION (Continued)

Allowance for doubtful accounts

Allowances for doubtful accounts are based on estimates of probable losses related to accounts receivable balances. The establishment of allowances requires the use of judgment and assumptions regarding probable losses on accounts receivable balances.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes─An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. In the event the Company were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. To the Company’s knowledge, there are no income tax examinations currently in process.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company does not anticipate that adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not anticipate that adoption of SFAS 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent.  It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity.  SFAS 160 is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively.  The Company is currently evaluating the impact that adoption of SFAS 160 may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”), which will replace SFAS 141, “Business Combinations.” SFAS 141-R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141-R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141-R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141-R is not permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141-R. The Company is currently evaluating the impact that adoption of SFAS 141-R may have on its consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - ACCOUNTS RECEIVABLE

The majority of the Company’s customers are engaged in the construction and industrial business throughout the southern and western regions of the United States. The Company extends credit to its customers and evaluates collectibility of accounts receivable based upon an evaluation of the customers’ financial condition and credit history. For leases of certain types of construction equipment, the Company’s policy is to secure its accounts receivable by obtaining liens on the customer’s projects and issuing notices of the liens to the projects’ owners and general contractors. All other receivables are generally unsecured.

The following table summarizes activity for allowance for doubtful accounts (in thousands):

	Successor	Predecessor
	Period June 1, 2007 to	Period January 1, 2007 to	For the Year Ended December 31,
	December 31, 2007	May 31, 2007	2006	2005

Beginning balance	$1,849	$1,589	$1,734	$1,371
Provision for bad debt	1,099	558	1,369	2,484
Charge offs, net	(1,334)	(298)	(1,514)	(2,121)
Ending balance	$1,614	$1,849	$1,589	$1,734

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2007 and 2006 (in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Land	$25	$25
Buildings	64	137
Leasehold improvements	3,222	7,954
Office equipment	1,357	3,727
Service equipment and vehicles	27,133	38,332
Shop equipment	1,003	2,205
	32,804	52,380
Less accumulated depreciation	(5,585)	(30,989)
Property and equipment, net	$27,219	$21,391

Depreciation expense for property and equipment was $8.7 million ($2.9 million for the Predecessor period January 1, 2007 to May 31, 2007 and $5.8 million for the Successor period June 1, 2007 to December 31, 2007), $5.9 million and $5.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5 - INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management with the assistance of independent third-party valuation specialists.  The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands, except as noted):

	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2007 (Successor)
Indefinite life:
Trademarks and tradenames	N/A	$31,552	$-	$31,552
Finite-life:
Customer list	12	119,783	(21,543)	98,240
Total intangible assets		$151,335	$(21,543)	$129,792

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - INTANGIBLE ASSETS (Continued)

The Company tested its trademarks and tradenames for impairment in the fourth quarter of 2007 and concluded that they were impaired and recognized an impairment loss of $1.6 million during the fourth quarter of 2007.

The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list.  Accumulated amortization and expected future annual amortization expense is as follows (in thousands):

Accumulated amortization at December 31, 2007	$21,543

Amortization expense
2008	27,995
2009	18,605
2010	13,199
2011	9,254
2012	5,732
2013 through 2018	23,455
Total	$119,783

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2006 (Predecessor) and December 31, 2007 (Successor) are as follows (in thousands):

Predecessor
Balance, December 31, 2005	$-
Goodwill from Valley Rents acquisition (see Note 17)	8,726
Balance, December 31, 2006	8,726
Effect of Transactions (See Note 1)	(8,726)
Balance, May 31, 2007	$-

Successor
Goodwill from Acquisition, June 1, 2007 (see Note 1)	$377,586
Deferred taxes and other	8,303
Adjusted goodwill	385,889
Impairment loss (See Note 2)	(56,179)
Balance, December 31, 2007	$329,710

NOTE 7 - TRANSACTION-RELATED COSTS

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - DEBT

Debt consisted of the following as of December 31, 2007 and December 31, 2006 (in thousands, except percent data):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
$350.0 million revolving Credit Facility with interest ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 1.5% (6.74% at December 31, 2007) due 2013	$190,000	$-
Second Lien Facility with interest ranging from the lender’s prime rate plus 2.5% to LIBOR plus 3.5% due 2014	290,000	-
10% Notes due 2015	230,000	-
$225.0 million previously existing credit facility with interest rates ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 2.75% (7.4% at December 31, 2006)	-	163,500
11¼% second priority senior secured notes	-	245,000
13% senior subordinated notes, net of unamortized discount of $2,812 in 2006	-	77,188
Total indebtedness	$710,000	$485,688

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

On May 31, 2007, Neff also issued $230.0 million in aggregate principal amount of 10% Notes. The 10% Notes are senior unsecured obligations of Neff and are guaranteed by its subsidiaries.  Interest is due semiannually in June and December, and the 10% Notes mature in June 2015.

In connection with the issuance of 10% Notes, on September 4, 2007, Neff consummated an offer to exchange all outstanding, privately placed 10% Notes for an equal aggregate principal amount of 10% Notes registered under the Securities Act of 1933.

The Company’s Credit Facility, Second Lien Facility and the indenture governing its 10% Notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness, capital expenditures and asset sales, and restricting the ability to pay dividends. The Company was in compliance with all covenants under its Credit Facility, Second Lien Facility and the indenture governing the 10% Notes as of December 31, 2007.

NOTE 9 - STOCK─BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with APB 25, and related Interpretations.  Compensation expense was not recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123-R,  using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning in the first quarter of 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. Results for prior periods were not restated in conjunction with adoption of SFAS 123-R.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK─BASED COMPENSATION (Continued)

Stock-Based Compensation-Predecessor

Under the terms of the Merger Agreement, as of May 31, 2007, each outstanding share of the Predecessor’s common stock was converted into the right to receive an amount in cash of $25.95 (the “Merger Consideration”). All of the unvested stock options outstanding immediately prior to the Effective Date vested immediately prior to the Acquisition in accordance with the terms of the option grants.  Under the terms of the Merger Agreement, as of May 31, 2007, all stock options held by optionees that elected to receive cash consideration for their stock options were cancelled and the optionees received an amount equal to the product of (x) the number of shares subject to the option times (y) the Merger Consideration less the applicable per share exercise price, which totaled $25.0 million as of the Effective Date. Certain members of management elected to exchange options to purchase an aggregate of 598,472 shares of Predecessor common stock with a per share exercise price of $8.21 for options to purchase Neff Holdings’ common stock with an equivalent value (the “2007 Rollover Options”).  They did not receive any cash consideration as a result of the Acquisition with respect to the 2007 Rollover Options, and the exchange was treated as an equity contribution. The 2007 Rollover Options had an intrinsic value of $10.6 million as of the Effective Date. No additional compensation expense was recorded by the Company as a result of the exchange, as the fair value of the 2007 Rollover Options was not increased as a result of the exchange.

Immediately prior to the Transactions, the Company had approximately $3.9 million in total unrecognized compensation cost related to stock option grants under the Predecessor’s stock-based compensation plans. The consummation of the Acquisition accelerated the recognition of this stock compensation cost, which was included in selling, general and administrative expenses in the consolidated statements of operations for the period from January 1, 2007 to May 31, 2007 (Predecessor).  During the period January 1 to May 31, 2007, stock compensation expense related to the Company’s stock-based compensation awards was $4.9 million.  During the year ended December 31, 2006, stock compensation expense related to the Company’s stock-based compensation awards was $2.4 million.  Excluding the effect of the Transactions, during the period January 1 to May 31, 2007, no stock-based awards were granted, forfeited, or exercised. During the year ended December 31, 2006, no stock-based awards were forfeited or exercised.

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

Effective May 31, 2007, in connection with the exchange of the 2007 Rollover Options, options to purchase 598,472 shares of the Predecessor’s common stock with an exercise price of $8.21 per share were exchanged for options to purchase 1,551,701 shares of Neff Holdings common stock with an exercise price of $3.16 per share, which options are fully vested and exercisable.  In connection with the Acquisition, Neff Holdings assumed the Predecessor’s 2005 Stock Option Plan under which the 2007 Rollover Options were originally granted (the “2005 Option Plan”).  The 2007 Rollover Options continue to be subject to the terms of the 2005 Option Plan.  No additional compensation expense was recorded by the Company as a result of the exchange, as the fair value of the 2007 Rollover Options was not increased as a result of the exchange. The weighted average exercise price, aggregate intrinsic value and the weighted average remaining contractual life of the 2007 Rollover Options as of December 31, 2007 is $3.16, $10.6 million and 8 years, respectively.

Effective August 7, 2007, Neff Holdings granted options to certain employees of Neff Corp. to acquire 2,126,964 shares of Neff Holdings common stock (the “2007 Employee Options”).  The 2007 Employee Options will vest as follows: 25% will vest over time (6.25% of each employee’s 2007 Employee Options will vest on each of the first four anniversaries of May 31, 2007) and 75% will vest upon the achievement of certain earnings based targets. If the performance vesting component of the option does not vest prior to the eighth anniversary of the grant date, the option becomes fully exercisable on the day immediately preceding the eighth anniversary of the grant date, provided that the participant remains continuously employed in active service by Neff from the grant date through such date.  Upon a change in control of Neff Holdings, subject to the achievement by the Company of certain return-based performance targets, all options will fully vest and become exercisable. The 2007 Employee Options have an exercise price of $10.00 per share.  As of December 31, 2007, no 2007 Employee Options had vested or were exercisable.

On August 13, 2007, the Company modified the definition of the earning based targets of the 2007 Employee Options.  The modification did not affect the fair value of the 2007 Employee Options determined, as of August 7, 2007.

Effective August 22, 2007 Neff Holdings granted options to acquire 75,000 shares to three members of the Board of Directors (the “2007 Director Options,” together with the 2007 Employee Options, the “2007 Options”).  The 2007 Director Options will vest over time (25% of each 2007 Director Option will vest on each of the first four anniversaries of August 22, 2007).  Upon a change in control of Neff Holdings, subject to the achievement by the Company of certain return-based performance targets, all options will fully vest and become exercisable.  The 2007 Director Options have an exercise price of $10.00 per share.  As of December 31, 2007, no 2007 Director Options had vested or were exercisable.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK─BASED COMPENSATION (Continued)

The fair value of the 2007 Options at grant date was estimated using the Black-Scholes multiple option model. The following weighted average assumptions were used to value the 2007 Options: estimated fair value of underlying stock of $8.70, expected term of 8 years, risk free rate of 4.60%, volatility of 43.95% and no expected dividends or forfeitures.  The estimated weighted average fair value per option granted in 2007 was $4.63.  The risk free rate for periods within the contracted life of the options was based on the yield on U.S. Treasury securities to extrapolate a forward yield curve. As Neff Holdings’ common stock is privately held and there has been no history of exercises and forfeitures, volatility was based on the average volatilities of similar public entities and expected life was based on management estimates considering maximum contractual terms and vesting periods at grant date.

The weighted average exercise price and the weighted average remaining contractual life of options outstanding under the 2007 Option Plan as of December 31, 2007 was $10.00 and 10 years, respectively. As of December 31, 2007, Neff Holdings had options to acquire 3,753,665 shares outstanding that were granted to employees and non-employee directors of Neff Corp.  None of the 2007 Rollover Options or 2007 Options have been exercised or forfeited. The 2007 Options outstanding that were expected to vest as of December 31, 2007 had no intrinsic value.

The total compensation cost related to 2007 Options not yet recognized as of December 31, 2007 totaled approximately $9.4 million; that cost is expected to be recognized over a period of 4 years for the time vesting portion and 8 years for the performance vesting portion.  During the period June 1, 2007 to December 31, 2007, stock compensation expense related to the Company’s stock-based compensation awards was $0.8 million.  During the period June 1, 2007 to December 31, 2007, no stock-based awards were forfeited or exercised.

NOTE 10 - RETIREMENT PLAN

In February 1996, Neff adopted a qualified 401(k) profit sharing plan (the ‘‘401(k) Plan’’).  The 401(k) Plan covers substantially all employees of the Company. Participating employees may contribute to the 401(k) Plan through salary deductions. The Company may contribute, at its discretion, matching contributions equal to 50% of the employee’s contribution not to exceed 3% of the employee’s annual salary. The Company contributed approximately, $0.9 million, $0.8 million and $0.7 million to the 401(k) Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.  Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive income (loss) or net income (loss), depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

The Company has designated that the Interest Rate Swaps are cash flow hedges under SFAS 133. To record these Interest Rate Swaps as of December 31, 2007, the Company recorded the fair value of the derivative liability of $15.7 million in accrued expenses and other liabilities, offset by $9.6 million and $6.1 million in other comprehensive loss and deferred taxes, respectively. For the period June 1, 2007 to December 31, 2007, there was no hedge ineffectiveness recorded in earnings.

All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - COMPREHENSIVE (LOSS) INCOME

The computation of comprehensive (loss) income is as follows (in thousands):

	Successor	Predecessor
	Period June 1, 2007 to	Period January 1, 200 to	For the Year Ended December 31,
	December 31, 2007	May 31, 2007	2006	2005

Net (loss) income	$(77,880)	$(42,053)	$35,148	$(13,040)

Other comprehensive loss:
Change in fair value of Interest Rate Swaps, net of tax	(9,558)	-	-	-
Total other comprehensive loss	(9,558)	-	-	-
Comprehensive (loss) income	$(87,438)	$(42,053)	$35,148	$(13,040)

NOTE 13 - INCOME TAXES

The components of the benefit from income taxes are as follows (in thousands):

	Successor	Predecessor
	Period June 1, 2007 to	Period January 1, 2007 to	For the Year Ended December 31,
	December 31, 2007	May 31, 2007	2006	2005

Current	$-	$-	$(246)	$-
Deferred	15,610	23,131	(11,730)	5,071
Change in valuation allowance	-	-	17,067	(5,071)
Total	$15,610	$23,131	$5,091	$-

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Deferred Tax Assets
Net operating loss carryforwards	$75,649	$54,561
Alternative minimum tax credits	478	478
Interest rate swap liability	6,111	-
Intangible assets, allowance for bad debts and other	12,938	15,215
Total deferred tax assets	95,176	70,254
Valuation allowance	-	-
Deferred Tax Liabilities
Intangible assets	(50,619)	-
Prepaids	(498)	(466)
Depreciation	(72,780)	(66,014)
Net Deferred Tax (Liability) Asset	$(28,721)	$3,774

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - INCOME TAXES (Continued)

The Company had recorded a net deferred tax asset of approximately $17.1 million at December 31, 2005, which was completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable is periodically reassessed and accordingly, is adjusted in the period when changes in estimates of future taxable income or realization of such assets are identified and those changes could be material.

During 2006, the Company reversed approximately $17.1 million of its net deferred tax asset valuation allowance, which eliminated the remaining balance of the allowance.  SFAS No. 109 provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. For the year ended December 31, 2006, the Company had net income before income taxes of $30.1 million. In addition, the Company evaluated its forecast of pre-tax income based on historical cumulative positive pre-tax income before non-recurring items for the years ended December 31, 2006, 2005 and 2004, and a forecast of positive taxable income in the future.  As a result of that evaluation, the Company determined that it no longer required a deferred tax asset valuation allowance at December 31, 2006. Under the guidelines of SFAS 109, the Company reversed the remaining component of this valuation allowance through 2006 earnings by a credit to the Company’s income tax (provision) benefit.

Based on the Company’s historical cumulative positive pre-tax income before non-recurring items for the years ended December 31, 2007, 2006 and 2005 and a forecast of positive taxable income in the future, the Company has continued to conclude that it is more likely than not that it will realize its deferred tax assets prior to expiration and no valuation allowance has been recorded as of December 31, 2007.

As of December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $213.5 million expiring through 2027.

These carryforwards expire as follows (in thousands):

Expiration Date
2019	$2,377
2020	21,929
2021	35,514
2022	16,208
2023	-
2024	29,483
2025	30,396
2026	442
2027	77,112
Total	$213,461

Ownership changes have occurred, as defined by IRC Section 382, which can place limitations on the utilization of net operating losses. Following an ownership change, the limitation for any post-change year is generally an amount equal to the fair market value of the loss corporation multiplied by an IRS prescribed interest rate. However, based on the Company’s attributes (i.e. built-in gains existing as of the ownership change date) it does not expect the limitation to impede the use of its net operating loss carryforwards.

The following table summarizes the differences between the statutory federal income tax rate and the Company’s effective income tax rate (in thousands, except percent data):

	Successor		Predecessor
	Period June 1, 2007 to		Period January 1, 2007 to		For the Year Ended December 31,
	December 31, 2007		May 31, 2007		2006		2005
	Amt.	%	Amt.	%	Amt.	%	Amt.	%
Benefit at statutory federal income tax rate	$32,722	35.0	$22,814	35.0	$(10,520)	(35.0)	$4,434	34.0
Change in valuation allowance	-	-	-	-	17,067	56.8	(5,071)	(38.9)
State tax (provision) benefit, net	3,153	3.4	3,194	4.9	(1,473)	(4.9)	639	4.9
Non-deductible expenses	66	0.1	(2,921)	(4.5)	(21)	(0.1)	(64)	(0.5)
Impairments	(21,910)	(23.5)	-	-	-	-	-	-
Other	1,579	1.7	44	0.1	38	0.1	62	0.5
Total income tax benefit	$15,610	16.7	$23,131	35.5	$5,091	16.9	$-	-

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - INCOME TAXES (Continued)

The following table summarizes activity for the deferred tax valuation allowance (in thousands):

	Successor	Predecessor
	Period June 1, 2007 to December 31, 2007	Period January 1, 2007 to May 31, 2007	For the Year Ended December 31,
			2006	2005

Beginning balance	$-	$-	$17,067	$11,996
Additions	-	-	-	5,071
Deductions	-	-	(17,067)	-
Ending balance	$-	$-	$-	$17,067

Stock option settlements for the year ended December 31, 2007 generated an excess tax benefit of approximately $7.6 million.  Pursuant to footnote 82 of SFAS 123-R, this benefit was not recorded as the Company has federal and state net operating losses which are not currently being utilized.  As a result, the excess tax benefit had no impact on the Company’s financial position or statement of cash flows. Under SFAS 123-R, tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable.  No tax benefit related to excess tax deductions has been recognized for the year ended December 31, 2007.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair market value of financial instruments held by the Company at December 31, 2007 and 2006 is based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement of such financial instruments.  The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair values.

The fair value of the Company’s Credit Facility is assumed to be equal to its carrying value, as the interest rates approximate market rates. At December 31, 2007 and 2006 approximately $190.0 million and $163.5 million, respectively was outstanding under the Credit Facility.  As of December 31, 2007, the 10% Notes had a face value of $230.0 million and an estimated fair value of $125.6 million based on the trading price at December 31, 2007 and the Second Lien Facility had a face value of $290.0 million and an estimated fair value of $234.0 million based on quoted market prices.  As of December 31, 2006, the Company had 11¼% Notes with a face value of $245.0 million and an estimated fair value of $267.4 million, based on quoted market prices. The estimated fair value of the 13% subordinated notes outstanding at December 31, 2006 was $77.2 million, which approximated the carrying value.

NOTE 15 - RELATED-PARTY TRANSACTIONS AND OTHER COMMITMENTS

For the years ended December 31, 2007, 2006 and 2005 revenues from affiliated companies amounted to approximately $2.3 million, $1.1 million and $1.5 million, respectively. Included in accounts receivable are amounts from various companies related by virtue of common ownership, which amounted to $0.1 million and $0.4 million at December 31, 2007 and 2006, respectively.

Management Stockholders Agreement

In connection with the completion of the Transactions, Holdings Corp., entered into an agreement with certain members of Management Investors with respect to the shares of common stock of Holdings Corp. purchased by them. Holdings Corp. may be required to purchase all of a Management Investor’s stock in the event of the Management Investor’s death or disability. In addition, Holdings Corp. has the right to purchase all or a portion of a Management Investor’s stock upon the termination of such Management’s Investor’s active employment with the Company or the Company’s affiliates. The price at which the stock will be purchased will either be fair market value or original cost depending on the reason for the termination of employment. Holdings Corp. shall not be obligated to purchase any stock at any time to the extent that the purchase of such stock, or a payment to Holdings Corp. by one of its subsidiaries in order to fund such purchase, would render it unable to meet its obligations in the ordinary course of business, would result in a violation of law or a financing default, or if a financing default exists which prohibits such purchase or payment. The agreement also provides for transfer restrictions, drag-along rights, tag-along rights and piggyback registration rights.

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 - RELATED-PARTY TRANSACTIONS AND OTHER COMMITMENTS (Continued)

Operating Leases

The Company leases real estate, rental equipment and other equipment under operating leases.  Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental amounts. For leases with step rent provisions, under which the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term, including renewal options. As of December 31, 2007, future minimum rental payments under non-cancelable operating lease arrangements are as follows for the years ending December 31 (in thousands):

2008	$5,527
2009	4,658
2010	3,648
2011	3,076
2012	2,812
Thereafter	8,608
$28,329

Rental expense under operating lease arrangements amounted to approximately $2.5 million,  $3.6 million, $6.9 million and $12.7 million for the period June 1, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through May 31, 2007 and for the years ended December 31, 2006 and 2005 (Predecessor), respectively.

Litigation Matters

The Company is party to legal proceedings and potential claims arising in the ordinary course of business. The Company’s management does not believe that these matters will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Successor	Predecessor
	Period June 1, 2007 to	Period January 1, 2007 to May 31, 2007	For the Year Ended December 31,
	December 31, 2007		2006	2005
	(in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$32,896	$23,231	$50,484	$32,631

Cash paid for rental equipment additions:
Total fleet additions	$25,886	$66,725	$116,455	$152,417
Less amounts included in accounts payable and accrued expenses at December 31 for the Successor and prior year Predecessor periods and May 31, 2007 for the Predecessor period January 1, 2007 to May 31, 2007	(1,280)	(5,837)	(624)	(3,545)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year (Predecessor) and June 1 of current year (Successor)	5,837	624	3,545	3,433
Cash payments made for rental equipment additions	$30,443	$61,512	$119,376	$152,305

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 - RECAPITALIZATION AND ACQUISITION

    The Recapitalization in June 2005 resulted in net merger consideration paid to the selling shareholders and option holders of approximately $225.1 million.  As a result, Neff became a majority-owned subsidiary of Iron Merger Partnership, an affiliate of Odyssey Investment Partners, LLC. The merger consideration and repayment of previously outstanding indebtedness was funded with the investment from Iron Merger Partnership and certain co-investors of $97.3 million as well as borrowings by Neff of approximately $403.7 million.  The Recapitalization was accounted for as a leveraged recapitalization. The effects of the Recapitalization have been disclosed in the accompanying statements of operations, stockholders’ deficiency and cash flows for the year ending December 31, 2005 (Predecessor).

        On May 18, 2006, the Company acquired River City Connections, Inc., a rental equipment business with two locations in Sacramento, California, for $17.1 million after giving effect to post-closing purchase price adjustments. The purchase was funded through borrowings on the Predecessor credit facility. The acquired company was immediately merged with and into Valley Rents and Ready Mix, Inc. (“Valley Rents”), a Delaware corporation, which remained as the surviving entity and a wholly-owned subsidiary of Neff Rental, Inc.  On December 22, 2006, Valley Rents was merged into Neff Rental, Inc., with Neff Rental, Inc. remaining as the surviving entity.

The purchase price of $17.1 million was allocated to the assets acquired, mainly rental equipment, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess purchase price over the fair values of assets acquired and liabilities assumed of $8.7 million was allocated to goodwill.  As a result of the Transactions and application of purchase accounting, this goodwill was written off as of June 1, 2007.  (See Note 6, Goodwill)

The results of operations of the acquired business have been included in the Company’s consolidated statements of operations since the acquisition date and did not have a material impact on the Company’s results of operations.  The pro forma results of operations, assuming the acquisition took place at the beginning of the periods presented, were not significantly different from the Company’s reported results of operations.

NOTE 18 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of the quarterly operating results during 2007 and 2006 is as follows (in thousands):

	Predecessor		Successor
	Quarter Ended March 31, 2007	Period April 1, 2007 to May 31, 2007	Period June 1, 2007 to June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Revenues	$80,422	$54,236	$26,146	$81,415	$87,682
Gross profit	35,605	25,631	11,802	33,698	31,139
Income (loss) from operations	14,894	(365)	3,718	837	(58,294)
Net income (loss)	1,014	(43,067)	(2,070)	(9,412)	(66,398)

	2006
	1st	2nd	3rd	4th
Revenues	$77,660	$83,826	$85,319	$83,473
Gross profit	35,423	41,297	44,299	42,654
Income from operations	16,327	21,518	22,450	22,579
Net income	4,011	8,399	8,455	14,283

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On May 31, 2007, the Company issued the 10% Notes, and entered into the Senior Secured Credit Facilities (collectively, the “Guaranteed Debt”). Neff Rental LLC (“Neff LLC”), Neff Finance Corp (“Neff Finance”) and Neff Rental Inc. (“Neff Rental”) are guarantors of the Guaranteed Debt, and Neff Holdings is a guarantor under the Senior Secured Credit Facilities.  Both Neff Finance and Neff Rental are direct, 100% owned subsidiaries of Neff LLC. Neff LLC is the direct, 100% owned subsidiary of the Company.  The obligations of the guarantors in respect of the Guaranteed Debt are full and unconditional and joint and several with all existing and future guarantors.

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

In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act of 1933, as amended, the following tables present condensed consolidating financial information of (a) Neff, the issuer of the 10% Notes (the “Parent”), (b) Neff LLC and (c) Neff Rental (the “Guarantor Subsidiary”), in its capacity as guarantor of the 10% Notes:

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$364	$-	$2	$-	$366
Accounts receivable, net	49,093	-	-	-	49,093
Inventories	1,502	-	-	-	1,502
Rental equipment, net	338,226	-	-	-	338,226
Property and equipment, net	27,219	-	-	-	27,219
Investment in subsidiaries	-	17,344	17,344	(34,688)	-
Prepaid expenses and other assets	7,865	-	13,377	-	21,242
Goodwill	-	-	329,710	-	329,710
Intangible assets, net	-	-	129,792	-	129,792
(Due to) from affiliates	(192,603)	-	192,603	-	-
Total assets	$231,666	$17,344	$682,828	$(34,688)	$897,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$4,558	$-	$-	$-	$4,558
Accrued expenses and other liabilities	19,764	-	19,070	-	38,834
Credit facility	190,000	-	-	-	190,000
Second lien credit facility	-	-	290,000	-	290,000
10% senior notes	-	-	230,000	-	230,000
Deferred tax liability, net	-	-	28,721	-	28,721
Total liabilities	214,322	-	567,791	-	782,113
Stockholders’ equity
New Class A Common Stock	-	-	1	-	1
Member’s surplus	-	17,344	-	(17,344)	-
Additional paid-in capital	-	-	202,474	-	202,474
Accumulated retained earnings (deficit)	17,344	-	(77,880)	(17,344)	(77,880)
Accumulated other comprehensive loss	-	-	(9,558)	-	(9,558)
Total stockholders’ equity	17,344	17,344	115,037	(34,688)	115,037
Total liabilities and stockholders’ equity	$231,666	$17,344	$682,828	$(34,688)	$897,150

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
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

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 1, 2007 TO DECEMBER 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$158,290	$-	$-	$-	$158,290
Equipment sales	28,368	-	-	-	28,368
Parts and service	8,585	-	-	-	8,585
Total revenues	195,243	-	-	-	195,243

Cost of revenues
Cost of equipment sold	24,604	-	-	-	24,604
Depreciation of rental equipment	44,756	-	-	-	44,756
Maintenance of rental equipment	43,867	-	-	-	43,867
Costs of parts and service	5,377	-	-	-	5,377
Total cost of revenues	118,604	-	-	-	118,604
Gross profit	76,639	-	-	-	76,639

Other operating expenses
Selling, general and administrative expenses	45,324	-	-	-	45,324
Other depreciation and amortization	5,759	-	21,543	-	27,302
Impairment loss – intangibles	-	-	57,752	-	57,752
Total other operating expenses	51,083	-	79,295	-	130,378
Income (loss) from operations	25,556	-	(79,295)	-	(53,739)

Other expenses
Interest expense	8,621	-	28,691	-	37,312
Amortization of debt issues costs	377	-	2,062	-	2,439
Total other expenses	8,998	-	30,753	-	39,751

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	16,558	-	(110,048)	-	(93,490)
Benefit from income taxes	-	-	15,610	-	15,610
Equity earnings in subsidiaries	-	16,558	16,558	(33,116)	-
Net income (loss)	$16,558	$16,558	$(77,880)	$(33,116)	$(77,880)

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
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

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$275,397	$-	$-	$-	$275,397
Equipment sales	39,409	-	-	-	39,409
Parts and service	15,472	-	-	-	15,472
Total revenues	330,278	-	-	-	330,278

Cost of revenues
Cost of equipment sold	27,715	-	-	-	27,715
Depreciation of rental equipment	58,990	-	-	-	58,990
Maintenance of rental equipment	70,223	-	-	-	70,223
Costs of parts and service	9,677	-	-	-	9,677
Total cost of revenues	166,605	-	-	-	166,605
Gross profit	163,673	-	-	-	163,673

Other operating expenses
Selling, general and administrative expenses	74,897	-	-	-	74,897
Other depreciation and amortization	5,902	-	-	-	5,902
Total other operating expenses	80,799	-	-	-	80,799
Income from operations	82,874	-	-	-	82,874

Other expenses
Interest expense	12,513	38,217	-	-	50,730
Amortization of debt issues costs	865	1,222	-	-	2,087
Total other expenses	13,378	39,439	-	-	52,817

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	69,496	(39,439)	-	-	30,057
Benefit from income taxes	5,091	-	-	-	5,091
Equity earnings in subsidiaries	-	74,587	35,148	(109,735)	-
Net income (loss)	$74,587	$35,148	$35,148	$(109,735)	$35,148

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$229,802	$-	$-	$-	$229,802
Equipment sales	36,360	-	-	-	36,360
Parts and service	13,461	-	-	-	13,461
Total revenues	279,623	-	-	-	279,623

Cost of revenues
Cost of equipment sold	26,867	-	-	-	26,867
Depreciation of rental equipment	47,962	-	-	-	47,962
Maintenance of rental equipment	70,653	-	-	-	70,653
Costs of parts and service	8,093	-	-	-	8,093
Total cost of revenues	153,575	-	-	-	153,575
Gross profit	126,048	-	-	-	126,048

Other operating expenses
Selling, general and administrative expenses	67,871	-	-	-	67,871
Other depreciation and amortization	5,456	-	-	-	5,456
Recapitalization expenses	21,276	-	-	-	21,276
Total other operating expenses	94,603	-	-	-	94,603
Income from operations	31,445	-	-	-	31,445

Other expenses
Interest expense	9,414	23,549	-	-	32,963
Amortization of debt issues costs	1,273	5,419	-	-	6,692
Loss on debt extinguishment	842	3,988	-	-	4,830
Total other expenses	11,529	32,956	-	-	44,485

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	19,916	(32,956)	-	-	(13,040)
Benefit from income taxes	-	-	-	-	-
Equity earnings in subsidiaries	-	19,916	(13,040)	(6,876)	-
Net income (loss)	$19,916	$(13,040)	$(13,040)	$(6,876)	$(13,040)

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 1, 2007 TO DECEMBER 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$16,558	$16,558	$(77,880)	$(33,116)	$(77,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	50,515	-	-	-	50,515
Amortization of debt issue costs	377	-	2,062	-	2,439
Amortization of intangibles	-	-	21,543	-	21,543
Gain on sale of equipment	(3,764)	-	-	-	(3,764)
Provision for bad debt	1,099	-	-	-	1,099
Stock compensation expense	785	-	-	-	785
Deferred income taxes	-	-	(15,610)	-	(15,610)
Impairment loss – intangibles	-	-	57,752	-	57,752
Equity earnings in subsidiaries	-	(16,558)	(16,558)	33,116	-
Changes in operating assets and liabilities:
Accounts receivable	(6,092)	-	-	-	(6,092)
Inventories and other assets	(741)	-	2	-	(739)
Accounts payable and accrued expenses	(7,924)	-	(2,639)	-	(10,563)
Net cash provided by (used in) operating activities	50,813	-	(31,328)	-	19,485
Cash Flows from Investing Activities
Purchases of rental equipment	(30,443)	-	-	-	(30,443)
Proceeds from sale of equipment	28,368	-	-	-	28,368
Purchases of property and equipment	(378)	-	-	-	(378)
Acquisition of the Company by the sponsor	-	-	(371,907)	-	(371,907)
Net cash used in investing activities	(2,453)	-	(371,907)	-	(374,360)
Cash Flows from Financing Activities
Repayments under predecessor credit facility	(158,750)	-	-	-	(158,750)
Net borrowings under successor credit facility	190,000	-	-	-	190,000
Proceeds from second lien facility	-	-	290,000	-	290,000
Proceeds from 10% senior notes	-	-	230,000	-	230,000
Repayment of 11¼% second priority senior secured notes	-	(245,000)	-	-	(245,000)
Repayment of 13% senior subordinated notes	-	(80,000)	-	-	(80,000)
Proceeds from issuance of new Class A common stock	-	-	191,000	-	191,000
Capital contribution from parent	-	-	75	-	75
Payment of tender premiums	-	(42,600)	-	-	(42,600)
Debt issue costs	(4,728)	-	(14,912)	-	(19,640)
Due (from) to affiliates	(74,674)	367,600	(292,926)	-	-
Net cash (used in) provided by financing activities	(48,152)	-	403,237	-	355,085
Net increase in cash and cash equivalents	208	-	2	-	210
Cash and cash equivalents, beginning of period	156	-	-	-	156
Cash and cash equivalents, end of period	$364	$-	$2	$-	$366

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
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

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income	$74,587	$35,148	$35,148	$(109,735)	$35,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	64,892	-	-	-	64,892
Amortization of debt issue costs	865	1,222	-	-	2,087
Gain on sale of equipment	(11,694)	-	-	-	(11,694)
Provision for bad debt	1,369	-	-	-	1,369
Stock compensation expense	2,440	-	-	-	2,440
Equity earnings in subsidiaries	-	(74,587)	(35,148)	109,735	-
Recovery for hurricane losses	(1,000)	-	-	-	(1,000)
Accounts receivable	(5,337)	-	-	-	(5,337)
Changes in operating assets and liabilities:
Accounts receivable	(4,925)	-	-	-	(4,925)
Inventories and other assets	2,275	(1,510)	-	-	765
Accounts payable and accrued expenses	(9,998)	2	-	-	(9,996)
Net cash provided by (used in) operating activities	113,474	(39,725)	-	-	73,749
Cash Flows from Investing Activities
Purchases of rental equipment	(119,376)	-	-	-	(119,376)
Proceeds from sale of equipment	39,409	-	-	-	39,409
Purchases of property and equipment	(10,632)	-	-	-	(10,632)
Cash paid in connection with acquisition, net of cash acquired	(17,137)	-	-	-	(17,137)
Insurance proceeds for hurricane losses	1,057	-	-	-	1,057
Net cash used in investing activities	(106,679)	-	-	-	(106,679)
Cash Flows from Financing Activities
Borrowings under predecessor credit facility	34,565	-	-	-	34,565
Debt issue costs	-	(1,510)	-	-	(1,510)
Due (from) to affiliates	(41,235)	41,235	-	-	-
Net cash (used in) provided by financing activities	(6,670)	39,725	-	-	33,055
Net increase in cash and cash equivalents	125	-	-	-	125
Cash and cash equivalents, beginning of period	33	-	-	-	33
Cash and cash equivalents, end of period	$158	$-	$-	$-	$158

NEFF CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$19,916	$(13,040)	$(13,040)	$(6,876)	$(13,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	53,418	-	-	-	53,418
Amortization of debt issue costs	1,273	5,419	-	-	6,692
Gain on sale of equipment	(9,493)	-	-	-	(9,493)
Loss on debt extinguishment	842	3,988	-	-	4,830
Provision for bad debt	2,484	-	-	-	2,484
Stock compensation expense related to the redemption of stock options	17,951	-	-	-	17,951
Provision for hurricane losses	750	-	-	-	750
Equity earnings in subsidiaries	-	(19,916)	13,040	6,876	-
Changes in operating assets and liabilities:
Accounts receivable	(9,461)	-	-	-	(9,461)
Inventories and other assets	(13,125)	10,141	-	-	(2,984)
Accounts payable and accrued expenses	2,972	1,687	-	-	4,659
Net cash provided by (used in) operating activities	67,527	(11,721)	-	-	55,806
Cash Flows from Investing Activities
Purchases of rental equipment	(152,305)	-	-	-	(152,305)
Proceeds from sale of equipment	36,360	-	-	-	36,360
Purchases of property and equipment	(7,819)	-	-	-	(7,819)
Insurance proceeds for hurricane losses	300	-	-	-	300
Net cash used in investing activities	(123,464)	-	-	-	(123,464)
Cash Flows from Financing Activities
Repayments under previously outstanding credit facility	(101,502)	-	-	-	(101,502)
Borrowings under predecessor credit facility	128,935	-	-	-	128,935
Repayments of term loan	-	(52,384)	-	-	(52,384)
Borrowings under bridge loan	-	245,000	-	-	245,000
Repayment of bridge loan	(245,000)	-	-	-	(245,000)
Issuance of 11¼% second priority senior secured notes	245,000	-	-	-	245,000
Issuance of 13% senior subordinated notes	-	76,818	-	-	76,818
Redemption of 10¼% senior subordinated notes	-	(76,113)	-	-	(76,113)
Redemption of common and preferred stock	-	(203,362)	-	-	(203,362)
Redemption of stock options	-	(21,746)	-	-	(21,746)
Issuance of Class A common stock	-	97,250	-	-	97,250
Debt issue costs	(9,686)	(10,141)	-	-	(19,827)
Costs in connection with Recapitalization	-	(5,459)	-	-	(5,459)
Due (from) to affiliates	38,142	(38,142)	-	-	-
Net cash provided by financing activities	55,889	11,721	-	-	67,610
Net decrease in cash and cash equivalents	(48)	-	-	-	(48)
Cash and cash equivalents, beginning of period	81	-	-	-	81
Cash and cash equivalents, end of period	$33	$-	$-	$-	$33

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. As of December 31, 2007 our disclosure controls and procedures were effective.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.                                Other Information

None.

PART III

Item 10.                                Directors, Executive Officers and Corporate Governance

The following table and discussion provides information regarding our executive officers and members of our Board of Directors (ages as of March 24, 2008):

Name	Age	Position(s)
J.C. Mas	41	Chairman of the Board of Directors
Graham Hood	52	President, Chief Executive Officer and Director
Mark Irion	41	Vice President, Chief Financial Officer and Secretary
Mark F. Vassallo	45	Director
David H Cynn	38	Director
Kenneth M. Duberstein	63	Director
John L. Thomson	56	Director
Sophia Wong	35	Director
Kevin A. Landgraver	45	Director
Bryan Livingston	43	Director

J.C. Mas—Mr. Mas has served as our Chairman of the Board of Directors since the consummation of the Transactions. Prior to that time, he served as our President and Chief Executive Officer. Prior to joining us as President and CEO in 2002, Mr. Mas served in a variety of executive positions at MasTec, Inc., including as President of MasTec International. Mr. Mas is also on the board of directors of Miami Children’s Hospital.

Graham Hood—Mr. Hood has served as our Chief Executive Officer and President and as a director on our Board of Directors since the consummation of the Transactions. Mr. Hood joined Neff in 1995 as a Regional Vice President for the Southeastern Region and became our Chief Operating Officer in 2003. Mr. Hood has 29 years of industry experience, 17 years of which were with Hertz Equipment Rental Corporation.

Mark Irion—Mr. Irion has served as our Chief Financial Officer since 1999. He joined Neff in 1998 after being employed as Chief Financial Officer of Markvision Holdings, Inc., a computer distribution company, from 1994 to 1998. Prior to 1994, Mr. Irion was employed by Deloitte & Touche LLP.

Mark F. Vassallo—Mr. Vassallo joined our Board of Directors upon consummation of the Transactions.  Mr. Vassallo is currently a Managing Director at Lightyear Capital and currently serves on the boards of directors of Athilon Group Holdings, Antares Holdings Limited, BakerCorp, Delos Insurance Company, and The NAU Group. BakerCorp is controlled by affiliates of Lightyear Capital LLC. Prior to joining Lightyear Capital in 2003, Mr. Vassallo spent nearly 20 years at PaineWebber Group Inc. in a variety of positions.

David H Cynn—Mr. Cynn joined our Board of Directors upon consummation of the Transactions.  Mr. Cynn is currently a Managing Director at Lightyear Capital and currently serves on the boards of directors of BakerCorp. and a non-public affiliate of New Flyer Industries.  BakerCorp is controlled by affiliates of Lightyear Capital LLC. Prior to joining Lightyear Capital in 2002, Mr. Cynn worked as a mergers and acquisitions specialist at Morgan Stanley.

Kenneth M. Duberstein—Mr. Duberstein was elected to our Board of Directors on August 22, 2007.  Mr. Duberstein has served as Chairman and Chief Executive Officer of The Duberstein Group (consulting firm) since 1989. He was White House Chief of Staff in 1988 and 1989. Mr. Duberstein serves on the boards of the following public companies: The Boeing Company, ConocoPhillips, Mack-Cali Realty Corporation and The Travelers Companies, Inc.

John L. Thomson—Mr. Thomson joined our Board of Directors upon consummation of the Transactions.  Mr. Thomson has been a Partner at Norwest Equity Partners since 1984. He serves on the Board of Directors of Deep Rock Water Company, Jacobson Companies and Poet and Production Services Associates. Prior to joining Norwest Equity Partners in 1984, Mr. Thomson was in banking for 10 years with Norwest Bank as an active lender in the management buyout marketplace.

      Sophia Wong—Ms. Wong was elected to our Board of Directors on March 24, 2008.  Ms. Wong is currently a Managing Director of GE Asset Management.  Prior to joining GE Asset Management in 2005, from 1995 to 2005 Ms. Wong held several positions at General Electric Company in the areas of mergers and acquisitions, private equity and commercial and consumer finance.  Ms. Wong currently serves as a director for Engineous Software, Inc.

Kevin A. Landgraver—Mr. Landgraver was elected to our Board of Directors on August 22, 2007.  Since 2007, Mr. Landgraver has been the Chief Financial Officer of Argus Software, Inc., which is controlled by affiliates of Lightyear Capital LLC and Insight Venture Partners, a private equity firm focused on software and Internet services. In 2006 and 2007, Mr. Landgraver provided consulting services to Lightyear Capital LLC and other private equity firms. From September 2001 to May 2006, Mr. Landgraver was the Chief Financial Officer of Collegiate Funding Services, Inc., or CFS, an education finance company. During Mr. Landgraver’s tenure, CFS became publicly traded via an initial public offering. Until its sale to a strategic buyer in March 2006, CFS was controlled by affiliates of Lightyear Capital LLC. Prior to joining CFS, Mr. Landgraver was a Senior Vice President with Wachovia Corporation.

Bryan Livingston—Mr. Livingston was elected to our Board of Directors on August 22, 2007.  Mr. Livingston has been the President and Chief Executive Officer of BakerCorp since 2004 and currently serves on its board of directors. BakerCorp is a leading provider of containment, pump and filtration solutions. Mr. Livingston joined BakerCorp in 1998 as a Director of Business Development and, in 2002, became its Chief Operating Officer. BakerCorp is controlled by affiliates of Lightyear Capital LLC. Prior to joining BakerCorp, Mr. Livingston worked in the chemical industry serving in finance, operations and marketing management capacities.

Board Structure

Our Board of Directors consists of nine directors, and Mr. Mas serves as the Chairman. Our Board of Directors includes an Audit Committee and a Compensation Committee. Lightyear and certain affiliated funds currently have the power to control our affairs and policies. Lightyear and affiliated funds also control the election of our directors. A majority of the members of our Board of Directors are representatives of Lightyear. See “Item 1A. Risk Factors—Risks Relating to Business—We are controlled by a major stockholder, whose interests may conflict with the interests of our creditors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Mr. Wiederecht, an employee of GE Asset Management, joined our Board of Directors upon consummation of the Transactions. On March 24, 2008, Mr. Wiederecht voluntarily resigned from our Board of Directors and, in connection with his resignation and effective March 24, 2008, Ms. Wong was elected to fill this vacancy.

Audit Committee

Our Audit Committee consists of four members, Messrs. Cynn, Landgraver, Livingston and Thomson.  Mr. Landgraver serves as the chairman of this committee, and the Board of Directors has determined that Mr. Landgraver qualifies as an “audit committee financial expert” as defined under rules and regulations of the SEC.  On March 24, 2008, Mr. Wiederecht voluntarily resigned from the Audit Committee.  No successor has been elected to fill this vacancy.

The duties and responsibilities of our Audit Committee include, among other responsibilities, recommending the appointment or termination of the engagement of independent auditors, otherwise overseeing the independent auditor relationship and reviewing significant accounting policies and controls.

Compensation Committee

Our Compensation Committee consists, as of March 24, 2008, of three members, Messrs. Cynn, Thomson and Landgraver.  Mr. Cynn serves as the chairman of this committee.  The duties and responsibilities of our Compensation Committee include, among other responsibilities, setting the executive compensation policy, reviewing and approving the compensation of our executive officers and overseeing and administering Neff Holdings’ 2007 Stock Option Plan.  In 2007, since the date of the Acquisition, the non-management members of the Board of Directors functioned as our Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

As of the date of this Annual Report on Form 10-K, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We are not required to adopt such a code, and our Board of Directors believes a formal code of ethics would not provide significant value to our sole stockholder.

Management Equity Commitment

In connection with the Transactions, nine members of management, or the Management Investors, including Messrs.  Mas, Hood and Irion, exchanged options to purchase our stock, or the Neff Options, having an aggregate value of approximately $10.6 million (based on the merger consideration of $25.95 per share paid in the Acquisition less the applicable per share exercise price of their Neff Options), in exchange for options to purchase shares of Neff Holdings’ stock, or Neff Holdings’ Options. Each Management Investor also executed a copy of the Management Stockholder’s Agreement and a registration rights agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 11.                                Executive Compensation

Compensation Discussion and Analysis

General Overview

The following discussion describes the philosophy, objectives and elements of our executive compensation program.

During fiscal 2006 and the period in fiscal 2007 prior to the Transactions, the compensation committee of the Predecessor’s Board of Directors (the “Predecessor Compensation Committee”) was responsible for developing, implementing and administering our cash and equity compensation policies. The Predecessor Compensation Committee’s responsibilities included, among other things, determining the cash and equity compensation paid to our executive officers, establishing and administering our incentive programs and reviewing and approving all stock options and other awards pursuant to our equity compensation plans.

Following the Transactions, all compensation decisions for our executive officers were made by the non-management members of our Board of Directors and compensation decisions for prospective Board members were made by the full Board of Directors.  On March 24, 2008, our Board of Directors established a Compensation Committee whose members consist of two non-employee directors who are employed by affiliates of our majority stockholders and one independent director.  As used herein, the term “Compensation Committee” refers to both the members of our Board of Directors that performed the equivalent functions of a compensation committee following the Transactions as well as our newly elected Compensation Committee.

In connection with the Transactions in 2007, new compensation arrangements were negotiated with Mr. Mas, our Chairman of the Board of Directors, Mr. Hood, our Company’s Chief Executive Officer, and Mr. Irion, our Chief Financial Officer. In addition, all outstanding awards under our former stock option plan were cancelled and converted into the right to receive cash payments with respect to such awards as further described below under “Elements of Executive Compensation—Long-Term Incentive Option Awards.” However, certain members of management, including our named executive officers, (as defined under “Summary Compensation Table” below), elected to roll over a portion of their options for the right to acquire equity in Holdings Corp. as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Philosophy and Objectives of Our Executive Compensation Program

Our executive compensation program is designed based upon the following principles to accomplish the objectives described below:

●
Provide competitive compensation to attract, retain and motivate executives of outstanding ability.  Our Compensation Committee believes that we should provide industry-competitive compensation to our executive officers, including our named executive officers, in order to attract, retain and motivate executives of outstanding ability for us to continue to be successful.  Therefore, the Compensation Committee establishes the executives’ base salaries, and targets the executives’ bonuses and long-term incentive option awards, at levels that are competitive in the marketplace.

●
Link compensation to achievement of our financial and business goals.  Our Compensation Committee believes that a significant portion of executive compensation should be performance-based and determined by both the Company’s and the executive’s individual performance.  Therefore, the executives’ bonuses (other than with respect to Mr. Mas) are determined based on the Company’s financial performance and the executive’s individual performance (measured by the executive’s contribution to the Company’s achievement of financial and other goals) during the relevant performance year.  Mr. Mas was guaranteed annual compensation of at least $700,000 pursuant to his employment agreement.  See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Employment Agreement with J.C. Mas.”  In addition, the majority of the stock options issued to our executive officers, including our named executive officers, have performance vesting features with accelerated vesting based on our achievement of certain financial performance targets, principally with respect to EBITDA, during the applicable performance year.  In order to further this objective, we clearly communicate what is expected of executives with respective to goals and results.

●
Align the interests of management and shareholders through equity-based compensation linked directly to our performance.  The Compensation Committee believes that the interests of our executive officers should be aligned with those of our stockholders.  Accordingly, a significant portion of the total compensation for our named executive officers is in the form of performance-based stock options.  We believe that this component of our executive compensation program provides capital accumulation linked directly to the Company’s long-term financial performance and aligns the interests of our executive officers with those of our stockholders.

Elements of Executive Compensation

General

Our executive compensation consists of base salary, annual bonus, long-term incentive option awards and certain perquisites and benefits.  We choose these elements to remain competitive in attracting and retaining executive talent and to provide strong performance incentives.

In setting executive compensation, the Compensation Committee considers the aggregate amount of compensation payable to an executive officer and the form of the compensation. The Compensation Committee seeks to achieve the appropriate balance between immediate cash rewards for the achievement of the Company’s and the individual executive’s objectives and long-term equity-based incentives that align the interests of our executive officers with those of our stockholders.  The Compensation Committee determines the size of each element by reviewing market practice, as well as our and the executive’s individual performance during the relevant performance year.  The Compensation Committee also decides, as appropriate, whether and how to modify the relative mix of compensation elements to best fit an executive officer’s specific circumstances.

The level of incentive compensation typically increases in relation to each executive officer’s level of responsibilities, with the level of long-term incentive compensation for more senior executive officers being a greater percentage of total compensation than for less senior executive officers. The Compensation Committee believes that this structure is standard for other companies in our industry.  This approach also provides flexibility in determining total compensation on an annual basis for executive officers based on our financial performance, which the Compensation Committee believes results in part from the policy decisions and leadership of our executive officers.

Base Salary

We use base salary as the foundation for our executive compensation program.  We believe that base salary provides a fixed level of compensation that reflects the level of the executive officer’s primary duties and responsibilities.  Base salaries for executive officers are reviewed annually and may be adjusted at the discretion of the Compensation Committee to reflect promotions, assignment of additional responsibilities, individual performance and/or the performance of the Company.

During 2006, the Predecessor Compensation Committee raised the base salaries of Messrs. Irion and Hood and, in connection with the Transactions, new compensation arrangements were negotiated with Messrs. Mas, Hood and Irion.  The Compensation Committee may in the future, raise these salaries above the amounts set forth in such executive officer’s employment agreement. See “—Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table.”

Annual Bonuses

Our annual bonuses are designed to reward our executive officers for the Company’s and the executive’s individual performance and provide flexibility for the Compensation Committee to determine appropriate bonus levels.  These annual bonuses are designed to reward management for achievement.  Bonus determinations for our executive officers are made only after the conclusion of the preceding fiscal year, typically in February or March, after the Compensation Committee has been given adequate time to review our preliminary financial results and performance for the fiscal year then ended. In fiscal 2007, prior to the establishment of our current Compensation Committee, bonuses were awarded by the non-management members of our Board of Directors in March 2008 for their performance in 2007.

Pursuant to his employment agreement in effect prior to the consummation of the Transactions, Mr. Mas was guaranteed an annual bonus of at least $700,000 for 2007. The Board of Directors and the Compensation Committee have the ability, in their discretion, to award Mr. Mas a bonus in excess of this amount, based on his individual performance and/or the performance of the Company.  See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table—Employment Agreement with J.C. Mas.”

For more information on these annual bonuses, see “—Summary Compensation Table” and its corresponding footnotes.

Long-Term Incentive Equity Awards

In connection with the Recapitalization in 2005, we adopted the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options to purchase shares of our common stock in the form of incentive or nonqualified stock options were granted to our named executive officers and other employees.

Upon the consummation of the Transactions, all of the options granted under the 2005 Stock Option Plan vested and became exercisable.  In connection with the Transactions, certain executive officers and other employees exchanged a portion of the options granted under the 2005 Stock Option Plan for new options to purchase shares of Holdings Corp., which options are currently vested and exercisable.  The remaining portion of their options under the 2005 Stock Option Plan were cancelled in exchange for a cash payment.

In connection with the Transactions, Holdings Corp. adopted a stock option plan, or the 2007 Stock Option Plan, under which our employees (including our named executive officers), independent contractors and non-employee directors are eligible to receive options to acquire Holdings Corp. common stock. Unless previously terminated by the Board of Directors, the 2007 Stock Option Plan will terminate on the tenth anniversary of its approval by Holdings Corp. stockholders.

Our named executive officers received stock option grants under the 2007 Stock Option Plan on August 7, 2007.  These option grants are divided as follows: 25% time-based vesting and 75% performance-based vesting. Of the time-based vesting options, 6.25% of such option will vest on each of the first four anniversaries of May 31, 2007. Of the performance-based vesting options, 18.75% of such options may vest at the end of each calendar year 2007 through 2010 based on the achievement of applicable performance targets, provided that options may also vest in subsequent years based on achievement of cumulative performance targets. If the performance-based vesting option does not become vested and exercisable prior to the eighth anniversary of the grant date, such option will become fully exercisable on the day immediately preceding the eighth anniversary of the grant date, provided that the participant remains continuously employed in active service by us from the grant date through such date. Upon a change in control of Holdings Corp., subject to the achievement by the Sponsor of certain return-based performance targets, all options will fully vest and become exercisable.

Other Compensation

Perquisites

In 2007 and 2006, we provided only minimal perquisites to our named executive officers. Mr. Mas received reimbursement for automobile allowance. Messrs. Hood and Irion received reimbursement for automobile allowance and employer matching payment for our 401(k) plan.  Historically, executives have been eligible to receive liability insurance (liability coverage under our directors and officers liability insurance policies).

Other Benefits

Our named executive officers have been eligible for the same benefit plans provided to other employees, including insurance plans and supplemental plans chosen and paid for by employees who wish to have additional coverage.

Post-Employment Benefits

Our named executive officers’ employment agreements, discussed under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” contain severance benefits that are triggered under certain circumstances.  The Compensation Committee believes that these benefits are appropriate and consistent with the severance benefits offered to similarly situated executive officers at other companies in our industry.

Impact of Accounting and Tax Treatment

Accounting Treatment

Our financial statements include the expense for awards of  options to our employees and directors. We account for those awards in accordance with SFAS No. 123-R.

Tax Treatment

Under Section 162(m) of the Internal Revenue Code, publicly held corporations may not take a tax deduction for compensation in excess of $1 million paid to the Chief Executive Officer or the other three most highly compensated executive officers (other than our Chief Financial Officer) unless that compensation meets the Internal Revenue Code’s definition of “performance-based” compensation. Section 162(m) allows a deduction for compensation to a specified executive that exceeds $1 million only (1) if it is paid solely upon attainment of one or more performance goals, (2) if it is paid pursuant to a qualifying performance-based compensation plan adopted by the compensation committee and (3) the material terms, including the performance goals, of such plan are approved by the Company’s common stockholders before payment of the compensation. The Predecessor Compensation Committee considered deductibility under Section 162(m) with respect to compensation arrangements for executive officers. The Predecessor Compensation Committee and Compensation Committee, as applicable, believed that it was in our best interest for the Predecessor Compensation Committee and Compensation Committee, as applicable,  to retain their flexibility and discretion to make compensation awards to foster achievement of performance goals established by the Predecessor Compensation Committee and Compensation Committee, as applicable, (which may include performance goals defined in the Internal Revenue Code) and other corporate goals the Predecessor Compensation Committee and Compensation Committee, as applicable, deemed important to our success, such as encouraging employee retention, rewarding achievement of nonquantifiable goals and achieving progress with specific projects. We believe that option grants qualify as performance-based compensation and are not subject to any deductibility limitations under Section 162(m).

Compensation Committee Report

The Compensation Committee and other non-management members of the Board of Directors have reviewed the Compensation Discussion and Analysis and discussed this Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for 2007. This report is provided by the non-management members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

Our Predecessor Compensation Committee consisted of Messrs. Muzzafar Mirza, William Hopkins, and Douglas Hitchner, who were employees of Odyssey Investment Partners, LLC.  Following the Transactions, executive compensation was determined by the non-management members of our Board of Directors, including J.C. Mas who is a member of the Mas family (See “Item 13. Certain Relationships and Related Transactions, and Director Independence”), Messrs. Vassallo and Cynn, who are employees of Lightyear and Mr. Thomson, who is an employee of an affiliate of Norwest Equity Partners. In fiscal 2007, there were no compensation committee interlocks.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us or on behalf of our Chairman, President and Chief Executive Officer and Chief Financial Officer (collectively, the “named executive officers”) during fiscal 2007 and 2006.

Name and Principal Position	Fiscal Year	Salary		Bonus (4)	Option Awards (5)	All Other Compensation		Total
Graham Hood, President and Chief Executive Officer	2007	$393,750	(2)	$244,000	$576,624	$18,600	(6)	$1,232,974
	2006	256,538		315,000	233,541	20,512	(6)	825,591
Mark Irion, Chief Financial Officer	2007	$290,000		$180,000	$658,807	$17,400	(7)	$1,146,207
	2006	236,539	(3)	290,000	233,541	17,400	(7)	777,480
J.C. Mas, Chairman (1)	2007	$700,000		$700,000	$2,554,013	$12,000	(8)	$3,966,013
	2006	700,000		900,000	1,197,670	12,000	(8)	2,809,670

(1)
Prior to the consummation of the Acquisition, Mr. Mas served as our President and Chief Executive Officer.  Amounts reflected in the table above for the 2006 fiscal year reflect compensation awarded for Mr. Mas’ service in these executive capacities.  Mr. Mas served as our Chief Executive Officer until May 31, 2007 and after that date became the Chairman of the Board of Directors.  All of Mr. Mas’ compensation in 2007 was for his service as our Chief Executive Officer and Chairman of the Board of Directors.

(2)	Represents $131,250 under a base salary of $315,000 through May 31, 2007 and, upon Mr. Hood's new employment agreement, effective at the closing of the transactions, $262,500 under a base salary of $450,000.

(3)	Represents earnings based on Mr. Irion's annual base salary of $225,000, which was subsequently increased to $290,000 in 2006.

(4)	Represents bonus amounts paid in March of the subsequent year with respect to performance in the fiscal year indicated on the table.

(5)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 and 2006 fiscal years related to stock options granted to each of the named executives in 2007 and 2006 as well as prior fiscal years, in accordance with SFAS 123-R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting compensation expense for these awards and do not correspond to the actual value that will be realized by the named executives.

(6)	Represents, for each year indicated, $6,600 relating to our contribution to the 401(k) Plan and $12,000 in auto allowance and for 2006 only, $1,912 in travel allowance.

(7)	Represents, for each year indicated, $6,600 relating to our contribution to the 401(k) Plan and $10,800 in auto allowance.

(8)	Represents, for each year indicated, $12,000 in auto allowance.

Grants of Plan-Based Awards for 2007

The following table sets forth information regarding grants of plan-based awards made to our named executive officers in 2007.

		Estimated Future Payouts Under Equity Incentive Plan Awards: Number of Securities Underlying Options (2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date (1)	Target (#)
Graham Hood	8/7/07	393,782	131,261	$10.00	2,444,075

Mark Irion	8/7/07	218,768	72,923	$10.00	1,357,821

J.C. Mas	8/7/07	262,522	87,507	$10.00	1,629,385

(1)
As a result of a modification of the definition of certain earnings-based targets in the 2007 Stock Option Plan on August 13, 2007, the measurement date for these grants was determined to be August 13, 2007, with no modification in the related measurement price.

(2)
Represents the performance-based options granted under the 2007 Stock Option Plan to the named executive officers.  For a description of the vesting terms of these options, see“Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Terms of Option Awards.”

(3)
Represents the time-based options granted under the 2007 Stock Option Plan to the named executive officers.   For a description of the vesting terms of these options, see“Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Terms of Option Awards.”

(4)
Reflects the grant date fair value of each option award computed in accordance with SFAS 123-R. The assumptions used in the valuation of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. These amounts do not purport to reflect the value that will be recognized by the named executive officers upon sale of the underlying securities.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreement with Graham Hood. In connection with the Transactions, Mr. Hood entered into an employment agreement that became effective at the closing of the Transactions under which Mr. Hood was appointed our Chief Executive Officer. Prior to the new employment agreement, Mr. Hood’s annual base salary was $315,000.  Mr. Hood’s three-year employment agreement automatically renews annually for successive one-year periods, unless either party delivers notice of non-renewal within specified periods. The employment agreement provides for an annual base salary of $450,000 and an annual bonus amount to be determined in the discretion of the Board of Directors. In addition, Mr. Hood is entitled to the same benefits and indemnification available to our other executives. Mr. Hood’s agreement provides for a grant of an option to purchase 2.25% of the outstanding shares of Holdings Corp. pursuant to the terms of the Holdings Corp.’s 2007 Stock Option Plan. If Mr. Hood is terminated by us (i) without cause, as defined in the agreement, or Mr. Hood terminates his employment, (ii) for good reason, as defined in the agreement, or (iii) due to the non-extension of the initial term or the term as extended thereafter, as defined in the agreement, he is entitled to a severance payment in the amount of two times his annual salary and annual bonus amount, payable in thirty-six monthly installments and to receive continued health and welfare and car allowance benefits for twenty four months. Mr. Hood is subject to certain restrictive covenants, including a covenant not to compete with us for a period of thirty-six months following the termination of his employment.

Employment Agreement with Mark Irion. Mr. Irion, our Chief Financial Officer, has an employment agreement with us, which provides for an annual base salary of $290,000. In connection with the Transactions, Mr. Irion’s employment agreement was amended to extend the term of the agreement for three years, which term automatically renews annually for successive one-year periods unless either party delivers notice of non-renewal, and to implement the severance provisions described below. Mr. Irion is also entitled to receive bonuses in the discretion of the Board of Directors and to participate in our employee benefit plans and be indemnified to the same extent as other similarly situated executives. If his employment is terminated without cause, or by Mr. Irion for good reason, each as defined in the agreement, including under certain circumstances during the three-year period following the closing of the Transactions, Mr. Irion will be entitled to receive a lump-sum severance payment in the amount of three times his annual salary and bonus amount and to receive continued health, welfare and car allowance benefits for a period of thirty-six months. In the event of a change of control combined with the existence of certain factors, Mr. Irion may voluntarily terminate his employment and be entitled to $1.6 million in severance payments. Mr. Irion is subject to certain restrictive covenants, including a covenant not to compete with us for a period of thirty-six months (as provided in the Management Stockholders’ Agreement) following the termination of his employment.

Employment Agreement with J.C. Mas. In connection with the Transactions, Mr. Mas entered into an employment agreement that became effective at the closing of the Transactions under which Mr. Mas was appointed Chairman of our Board of Directors. Mr. Mas’ annual base salary prior to the Transactions was $700,000.  Mr. Mas’ three-year employment agreement automatically renews annually for successive one-year periods, unless either party delivers notice of non-renewal within specified periods. The employment agreement provides for an annual base salary of $700,000 for fiscal year 2007, $600,000 for fiscal year 2008, $437,500 for fiscal year 2009 and $375,000 for fiscal year 2010 and any year thereafter. His annual bonus will be equal to the amount of his annual base salary. In addition, Mr. Mas is entitled to the same benefits and indemnification available to our other executives. If Mr. Mas (i) is terminated without cause, as defined in the agreement, (ii) terminates his employment for good reason, as defined in the agreement or (iii) is terminated due to the non-extension of the initial term or term of his agreement, as defined in the agreement he is entitled to a lump sum severance payment of $2.1 million payable in thirty-six equal installments and to receive continued health, welfare and car allowance benefits for up to thirty-six months. Mr. Mas is subject to certain restrictive covenants, including a covenant not to compete with us for a period of thirty-six months following the termination of his employment.

Terms of Option Awards  Effective August 7, 2007, Holdings Corp. granted options to certain Company employees to acquire 2,126,964 shares of Holdings Corp.’s common stock (the “2007 Employee Options”).  The 2007 Employee Options will vest as follows: 25% will vest over time (6.25% of each employee’s 2007 Employee Options will vest on each of the first four anniversaries of May 31, 2007) and 75% will vest upon the achievement of certain earnings based targets.  If the performance vesting component of the option does not vest prior to the eighth anniversary of the grant date, the option becomes fully exercisable on the day immediately preceding the eighth anniversary of the grant date; provided that the participant remains continuously employed in active service by Neff from the grant date through such date.  Upon a change in control of Neff Holdings, subject to our achievement of certain return-based performance targets, all options will fully vest and become exercisable. Outside of the context of a change in control, and subject to our achievement of certain return-based performance targets, options may be exercised within 180 days following a holder’s termination of employment for any reason other than for cause, disability or death. The 2007 Employee Options have an exercise price of $10.00 per share.  As of December 31, 2007, no 2007 Employee Options had vested or were exercisable and, during the period from June 1, 2007 to December 31, 2007, no stock-based awards were forfeited or exercised. On August 13, 2007, the Company modified the definition of the earning based targets of the 2007 Employee Options.  The modification did not affect the fair value of the 2007 Employee Options determined, as of August 7, 2007.

Outstanding Equity Awards at December 31, 2007

The following table provides information regarding our named executive officers’ unexercised stock options as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Graham Hood	—	525,043	393,782	10.00	8/7/2017
	109,648	—		3.16	6/1/2015

Mark Irion	—	291,691	218,768	10.00	8/7/2017
	144,832	—		3.16	6/1/2015

J.C. Mas	—	350,029	262,522	10.00	8/7/2017
	1,140,350	—		3.16	6/1/2015

(1)
The amounts set forth in this column reflect the number of shares underlying time-based options granted to the named executive officers under the 2005 Stock Option Plan prior to the Transactions. In connection with the Transactions, in May 2007, all time-based options vested, and our named executive officers exchanged a portion of such options for new options to purchase shares of Holdings Corp., which options are currently vested and exercisable. The remaining portion of their options under the 2005 Stock Option Plan were cancelled in exchange for a cash payment.

(2)
The amounts set forth in this column reflect the number of time-based options and the performance-based options granted under the 2007 Stock Option Plan to the  named executive officers that remained unvested as of December 31, 2007. The time-based options become exercisable in equal annual installments on each of the first four anniversary dates of May 31, 2007 to occur following the date of grant, so long as the optionee continues to provide services to us as of such date.   Of the performance-based vesting options, 18.75% of such options may vest at the end of each calendar year 2007 through 2010 based on the achievement of applicable performance targets, provided that options may also vest in subsequent years based on achievement of cumulative performance targets.  In 2007, no performance-based options vested.  See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Terms of Option Awards - Terms of Option Awards”  for a discussion of the vesting terms of these options.

Option Exercises and Stock Vested in 2007

The following table provides information regarding the amounts received by our named executive officers upon the exercise of stock options and the vesting of stock awards in 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Graham Hood	112,346	2,114,283	—	—
			—	—
Mark Irion	113,776	2,261,505	—	—

J.C. Mas	611,067	13,515,010	—	—

(1)
Upon the consummation of the Transactions in May 2007, all of the options granted under the 2005 Stock Option Plan vested and became exercisable.  In connection with the Transactions, our named executive officers and other employees exchanged a portion of the options granted under the 2005 Stock Option Plan for new options to purchase shares of Holdings Corp., which options are currently vested and exercisable.  The remaining portion of their options under the 2005 Stock Option Plan were cancelled in exchange for a cash payment.  For purposes of this table, we have treated all of the options outstanding and vested at the completion of the Transactions as “exercised.”

(2)
Under the terms of the Merger Agreement, as of May 31, 2007, each outstanding share of the Predecessor’s common stock was converted into the right to receive an amount in cash of $25.95 (the “Merger Consideration”). All of the unvested stock options outstanding immediately prior to the Effective Date vested immediately prior to the Transactions in accordance with the terms of the option grants.  Under the terms of the Merger Agreement, as of May 31, 2007, all stock options held by optionees that elected to receive cash consideration for their stock options were cancelled and the optionees received an amount equal to the product of (x) the number of shares subject to the option times (y) the Merger Consideration less the applicable per share exercise price.

(3)
Our stock is not publicly traded, and there was no valuation at December 31, 2007.  The amounts shown in this column are based on the $10.00 per share purchase price paid on May 31, 2007 in connection with the Transactions.

Potential Payments Upon Termination or Change in Control

For an explanation of benefits payable upon termination or change in control, see the summary of our employment agreements with the named executive officers and the discussion of the terms of our option awards in “—Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table.”

Compensation of Directors

Following the Transactions, we became a wholly-owned subsidiary of Holdings Corp., a privately-help company.  Our then-current directors resigned, and we elected Messrs. Cynn, Thomson, Vassallo and Wiederecht to our Board.  Mr. Mas was appointed as Chairman.  None of the employee directors or directors representing our majority stockholders receives any additional remuneration for serving as a director.

In August 2007, we elected three outside directors to our board, Messrs. Duberstein, Landgraver and Livingston, each of whom was granted the option to purchase 25,000 shares of Holdings Corp.’s common stock pursuant to the terms of the 2007 Stock Option Plan and the right to purchase, by September 30, 2007, 20,000 shares of Holdings Corp.’s common stock at a price of $10.00 per share.  Mr. Landgraver exercised the stock purchase right and purchased 7,500 shares of Holdings Corp.’s common stock on September 26, 2007.  In addition to the option grants and stock purchase right, we agreed to pay to each outside director an annual fee of $50,000 for serving as a director, a fee of $1,000 for each board meeting attended plus reasonable expenses and an annual fee of $3,000 for each board committee meeting attended on which such director serves plus reasonable expenses.

The following table provides a summary of compensation paid to the members of the Board of Directors for the year ended December 31, 2007.  The table shows amounts earned by or paid to such persons for services rendered in all capacities in which they served.

Name	Fees Paid in Cash ($)(1)	Option Awards ($)(3)	Total ($)
David H Cynn(1)	—	—	—
Kenneth M. Duberstein(2)	$25,000	$12,155	$25,000
Kevin A. Landgraver(2)	$26,238	$12,155	$26,238
Bryan Livingston(2)	$25,881	$12,155	$25,881
J.C. Mas(1)	—	—	—
John L. Thomson(1)	—	—	—
Mark F. Vassallo(1)	—	—	—
David W. Wiederecht(1)	—	—	—

(1)
None of Messrs. Cynn, Mas, Thomson, Vassallo or Wiederecht were compensated for their service as a director of Neff Corp.  Messrs. Cynn and Vassallo serve on the Board of Directors as representatives of Lightyear Capital LLC.  Messrs. Thomson and Wiederecht are representatives of Norwest Equity Partners VIII, LP and General Electric Pension Trust, respectively.  Upon consummation of the Transactions, Lightyear Capital LLC, Norwest Equity Partners VIII, LP and General Electric Pension Trust collectively own a majority equity interest in the Company's parent, Holdings Corp.

(2)
Messrs. Duberstein, Landgraver and Livingston receive an annual fee of $50,000 plus $1,000 for each Board meeting attended and $3,000 for each committee meeting attended.  They also receive reimbursement for expenses for transportation to and from Board meetings and lodging while attending meetings.

(3)
Represents the dollar amounts recognized by the Company for financial statement reporting purposes for the fiscal year ended December 31, 2007.  On August 22, 2007, Messrs. Duberstein, Landgraver and Livingston were each awarded 25,000 stock options. As of December 31, 2007, none of the two options had vested or were exercisable.

Item 12.                                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a wholly-owned subsidiary of Holdings Corp. The following table sets forth information with respect to the beneficial ownership of voting equity interests of Holdings Corp. by (i) each person or entity known to us to beneficially hold five percent or more of equity interests of Holdings Corp., (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.

Under the Securities and Exchange Commission rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise noted, the address of each beneficial owner is 3750 N.W. 87th Avenue, Suite 400, Miami, FL 33178.

The following table sets forth the beneficial ownership of Holdings Corp. as of March 24, 2008:

Name and Address of Beneficial Owner	Beneficial Ownership of Common Stock	Percentage of Common Stock
Lightyear Capital LLC(1)	9,500,000	46.0%
General Electric Pension Trust(2)	4,800,000	23.2%
Norwest Equity Partners VIII, LP(3)	4,300,000	20.8%
J.C. Mas(4)	1,140,350	5.5%
Graham Hood(4)	109,648	*
Mark Irion(4)	144,832	*
Mark F. Vassallo(5)	—	—
David H Cynn(5)	—	—
Kenneth M. Duberstein	—	—
John L. Thomson(6)	—	—
Sophia Wong(7)	—	—
Kevin A. Landgraver(8)	7,500	*
Bryan Livingston	—	—
All directors and executive officers of Neff Corp. as a group (10 persons)	1,402,330	6.8%

*	Less than 1.0%.

(1)
Includes 9,458,200 shares indirectly  held by Lightyear Fund II, L.P. and 41,800 shares indirectly held by Lightyear Co-Invest Partnership L.P. The address of Lightyear Capital LLC and its affiliated funds is 375 Park Avenue, New York, NY 10152.

(2)
Includes 4,800,000 shares indirectly held by General Electric Pension Trust ("GEPT"), a New York common law trust for the benefit of the employees and retirees of General Electric Company, a New York corporation ("GE"), and its subsidiaries. GE Asset Management Incorporated, a Delaware corporation and wholly-owned subsidiary of GE ("GEAM"), is a registered investment adviser and acts as Investment Manager for GEPT. GEAM may be deemed to beneficially share ownership of the shares owned by GEPT. GE expressly disclaims beneficial ownership of all shares owned by GEPT. GEPT’s address is c/o GE Asset Management Incorporated, 3001 Summer Street, Stamford, CT 06905.

(3)	Includes 4,300,000 shares indirectly held Norwest Equity Partners VIII, LP whose address is Norwest Equity Partners, 80 South 8th Street, Suite 3600, Minneapolis, Minnesota 55405.

(4)	Reflects options to purchase equity in Holdings Corp., all of which are currently vested and exercisable.

(5)
Excludes 9,500,000 shares  indirectly held by affiliates of Lightyear Capital LLC, of which Mr. Vassallo and Mr. Cynn are affiliated and each of whom disclaims beneficial ownership of these shares and has no pecuniary interest in these shares.

(6)
Excludes 4,300,000 shares indirectly held by Norwest Equity Partners VIII, LP, of which Mr. Thompson is affiliated. Mr. Thompson disclaims beneficial ownership of these shares and has no pecuniary interest in these shares.

(7)
Excludes 4,800,000 shares indirectly held by General Electric Pension Trust. The investment manager of General Electric Pension Trust is GE Asset Management Incorporated, of which Ms. Wong is a managing director.  Ms. Wong disclaims beneficial ownership of these shares and has no pecuniary interest in these shares.

(8)	On September 26, 2007, Mr. Landgraver purchased 7,500 shares of Holding Corp.’s common stock.

Item 13.              Certain Relationships and Related Transactions, and Director Independence

We currently sell and lease construction equipment to MasTec, Inc., an affiliate of ours of which 42% is owned by the Mas family. These sales and leases are at fair market rates and contain no unusual discounts or premiums. Revenues from these transactions amounted to approximately $1.5 million for the year ended December 31, 2005, $1.1 million for the year ended December 31, 2006 and $2.3 million for the year ended December 31, 2007.

Also, included in accounts receivable are amounts from MasTec, Inc. and its subsidiaries. The total amounts owed from MasTec, Inc. and its subsidiaries were $0.4 million, $0.4 million and $0.1 million at December 31, 2005, 2006 and 2007, respectively.

We entered into an employment agreement with Mr. J.C. Mas, and Mr. Mas also is eligible to participate in certain equity compensation arrangements, in each case as described in this Annual Report on Form 10-K under the caption in “Management—Employment Agreements and Post-Employment Benefits.”

We and our Audit Committee have adopted written procedures regarding related party transactions. Pursuant to those procedures, any related party transaction that would materially impact our financial statements is required to be brought to the attention of the Audit Committee by our management. For each related party transaction presented for approval, we will consider all relevant factors including whether the proposed transaction would be entered into in the ordinary course of our business on customary business terms, whether any related party has been or will be involved in the negotiation of the proposed transaction on our behalf, and whether the proposed transaction appears to have been negotiated on an arms-length basis without interference or influence on us by any related party. We may condition our approval on any restrictions we deem appropriate, including receiving assurances from any related party that he or she will refrain from participating in the negotiation of the proposed transaction on our behalf and in the ongoing management of the business relationship on our behalf should the proposed transaction be approved. If after a transaction has been completed we discover that it is a related party transaction, our management will promptly advise our Audit Committee. In that case, we may honor that contractual commitment if entered into in good faith by an authorized representative, but we may impose appropriate restrictions on the continued maintenance of the business relationship similar to those described above.

Limited Liability Company Agreement

In connection with the Transactions, affiliates of the Sponsor, General Electric Pension Trust, or General Electric, and Norwest Equity Partners VIII, LP, or Norwest, entered into an amended and restated limited liability company agreement for our ultimate parent company, Holdings LLC. Under the limited liability agreement the initial management committee consists of nine members. Five designees were chosen by the Sponsor, one designee was chosen by General Electric or its affiliates, one designee was chosen by Norwest or its affiliates and there will be two representatives of management to be selected at the sole discretion of the Sponsor. The management committee consists of the same individuals as our board of directors.

The management committee will manage and control the business and affairs of Holdings LLC’s investments and will have the power to, among other things, amend the limited liability company agreement, approve any significant corporate transactions, and appoint officers. It will also be able to delegate such authority by agreement or authorization.

The limited liability company agreement provides for general transfer restrictions, rights of first offer, tag-along rights, drag-along rights, and preemptive rights for the Sponsor, General Electric and Norwest.

Management Stockholders’ Agreement

In connection with the completion of the Transactions, Holdings Corp., entered into an agreement with the Management Investors with respect to the shares of common stock of Holdings Corp. purchased by them. Holdings Corp. may be required to purchase all of a Management Investor’s stock in the event of the Management Investor’s death or disability. In addition, Holdings Corp. has the right to purchase all or a portion of a Management Investor’s stock upon the termination of such Management’s Investor’s active employment with us or our affiliates. The price at which the stock will be purchased will either be fair market value or original cost depending on the reason for the termination of employment. Holdings Corp. shall not be obligated to purchase any stock at any time to the extent that the purchase of such stock, or a payment to Holdings Corp. by one of its subsidiaries in order to fund such purchase, would render it unable to meet its obligations in the ordinary course of business, would result in a violation of law or a financing default, or if a financing default exists which prohibits such purchase or payment. The agreement also provides for transfer restrictions, drag-along rights, tag-along rights and piggyback registration rights.

Registration Rights Agreement

Holdings Corp. entered into a registration rights agreement with Holdings LLC, General Electric and Norwest pursuant to which Holdings LLC and certain other parties have demand registration rights and piggyback registration rights exercisable on or after an initial public offering of Holdings Corp. The registration rights agreement also provides that Holdings Corp. will indemnify Holdings LLC and the other parties, any underwriter and certain other persons. Certain members of management also have piggyback registration rights as provided in the registration rights agreement.

Transaction and Advisory Fee Agreement

Upon completion of the Transactions, the Sponsor and certain other investors entered into a transaction and advisory fee agreement with us relating to certain advisory and consulting services to be rendered to us. In consideration of those services, we agreed to pay the Sponsor and certain other investors an aggregate per annum advisory fee of $2.5 million. In connection with or in anticipation of a change of control or an initial public offering, the Sponsor may elect to receive a lump sum termination payment equal to the net present value of the annual monitoring for a period of five years after such election. We also paid the Sponsor upon completion of the Transactions a transaction fee plus all out-of-pocket expenses incurred by the Sponsor prior to the completion of the Transactions for services rendered by the Sponsor in connection with the consummation of the Transactions. The Sponsor may also provide advisory and consulting services in connection with any merger, acquisition, disposition, recapitalization, issuance of securities, financing or similar transaction and the parties will negotiate in good faith the fee for any such services. We have also agreed to indemnify the Sponsor and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by the Sponsor of its services pursuant to the agreement. The transaction and monitoring fee agreement will terminate at such time after the Sponsor and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 5% of the voting power of our outstanding voting stock.

Director Independence

The Company’s Board of Directors is comprised of J.C. Mas, Graham Hood, Mark F. Vassallo, David H Cynn, Kenneth M. Duberstein, Sophia Wong, John L. Thomson, Kevin A. Landgraver and Bryan Livingston.  Messrs. Mas and Hood are employees of the Company and would not be considered independent for purposes of the New York Stock Exchange Listings Standards.  The Company is not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.

Item 14.                                Principal Accounting Fees and Services

Our independent auditor fee pre-approval policy provides for an annual process through which the Audit Committee evaluates and pre-approves the nature, scope and fees associated with the annual audit of the Company’s financial statements and other audit related services. The Audit Committee pre-approves all other audit and permissible non-audit services provided by our independent auditors as required by the SEC. These services may include audit services, audit related services, tax services and other permissible services. None of the services described below under the captions “Audit-Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to the provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more of its members.

Aggregate fees billed to the Company for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates are as follows:

	2007	2006	2005
Audit fees(1)	$688,350	$685,000	$267,500
Audit-related fees(2)	366,742	223,753	25,000
Tax fees(3)	41,250	63,914	55,000
All other fees	—	—	—
Total fees	$1,096,342	$972,667	$347,500

(1)
Audit Fees for each of fiscal 2007, 2006 and 2005 consist of fees and expenses for professional services in connection with the audit of the annual financial statements, reviews of the Company’s quarterly reports filed on Form 10-Q and reviews of registration statements and other periodic filings with the Securities and Exchange Commission.

(2)
Audit Related Fees for fiscal 2007 and 2006 consist of fees for consultation on certain procedures performed by the Company that were not directly related to the audit. Audit Related Fees for fiscal 2006 include fees for advisory services related to the Company’s filing of Forms S-4 and S-1.  Audit Related Fees for fiscal 2007 include fees for advisory services related to the Company’s filing of Forms S-4.

(3)	Tax fees include fees for filing property taxes.

Pre-Approval of Services

Before the independent auditor is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee pre-approves the engagement.  The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting.  The Audit Committee may establish pre-approval policies and procedures regarding non-audit services and the Audit Committee must be informed of each non-audit service provided by the independent auditor. All our audit-related fees and tax fees were pre-approved by the current and predecessor Audit Committee.

Item 15.                                Exhibits, Financial Statement Schedules

(a)           The following documents are being filed as part of this Annual Report on Form 10-K.

1.           Consolidated Financial Statements.  Financial statements and supplementary data required by this Item 15 are set forth at the pages indicated in Item 8 above.

2.           Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b)           Exhibits

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

10.10
$350,000,000 Credit Agreement, dated May 31, 2007, among Neff Corp., LYN Holdings Corp., the other parties thereto, the financial institutions party thereto, Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as syndication agent, CIBC Inc. and UBS Securities LLC, as documentation agents, Bank of America Securities LLC, GE Capital Markets, Inc. and UBS Securities LLC, as joint lead arrangers and joint book runners, and CIBC World Markets Corp., as co-manager. (previously filed as Exhibit 10.10 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

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

10.15
$290,000,000 Credit Agreement, dated May 31, 2007, among Neff Corp., LYN Holdings Corp., the other parties thereto, the financial institutions party thereto, Bank of America, N.A. as Agent, General Electric Capital Corporation, as syndication agent, CIBC Inc. and UBS Securities LLC, as documentation agents, Bank of America Securities LLC, and CIBC World Markets Corp., as joint lead arrangers and joint book runners, and GE Capital Markets, Inc. and UBS Securities LLC, as co-managers (previously filed as Exhibit 10.15 to Neff Corp.’s Registration Statement on Form S-4, File No. 333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

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

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1
Subsidiaries of the Company (previously filed as Exhibit 21.1 to Neff Corp.’s Registration Statement on Form S-4, File No.  333-144428, with the SEC on July 9, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEFF CORP.

Dated: March 27, 2008	By:	/s/ GRAHAM HOOD
Graham Hood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GRAHAM HOOD	Chief Executive Officer and Director	March 27, 2008
Graham Hood	(Principal Executive Officer)

/s/ MARK IRION	Chief Financial Officer	March 27, 2008
Mark Irion	(Principal Financial Officer and Principal Accounting Officer)

/s/ J.C. MAS	Director	March 27, 2008
J.C. Mas

/s/ DAVID H CYNN	Director	March 27, 2008
David H Cynn

/s/ KENNETH M. DUBERSTEIN	Director	March 27, 2008
Kenneth M. Duberstein

/s/ KEVIN LANDGRAVER	Director	March 27, 2008
Kevin A. Landgraver

/s/ BRYAN LIVINGSTON	Director	March 27, 2008
Bryan Livingston

/s/ JOHN L. THOMSON	Director	March 27, 2008
John L. Thomson

/s/ MARK F. VASALLO	Director	March 27, 2008
Mark F. Vassallo

	Director	March 27, 2008
Sophia Wong

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its sole security holder an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.