Form 10-Q
period 2008-03-31
NEFF CORP
filed 2008-05-05
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008                                                     OR

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
☒ Yes                                ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                                ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There is no established public trading market for any of the common stock of the registrant.  As of May 2, 2008, all of the outstanding common stock of the registrant was owned by Neff Holdings Corp.

NEFF CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

INDEX

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 (Successor) and for the three months ended March 31, 2007 (Predecessor)	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 (Successor) and for the three months ended March 31, 2007 (Predecessor)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4T.	Controls and Procedures	32
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$66	$366
Accounts receivable, net of allowance for doubtful accounts of $2,123 in 2008 and $1,614 in 2007	40,488	49,093
Inventories	1,483	1,502
Rental equipment, net	328,592	338,226
Property and equipment, net	29,082	27,219
Prepaid expenses and other assets	21,269	21,242
Goodwill	329,710	329,710
Intangible assets, net	122,793	129,792
Total assets	$873,483	$897,150

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$6,979	$4,558
Accrued expenses and other liabilities	50,697	38,834
Credit facility	181,600	190,000
Second lien credit facility	290,000	290,000
10% senior notes	230,000	230,000
Deferred tax liability, net	17,098	28,721
Total liabilities	776,374	782,113

Stockholder’s equity
Class A Common Stock; $.01 par value; 25,000 shares authorized; 1,000 shares issued and outstanding	1	1
Additional paid-in capital	202,945	202,474
Accumulated deficit	(90,594)	(77,880)
Accumulated other comprehensive loss, net of tax	(15,243)	(9,558)
Total stockholder’s equity	97,109	115,037
Total liabilities and stockholder’s equity	$873,483	$897,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Predecessor
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Revenues
Rental revenues	$56,084	$62,352
Equipment sales	9,379	14,599
Parts and service	3,339	3,471
Total revenues	68,802	80,422

Cost of revenues
Cost of equipment sold	7,587	10,062
Depreciation of rental equipment	18,232	15,131
Maintenance of rental equipment	16,729	17,470
Cost of parts and service	2,094	2,154
Total cost of revenues	44,642	44,817
Gross profit	24,160	35,605

Other operating expenses
Selling, general and administrative expenses	19,750	18,957
Other depreciation and amortization	9,627	1,754
Total other operating expenses	29,377	20,711
(Loss) income from operations	(5,217)	14,894

Other expenses
Interest expense (including related party interest of $2,502 for 2007)	15,002	12,627
Amortization of debt issue costs	484	536
Total other expenses	15,486	13,163

(Loss) income before income taxes	(20,703)	1,731
Income taxes	7,989	(717)
Net (loss) income	$(12,714)	$1,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Cash Flows from Operating Activities
Net (loss) income	$(12,714)	$1,014
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20,860	16,885
Amortization of debt issue costs	484	536
Amortization of intangibles	6,999	-
Gain on sale of equipment	(1,792)	(4,536)
Provision for bad debt	745	11
Stock compensation expense	471	609
Deferred income taxes	(7,989)	592
Changes in operating assets and liabilities:
Accounts receivable	7,860	4,201
Inventories and other assets	(492)	(437)
Accounts payable and accrued expenses	5,773	15,432
Net cash provided by operating activities	20,205	34,307
Cash Flows from Investing Activities
Purchases of rental equipment	(16,993)	(46,680)
Proceeds from sale of equipment	9,379	14,599
Purchases of property and equipment	(4,491)	(9,625)
Net cash used in investing activities	(12,105)	(41,706)
Cash Flows from Financing Activities
Net repayments under successor credit facility	(8,400)	-
Net borrowings under predecessor credit facility	-	7,300
Net cash (used in) provided by financing activities	(8,400)	7,300
Net decrease in cash and cash equivalents	(300)	(99)
Cash and cash equivalents, beginning of period	366	158
Cash and cash equivalents, end of period	$66	$59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Neff Corp. and its wholly-owned subsidiaries (“Neff” or the “Company”) own and operate equipment rental locations throughout the southern and western regions of the United States. The Company also sells used equipment, parts and merchandise and provides ongoing repair and maintenance services.

As a result of the acquisition of the Company discussed in Note 2, the Company is referred to as the “Predecessor” for periods prior to June 1, 2007 and as the “Successor” for periods since June 1, 2007.  The Company presents its results for the three months ended March 31, 2008 differently than its results for the same period in 2007, due to a change in accounting basis when purchase accounting was applied to the acquisition of the Company.  In accordance with purchase accounting, historical carrying values of assets acquired and liabilities assumed are adjusted to fair value, which may yield results that are not comparable on a period to period basis.  The Predecessor financial period refers to the period from January 1, 2007 through May 31, 2007 prior to completion of the acquisition of the Company. The Successor financial period refers to the period from June 1, 2007 through March 31, 2008, following completion of the acquisition of the Company.

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Successor’s audited financial statements.  The condensed consolidated interim financial statements as of March 31, 2008 and for the three months ended March 31, 2008 (Successor) as well as the three months ended March 31, 2007 (Predecessor) are unaudited.  However, in the Company’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14145), filed with the United States Securities and Exchange Commission (“SEC”) on March 27, 2008. The results of operations for the interim period are not necessarily indicative of the results which may be reported for the year ending December 31, 2008.

All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make  estimates and assumptions  that affect the reported  amounts of assets and  liabilities and disclosure of contingent assets and liabilities at the date of the  financial  statements  and the  reported  amounts of  revenues  and expenses  during the reporting period. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of the unaudited condensed consolidated financial statements including those related to depreciation, derivative financial instruments, bad debts, goodwill and intangible assets, income taxes, self-insurance, contingencies and reserves for claims.  Management relies on historical experience and other assumptions believed to be reasonable under the circumstances in making its judgments and estimates. Actual results could differ from those estimates.

Recognition of Revenue

The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectibility is probable.

Rental revenues in the unaudited condensed consolidated statements of operations include revenue earned on equipment rentals and rental equipment pick-up and delivery fees. Revenue earned on equipment rentals is recognized as earned over the contract period which may be daily, weekly or monthly. Revenue earned on rental equipment pick-up and delivery fees are recognized at the time the services are provided.

Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

Sales taxes collected are not included in reported sales.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - BASIS OF PRESENTATION (Continued)

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008.  The partial adoption of SFAS 157 is not expected to materially affect how the Company determines fair value and it had no material impact on the Company’s unaudited condensed consolidated financial statements, but the partial adoption did result in additional required disclosures, see Note 10 - Fair Value Disclosures.  The Company is currently evaluating the impact that the adoption of SFAS 157, as it relates to non-financial assets and liabilities, will have on its unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent.  It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity.  SFAS 160 is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively.  The Company is currently evaluating the impact that adoption of SFAS 160 may have on its unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”), which will replace SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141-R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141-R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141-R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141-R is not permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141-R. The Company is currently evaluating the impact that adoption of SFAS 141-R may have on its unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - BASIS OF PRESENTATION (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning December 1, 2008. As SFAS 161 relates specifically to disclosures, SFAS 161 will have no impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2 – ACQUISITION OF THE COMPANY

On March 31, 2007, Neff Corp. entered into a definitive merger agreement (the “Merger Agreement”) under which affiliates of Lightyear Capital LLC (“Lightyear”), a private equity firm, and certain other investors (collectively, the “Sponsor”) agreed to acquire all of the outstanding shares of Neff Corp. (the “Acquisition”).  The transaction closed on May 31, 2007 (the “Effective Date”).

On the Effective Date, LYN Holdings Corp., now known as Neff Holdings Corp. (“Neff Holdings”), acquired all of the outstanding shares of the Predecessor for approximately $935.9 million in total consideration.  Neff Holdings has no operations and is owned by Neff Holdings LLC (“Holdings”), certain members of senior management and members of our Board of Directors.  The following transactions (the “Transactions”) occurred as of the Effective Date in connection with the Acquisition:

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

The unaudited condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007 and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 show the results of the Successor. The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 show the results of the Predecessor.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2008 are not comparable to prior periods as they are presented on a different basis due to the application of purchase accounting as of June 1, 2007.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – ACQUISITION OF THE COMPANY (Continued)

The sources and uses of funds for the Acquisition are as follows (in millions):

Sources of Funds

Credit Facility	$214.3
Second Lien Facility	290.0
10% Notes	230.0
Equity contributions	201.6
Total sources	$935.9

Uses of Funds

Purchase of equity	$366.8
Repayment of indebtedness	501.8
Tender premiums	42.6
Transaction costs	24.7
Total uses	$935.9

The Acquisition has been accounted for as a purchase in accordance with the SFAS No. 141 and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” which resulted in a revaluation of the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition.  The Acquisition and the preliminary allocation of the purchase price of $935.9 million were recorded on June 1, 2007.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. The Company has recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for the customer list, trademarks and tradenames.

Allocation of the purchase price for the Acquisition of the Company was based on estimates of the fair value of the net assets acquired. During the period from June 1, 2007 to December 31, 2007, the Company recorded adjustments to the initial purchase price allocation related to deferred taxes and other items for $8.3 million.  The purchase price has been allocated as of December 31, 2007 and March 31, 2008 as follows (in millions):

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management with the assistance of independent third-party valuation specialists.  The carrying amount and accumulated amortization of intangible assets as of March 31, 2008, consisted of the following (in thousands, except as noted):

	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2008 (Successor)
Indefinite life:
Trademarks and tradenames	N/A	$31,552	$-	$31,552
Finite-life:
Customer list	12	119,783	(28,542)	91,241
Total intangible assets		$151,335	$(28,542)	$122,793

During the three months ended March 31, 2008, amortization expense related to the customer list was $7.0 million.

The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list.  Accumulated amortization and expected future annual amortization expense is as follows (in thousands):

Accumulated amortization at March 31, 2008	$28,542

Amortization expense:
Remainder of 2008	20,996
2009	18,605
2010	13,199
2011	9,254
2012	5,732
2013	3,206
2014 through 2018	20,249
Total	$119,783

NOTE 4 - STOCK-BASED COMPENSATION

  During the three months ended March 31, 2008 (Successor) and 2007 (Predecessor), the stock compensation expense relating to the Company’s stock-based compensation awards was $0.5 million and $0.6 million, respectively.  During the three months ended March 31, 2008, no stock-based awards were granted, forfeited or exercised.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information is provided in the following table (in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Cash paid for rental equipment additions:
Total fleet additions	$16,185	$52,947
Less amounts included in accounts payable and accrued expenses at March 31	(472)	(6,891)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year	1,280	624
Cash payments made for rental equipment additions	$16,993	$46,680

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.  Additionally, the fair value adjustments will affect either stockholder’s equity as accumulated other comprehensive income (loss) or net income (loss), depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

The Company has designated the Interest Rate Swaps as cash flow hedges under SFAS 133. To record these Interest Rate Swaps as of March 31, 2008, the Company recorded the fair value of the derivative liability of $25.0 million in accrued expenses and other liabilities, offset by $15.2 million and $9.8 million in other comprehensive loss and deferred taxes, respectively. For the three months ended March 31, 2008, there was no hedge ineffectiveness recorded in earnings.

All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - DEBT

Debt consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands, except percent data):

	March 31, 2008	December 31, 2007
$350.0 million revolving Credit Facility with interest ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 1.5% (4.55% at March 31, 2008 and 6.74% at December 31, 2007) due 2013	$181,600	$190,000
Second Lien Facility with interest ranging from the lender’s prime rate plus 2.5% to LIBOR plus 3.5% due 2014	290,000	290,000
10% Notes due 2015	230,000	230,000
Total indebtedness	$701,600	$710,000

As part of the Acquisition, the Company refinanced all of its previously outstanding indebtedness with proceeds from the Transactions.

Neff entered into a  new $350.0 million Credit Facility on May 31, 2007, which is guaranteed by Neff’s parent company, Neff Holdings, and Neff’s  subsidiaries and secured by a first priority security interest in substantially all of Neff’s assets. Interest on the Credit Facility is due quarterly, and the Credit Facility matures in May 2013.

Neff also entered into a new $290.0 million Second Lien Facility on May 31, 2007, which is guaranteed by Neff’s parent company, Neff Holdings, and Neff’s subsidiaries and secured by a first priority security interest in substantially all of Neff’s assets. The interest rate on the Second Lien Facility was 8.4% at March 31, 2008 and December 31, 2007, respectively.  Due to the Interest Rate Swaps, the total interest rate payable for the Second Lien Facility at March 31, 2008 was 9.121% which included a 5.621% fixed rate (see Note 6 – Derivative Financial Instruments) and a 3.5% base rate.  Interest on the Second Lien Facility is due quarterly, and the Second Lien Facility matures in November 2014.

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

The Company’s Credit Facility, Second Lien Facility and the indenture governing its 10% Notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness, capital expenditures and asset sales, and restricting the ability to pay dividends. The Company was in compliance with all covenants under its Credit Facility, Second Lien Facility and the indenture governing the 10% Notes as of March 31, 2008.

NOTE 8 - COMPREHENSIVE (LOSS) INCOME

The computation of comprehensive (loss) income is as follows (in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31,2007

Net (loss) income	$(12,714)	$1,014

Other comprehensive loss:
Change in fair value of Interest Rate Swaps, net of tax	(5,685)	-
Total other comprehensive loss	(5,685)	-
Comprehensive (loss) income	$(18,399)	$1,014

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - INCOME TAXES

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	March 31, 2008	December 31, 2007

Deferred Tax Assets
Net operating loss carryforwards	$78,516	$75,649
Alternative minimum tax credits	478	478
Interest rate swap liability	9,745	6,111
Intangible assets, allowance for bad debts and other	12,858	12,938
Total deferred tax assets	101,597	95,176
Valuation allowance	-	-
Deferred Tax Liabilities
Intangible assets	(47,889)	(50,619)
Prepaids	(654)	(498)
Depreciation	(70,152)	(72,780)
Net Deferred Tax (Liability) Asset	$(17,098)	$(28,721)

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. As of March 31, 2008 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. In the event the Company were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. To the Company’s knowledge, there are no income tax examinations currently in process.

NOTE 10 - FAIR VALUE DISCLOSURES

The Company used the following methods and assumptions in estimating the Company’s fair value disclosure for financial assets and liabilities:

Second Lien Facility and 10% Notes. The fair value of the Second Lien Facility and the 10% Notes are based on quoted market prices.

Interest Rate Swaps. The Interest Rate Swaps are valued utilizing pricing models taking into account inputs such as interest rates and notional amounts.

The following table reflects the carrying amounts and fair values of certain financial liabilities as of March 31, 2008 and December 31, 2007 (in thousands).  The carrying values of all other financial assets and liabilities approximate their fair value.

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Lien Facility	$290,000	$195,025	$290,000	$234,030
10% Notes	230,000	110,400	230,000	125,649
Interest Rate Swaps	24,987	24,987	15,668	15,668

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - FAIR VALUE DISCLOSURES (Continued)

SFAS 157 establishes a framework for measuring fair value that requires that those assets and liabilities measured at fair value should be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

The following table provides fair value measurement information as of March 31, 2008 (in thousands):

Fair Value Measurements Using:
Quoted
Prices in
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps	$—	$24,987	$—

NOTE 11 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On May 31, 2007, the Company issued the 10% Notes and entered into the Senior Secured Credit Facilities (collectively, the “Guaranteed Debt”). Neff Rental LLC (“Neff LLC”), Neff Finance Corp (“Neff Finance”) and Neff Rental Inc. (“Neff Rental”) are guarantors of the Guaranteed Debt, and Neff Holdings is a guarantor under the Senior Secured Credit Facilities.  Both Neff Finance and Neff Rental are direct, 100% owned subsidiaries of Neff LLC. Neff LLC is the direct, 100% owned subsidiary of the Company.  The obligations of the guarantors in respect of the Guaranteed Debt are full and unconditional and joint and several with all existing and future guarantors.

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

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
BALANCE SHEET AS OF MARCH 31, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$64	$-	$2	$-	$66
Accounts receivable, net	40,488	-	-	-	40,488
Inventories	1,483	-	-	-	1,483
Rental equipment, net	328,592	-	-	-	328,592
Property and equipment, net	29,082	-	-	-	29,082
Investment in subsidiaries	-	16,792	16,792	(33,584)	-
Prepaid expenses and other assets	8,210	-	13,059	-	21,269
Goodwill	-	-	329,710	-	329,710
Intangible assets, net	-	-	122,793	-	122,793
(Due to) from affiliates	(186,440)	-	186,440	-	-
Total assets	$221,479	$16,792	$668,796	$(33,584)	$873,483

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$6,979	$-	$-	$-	$6,979
Accrued expenses and other liabilities	16,108	-	34,589	-	50,697
Credit facility	181,600	-	-	-	181,600
Second lien credit facility	-	-	290,000	-	290,000
10% senior notes	-	-	230,000	-	230,000
Deferred tax liability, net	-	-	17,098	-	17,098
Total liabilities	204,687	-	571,687	-	776,374
Stockholder’s equity
Class A Common Stock	-	-	1	-	1
Member’s surplus	-	16,792	-	(16,792)	-
Additional paid-in capital	-	-	202,945	-	202,945
Accumulated retained earnings (deficit)	16,792	-	(90,594)	(16,792)	(90,594)
Accumulated other comprehensive loss	-	-	(15,243)	-	(15,243)
Total stockholder’s equity	16,792	16,792	97,109	(33,584)	97,109
Total liabilities and stockholder’s equity	$221,479	$16,792	$668,796	$(33,584)	$873,483

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
BALANCE SHEET AS OF DECEMBER 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$364	$-	$2	$-	$366
Accounts receivable, net	49,093	-	-	-	49,093
Inventories	1,502	-	-	-	1,502
Rental equipment, net	338,226	-	-	-	338,226
Property and equipment, net	27,219	-	-	-	27,219
Investment in subsidiaries	-	17,344	17,344	(34,688)	-
Prepaid expenses and other assets	7,865	-	13,377	-	21,242
Goodwill	-	-	329,710	-	329,710
Intangible assets, net	-	-	129,792	-	129,792
(Due to) from affiliates	(192,603)	-	192,603	-	-
Total assets	$231,666	$17,344	$682,828	$(34,688)	$897,150

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$4,558	$-	$-	$-	$4,558
Accrued expenses and other liabilities	19,764	-	19,070	-	38,834
Credit facility	190,000	-	-	-	190,000
Second lien credit facility	-	-	290,000	-	290,000
10% senior notes	-	-	230,000	-	230,000
Deferred tax liability	-	-	28,721	-	28,721
Total liabilities	214,322	-	567,791	-	782,113
Stockholder’s equity
Class A Common Stock	-	-	1	-	1
Member’s surplus	-	17,344		(17,344)	-
Additional paid-in capital	-	-	202,474	-	202,474
Accumulated retained earnings (deficit)	17,344	-	(77,880)	(17,344)	(77,880)
Accumulated other comprehensive loss	-	-	(9,558)	-	(9,558)
Total stockholder’s equity	17,344	17,344	115,037	(34,688)	115,037
Total liabilities and stockholder’s equity	$231,666	$17,344	$682,828	$(34,688)	$897,150

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$56,084	$-	$-	$-	$56,084
Equipment sales	9,379	-	-	-	9,379
Parts and service	3,339	-	-	-	3,339
Total revenues	68,802	-	-	-	68,802

Cost of revenues
Cost of equipment sold	7,587	-	-	-	7,587
Depreciation of rental equipment	18,232	-	-	-	18,232
Maintenance of rental equipment	16,729	-	-	-	16,729
Costs of parts and service	2,094	-	-	-	2,094
Total cost of revenues	44,642	-	-	-	44,642
Gross profit	24,160	-	-	-	24,160

Other operating expenses
Selling, general and administrative expenses	19,750	-	-	-	19,750
Other depreciation and amortization	2,628	-	6,999	-	9,627
Total other operating expenses	22,378	-	6,999	-	29,377
Income (loss) from operations	1,782	-	(6,999)	-	(5,217)

Other expenses
Interest expense	2,639	-	12,363	-	15,002
Amortization of debt issue costs	166	-	318	-	484
Total other expenses	2,805	-	12,681	-	15,486

Loss before benefit from income taxes and equity loss in subsidiaries	(1,023)	-	(19,680)	-	(20,703)
Benefit from income taxes	-	-	7,989	-	7,989
Equity loss in subsidiaries	-	(1,023)	(1,023)	2,046	-
Net loss	$(1,023)	$(1,023)	$(12,714)	$2,046	$(12,714)

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$62,352	$-	$-	$-	$62,352
Equipment sales	14,599	-	-	-	14,599
Parts and service	3,471	-	-	-	3,471
Total revenues	80,422	-	-	-	80,422

Cost of revenues
Cost of equipment sold	10,062	-	-	-	10,062
Depreciation of rental equipment	15,131	-	-	-	15,131
Maintenance of rental equipment	17,470	-	-	-	17,470
Costs of parts and service	2,154	-	-	-	2,154
Total cost of revenues	44,817	-	-	-	44,817
Gross profit	35,605	-	-	-	35,605

Other operating expenses
Selling, general and administrative expenses	18,957	-	-	-	18,957
Other depreciation and amortization	1,754	-	-	-	1,754
Total other operating expenses	20,711	-	-	-	20,711
Income from operations	14,894	-	-	-	14,894

Other expenses
Interest expense	3,067	9,560	-	-	12,627
Amortization of debt issue costs	225	311	-	-	536
Total other expenses	3,292	9,871	-	-	13,163

Income (loss) before provision for income taxes and equity earnings in subsidiaries	11,602	(9,871)	-	-	1,731
Provision for income taxes	(717)	-	-	-	(717)
Equity earnings in subsidiaries	-	10,885	1,014	(11,899)	-
Net income	$10,885	$1,014	$1,014	$(11,899)	$1,014

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net loss	$(1,023)	$(1,023)	$(12,714)	$2,046	$(12,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,860	-	-	-	20,860
Amortization of debt issue costs	166	-	318	-	484
Amortization of intangibles	-	-	6,999	-	6,999
Gain on sale of equipment	(1,792)	-	-	-	(1,792)
Provision for bad debt	745	-	-	-	745
Stock compensation expense	471	-	-	-	471
Deferred income taxes	-	-	(7,989)	-	(7,989)
Equity earnings in subsidiaries	-	1,023	1,023	(2,046)	-
Changes in operating assets and liabilities:
Accounts receivable	7,860	-	-	-	7,860
Inventories and other assets	(492)	-	-	-	(492)
Accounts payable and accrued expenses	1,877	-	3,896	-	5,773
Net cash provided by (used in) operating activities	28,672	-	(8,467)	-	20,205
Cash Flows from Investing Activities
Purchases of rental equipment	(16,993)	-	-	-	(16,993)
Proceeds from sale of equipment	9,379	-	-	-	9,379
Purchases of property and equipment	(4,491)	-	-	-	(4,491)
Net cash used in investing activities	(12,105)	-	-	-	(12,105)
Cash Flows from Financing Activities
Net repayments under successor credit facility	(8,400)	-	-	-	(8,400)
Due (from) to affiliates	(8,467)	-	8,467	-	-
Net cash used in financing activities	(16,867)	-	8,467	-	(8,400)
Net decrease in cash and cash equivalents	(300)	-	-	-	(300)
Cash and cash equivalents, beginning of period	364	-	2	-	366
Cash and cash equivalents, end of period	$64	$-	$2	$-	$66

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income	$10,885	$1,014	$1,014	$(11,899)	$1,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16,885	-	-	-	16,885
Amortization of debt issue costs	225	311	-	-	536
Gain on sale of equipment	(4,536)	-	-	-	(4,536)
Provision for bad debt	11	-	-	-	11
Stock compensation expense	609	-	-	-	609
Equity earnings in subsidiaries	592	-	-	-	592
Deferred income taxes	-	(10,885)	(1,014)	11,899	-
Changes in operating assets and liabilities:
Accounts receivable	4,201	-	-	-	4,201
Inventories and other assets	(437)	-	-	-	(437)
Accounts payable and accrued expenses	5,941	9,491	-	-	15,432
Net cash provided by (used in) operating activities	34,376	(69)	-	-	34,307
Cash Flows from Investing Activities
Purchases of rental equipment	(46,680)	-	-	-	(46,680)
Proceeds from sale of equipment	14,599	-	-	-	14,599
Purchases of property and equipment	(9,625)	-	-	-	(9,625)
Net cash used in investing activities	(41,706)	-	-	-	(41,706)
Cash Flows from Financing Activities
Net borrowings under predecessor credit facility	7,300	-	-	-	7,300
Due (from) to affiliates	(69)	69	-	-	-
Net cash provided by financing activities	7,231	69	-	-	7,300
Net decrease in cash and cash equivalents	(99)	-	-		(99)
Cash and cash equivalents, beginning of period	158	-	-	-	158
Cash and cash equivalents, end of period	$59	$-	$-	$-	$59

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the section entitled, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in the section entitled “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the historical unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion and analysis compares the three months ended March 31, 2008 to the three months ended March 31, 2007.

We are a holding company that conducts no operations and our only material asset is our membership interest in Neff Rental LLC, which conducts no operations. The only material assets of Neff Rental LLC are the capital stock of Neff Finance Corp. and Neff Rental, Inc. Neff Rental LLC and Neff Finance Corp. were organized in June 2005, and have not conducted any operations since then.

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

Overview

We are the eighth largest equipment rental company in the United States as measured by rental revenues. Through our 66 branches located primarily in the sunbelt states, we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. We derive revenue from equipment rentals, selling new and used equipment, parts and supplies, and from other related rental activities.

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

    In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have separated our historical financial results for the Predecessor and Successor. The separate presentation is required under U.S. GAAP when there is a change in accounting basis, which occurred when purchase accounting was applied to the Acquisition. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, due to financial transactions completed in connection with the Acquisition (the “Transactions”), we experienced other changes in our results of operations for the period following the Acquisition. There have been no material changes to the operations or customer relationships of our business as a result of the Acquisition.

Current Business Environment and Outlook

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, certain original equipment manufacturers, or OEMs, and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the U.S. non-residential construction industry in particular.  Beginning in the second half of fiscal 2007 and continuing through the current quarter, the equipment rental environment in a number of our key markets, particularly in Florida and California, became more challenging.  As a result, we have experienced lower demand for our rental equipment and a decrease in rental rates, particularly in the earthmoving category, and we expect this to continue for the remainder of 2008.  We have responded to this market environment by re-deploying equipment to regions with greater demand and selling some of our under-utilized fleet.  Industry research sources have provided cautious outlooks for U.S. non-residential construction spending in 2008. One leading industry research source, McGraw-Hill, estimates total U.S. non-residential construction spending to decrease by 4.6% in 2008.  We are more significantly impacted by factors affecting demand for earthmoving equipment, which accounts for 47.2% of the total Original Cost, which we define as the cost originally paid to manufacturers or the original amount financed under our operating leases, of our rental fleet.  Macroeconomic factors and regional conditions (including hurricane-related activities) that affect the U.S. non-residential construction industry and the rental equipment market are outside of our control, and may affect our operating results in future periods.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to depreciation, derivative financial instruments, bad debts, goodwill and intangible assets, income taxes, self-insurance, contingencies and reserves for claims. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments and are therefore particularly important to understanding our results of operations and financial position.

Impact of the Acquisition and the Transactions

The Acquisition has been accounted for as a purchase in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” which resulted in a revaluation of our assets and liabilities and those of our subsidiaries based upon their fair values as of the date of the Acquisition.  The Acquisition and the preliminary allocation of the purchase price of $935.9 million were recorded on June 1, 2007.

Independent third-party appraisers were engaged to assist management and perform valuations of certain tangible and intangible assets acquired and liabilities assumed. We have recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for our customer list, trademarks and tradenames.

Allocation of the purchase price for the Acquisition was based on estimates of the fair value of net assets acquired.  During the period from June 1, 2007 to December 31, 2007 we recorded adjustments to the initial purchase price allocation related to deferred taxes and other items for $8.3 million.  The purchase price has been allocated as follows as of December 31, 2007 and March 31, 2008 as follows (in millions):

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

In connection with the Transactions, we incurred significant additional indebtedness, which has increased our interest expense. In addition, amortization expense has increased significantly due to increases in the amortizable intangible assets acquired in the Acquisition.  Depreciation expense also has increased significantly as a result of the revaluation of our rental fleet and property and equipment in connection with the Acquisition.

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

Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick up by the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

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

We routinely review the assumptions used in computing rates of depreciation of our rental equipment. Changes to the assumptions (such as the length of service lives and/or the amount of residual values) are made when, in the opinion of management, such changes are necessary to more appropriately allocate asset costs to operations over the service life of the assets. Management uses, among other factors, historical experience and industry comparisons in determining the propriety of any such changes. We may be required to change these estimates based on changes in our industry, end-markets or other circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

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

Derivative Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), we have designated certain derivative arrangements entered into in June 2007 as cash flow hedges and recognized the fair value of the instruments on our unaudited condensed consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income (loss) in stockholder’s equity and subsequently recognized in income when the hedged item affects earnings. To record these swaps as of March 31, 2008, we recorded the fair value of the derivative liability of $25.0 million in accrued expenses and other liabilities, offset by $15.2 million and $9.8 million in other comprehensive loss and deferred taxes, respectively.

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

We perform goodwill impairment testing during the fourth quarter of each year as well as on an interim basis at the time events and circumstances warrant.  Our reporting units for goodwill impairment testing purposes are our geographical operating segments.  We tested our goodwill for impairment in 2007 and concluded that it was impaired and recognized an impairment loss of $56.2 million during the fourth quarter of 2007.  The goodwill impairment was related to the challenging environment we faced in our key markets in the second half of fiscal 2007.

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

We tested our trademarks and tradenames together with goodwill for impairment in the fourth quarter of 2007 and concluded that, for the same reasons described in “–Goodwill”, the trademark and tradenames were impaired and recognized an impairment loss of $1.6 million during the fourth quarter of 2007.

Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. As of March 31, 2008 and December 31, 2007, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event that we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. To our knowledge, there are no income tax examinations currently in process.

We have significant deferred tax liabilities recorded on our financial statements, which are attributable to the effect of purchase accounting adjustments recorded as a result of the Acquisition.

 Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”).  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.  The assumptions used in this model are expected life, expected level of forfeitures, risk free interest rate, expected volatility and expected dividends.

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP, are not measures of financial performance or condition, liquidity or profitability and should not be considered as an alternative to (1) net income (loss), operating income (loss), or any other performance measures determined in accordance with U.S. GAAP or (2) operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, debt service requirements and capital expenditures.

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

The following is a reconciliation of Net (loss) income to Adjusted EBITDA as defined in our Credit Facility. The terms and related calculations are defined in the senior secured credit agreement for the Credit Facility and indenture governing the 10% Notes (in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Net (loss) income	$(12,714)	$1,014
Income taxes	(7,989)	717
Interest expense	15,002	12,627
Depreciation of rental equipment	18,232	15,131
Other depreciation	2,628	1,754
Amortization expense	7,483	536
EBITDA	22,642	31,779

Stock compensation expense(1)	471	609
Monitoring fee(2)	646	-
Adjusted EBITDA	$23,759	$32,388

(1)	The adjustment reflects the effect of stock compensation expenses recorded in the periods presented in accordance with SFAS 123-R.
(2)	The adjustment reflects the effect of the annual monitoring fees to be paid to affiliates of the Sponsor and certain other parties in connection with the Transactions.

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

As illustrated in the table below, dollar utilization for the three months ended March 31, 2008 and three months ended March 31, 2007, was 44.3% and 46.6%, respectively, (in thousands, except percent data):

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Total rental revenues	$56,084	$62,352
Re-rent revenues	(1,461)	(1,350)
Net rental revenues(a)	54,623	61,002
Average monthly Original Cost(b)(c)	496,883	526,158
Dollar utilization(d)	44.3%	46.6%

(a)
Amounts are annualized when determining dollar utilization for periods of less than 12 months. Accordingly, annualized net rental revenues for the three months ended March 31, 2008 and three months ended March 31, 2007 are $220,173 and $244,946, respectively.

(b)	Average monthly Original Cost includes the cost of equipment held in the rental fleet under operating leases.
(c)	Average monthly Original Cost for each period is presented as the average of the monthly original cost computations for each of the months in the periods presented.
(d)	Dollar utilization is calculated as net rental revenues divided by average monthly Original Cost.

Results of Operations

Three Months ended March 31, 2008 Compared with Three Months ended March 31, 2007

The following table illustrates our operating activity for the three months ended March 31, 2008 and the three months ended March 31, 2007.

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% Change
	(dollars in thousands)		(1)(2)
Revenues
Rental revenues	$56,084	$62,352	(10.1)
Equipment sales	9,379	14,599	(35.8)
Parts and service	3,339	3,471	(3.8)
Total revenues	68,802	80,422	(14.4)

Cost of revenues
Cost of equipment sold	7,587	10,062	(24.6)
Depreciation of rental equipment	18,232	15,131	20.5
Maintenance of rental equipment	16,729	17,470	(4.2)
Costs of parts and service	2,094	2,154	(2.8)
Total cost of revenues	44,642	44,817	(0.4)
Gross profit	24,160	35,605	(32.1)

Other operating expenses
Selling, general and administrative expenses	19,750	18,957	4.2
Other depreciation and amortization	9,627	1,754	n/m
Total other operating expenses	29,377	20,711	41.8
(Loss) income from operations	(5,217)	14,894	(135.0)

Other expenses
Interest expense	15,002	12,627	18.8
Amortization of debt issue costs	484	536	(9.7)
Total other expenses	15,486	13,163	17.6

(Loss) income before benefit from income taxes	(20,703)	1,731	n/m
Benefit from income taxes	7,989	(717)	n/m
Net (loss) income	$(12,714)	$1,014	n/m

(1)	“n/m” means the percentage change is not meaningful.
(2)	“%” change means the percentage change between the operating activity for the three months ended March 31, 2008 and the three months ended March 31, 2007.

Total Revenues. Total revenues for the three months ended March 31, 2008 decreased 14.4% to $68.8 million from $80.4 million for the three months ended March 31, 2007. The components of our revenues are discussed below.

Rental Revenues. Rental revenues for the three months ended March 31, 2008 decreased 10.1% to $56.1 million from $62.4 million for the three months ended March 31, 2007. The decrease in rental revenues was primarily due to a decrease in rental rates partially offset by an increase in the percentage of equipment on rent.  For the three months ended March 31, 2008, we estimate that the percentage of equipment on rent increased by 1.8 percentage points and our rental rates decreased 8.4% in comparison to the three months ended March 31, 2007. The decrease in rental rates, partially offset by the increase in the percentage of equipment on rent led to a decrease in dollar utilization to 44.3% for the three months ended March 31, 2008 from 46.6% for the three months ended March 31, 2007.

Equipment Sales. Equipment sales revenue for the three months ended March 31, 2008 decreased 35.8% to $9.4 million from $14.6 million for the three months ended March 31, 2007. The decrease in equipment sales was based on our asset management strategy and decision to reduce capital expenditures in managing our rental fleet in the first quarter of fiscal 2008 compared to the corresponding period in the prior year. Equipment sales decreased to 13.7% of total revenues for the three months ended March 31, 2008 from 18.2% of total revenues for the three months ended March 31, 2007.

Parts and Service. Revenues from the sales of parts and service for the three months ended March 31, 2008 decreased 3.8% to $3.3 million from $3.5 million for the three months ended March 31, 2007. The decrease in parts and service revenue was primarily due to the general decrease in rental activity and decrease in rental revenues resulting in less revenue generated by parts and services.  Parts and service revenue as a percentage of total revenues increased to 4.9% of total revenues for the three months ended March 31, 2008 from 4.3% of total revenues for the three months ended March 31, 2007.

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 24.6% to $7.6 million for the three months ended March 31, 2008 from $10.1 million for the three months ended March 31, 2007, partially as a result of the decrease in the amount of equipment sales in the first quarter of fiscal 2008 compared to the corresponding period in the prior year.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet also increased the cost of equipment sold by approximately $0.4 million in the three months ended March 31, 2008.

Depreciation of Rental Equipment. Depreciation of rental equipment for the three months ended March 31, 2008 increased 20.5% to $18.2 million from $15.1 million for the three months ended March 31, 2007. The increased depreciation expense of rental equipment was primarily due to the increased book value of our rental fleet as a result of the application of purchase accounting for the Acquisition.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in the depreciable base of rental equipment, increased depreciation expense by approximately $4.3 million in the three months ended March 31, 2008.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 4.2% to $16.7 million for the three months ended March 31, 2008 from $17.5 million for the three months ended March 31, 2007, primarily as a result of decreased payroll and payroll-related expenses.

Cost of Parts and Service. Costs associated with our parts and service decreased 2.8% to $2.1 million for the three months ended March 31, 2008 from $2.2 million for the three months ended March 31, 2007, primarily as a result of decreased sales of parts and service.

Gross Profit. Gross profit for the three months ended March 31, 2008 decreased 32.1% to $24.2 million or 35.2% of total revenues from $35.6 million or 44.3% of total revenues for the three months ended March 31, 2007. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit of $8.6 million.  The effect of  purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit for the three months ended March 31, 2008 by approximately $4.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 increased 4.2% to $19.8 million from $19.0 million for the three months ended March 31, 2007.  Selling, general and administrative expenses increased to 28.7% of total revenues for the three months ended March 31, 2008 from 23.6% of total revenues for the three months ended March 31, 2007.  The increase in selling, general and administrative expenses was primarily due to a $0.6 million increase in management fees paid to our Sponsor and a $0.7 million increase in provision for doubtful accounts. The stock compensation expense for the three months ended March 31, 2008 decreased to $0.5 million from $0.6 million for the three months ended March 31, 2007.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the three months ended March 31, 2008 increased to $9.6 million from $1.8 million for the three months ended March 31, 2007. The increase in other depreciation and amortization was primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets, which increased amortization expense by approximately $7.0 million in the three months ended March 31, 2008.  The increase in other depreciation and amortization was also due to the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

(Loss) Income from Operations. Loss from operations for the three months ended March 31, 2008 increased $20.1 million, to a loss of $5.2 million from income from operations of $14.9 million for the three months ended March 31, 2007, primarily as a result of the foregoing reasons. The effect of purchase accounting adjustments decreased income from operations by approximately $12.5 million, or 18.2% of total revenues for the three months ended March 31, 2008.

Interest Expense. Interest expense for the three months ended March 31, 2008 increased 18.8% to $15.0 million from $12.6 million for the three months ended March 31, 2007. The increase was primarily due to increased borrowings incurred as a result of the Acquisition.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the three months ended March 31, 2008 decreased 9.7% to $0.5 million from the three months ended March 31, 2007.

Net (Loss) Income. For the reasons described above, we recorded a net loss for the three months ended March 31, 2008 of $12.7 million compared to net income of $1.0 million for the three months ended March 31, 2007.  The effect of purchase accounting adjustments decreased net income by approximately $7.6 million, or 11.1% of total revenues, for the three months ended March 31, 2008.

Liquidity and Capital Resources

During the three months ended March 31, 2008, our operating activities provided net cash flow of $20.2 million as compared to $34.3 million for the three months ended March 31, 2007. The decrease is attributable primarily to decreases in net income and working capital.

Cash used in investing activities was $12.1 million for the three months ended March 31, 2008 as compared to $41.7 million for the three months ended March 31, 2007. Cash used for the purchase of equipment was $21.5 million for the three months ended March 31, 2008, compared to $56.3 million for the three months ended March 31, 2007.  We received $9.4 million in cash proceeds from the sale of equipment for the three months ended March 31, 2008 compared to $14.6 million for the three months ended March 31, 2007.

Net cash used in financing activities was $8.4 million for the three months ended March 31, 2008, compared to net cash provided by financing activities of $7.3 million for the three months ended March 31, 2007. The change in cash from financing activities was primarily due to reduced levels of borrowings needed for equipment purchases.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources and will be sufficient to meet our capital needs.

In connection with the Transactions, on May 31, 2007, we issued $230.0 million in aggregate principal amount of the 10% Notes.  The 10% Notes are unsecured senior indebtedness and are guaranteed by our domestic subsidiaries that also guarantee borrowings under the Senior Secured Credit Facilities.  On May 31, 2007, we also borrowed $290.0 million under the Second Lien Facility, which provides for a total borrowing of $290.0 million and borrowed $214.3 million under the Credit Facility, which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base formula.  The Senior Secured Credit Facilities bear interest at variable rates. The Credit Facility matures in 2013 and the Second Lien Facility matures in 2014.  As of March 31, 2008, borrowings under Credit Facility totaled $181.6 million, with $100.6 million available for additional borrowings based on the borrowing base as of March 31, 2008.

The Senior Secured Credit Facilities and the indenture governing the 10% Notes contain various restrictive covenants.  The Credit Facility limits us from prepaying other indebtedness, including the 10% Notes, and requires us to obtain rental equipment appraisals on a semi-annual basis and maintain certain financial covenant ratios.  In addition, the Senior Secured Credit Facilities restrict our ability to, among other things, incur additional indebtedness, create liens, make investments and declare or pay any dividends.  The indenture governing the 10% Notes contains similar restrictive covenants that, among other things and subject to certain exceptions: (i) limits our ability and the ability of our operating subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (ii) places restrictions on our ability and the ability of our operating subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.  We are in compliance with all covenants under the Credit Facility, Second Lien Facility and the indenture governing the 10% Notes as of March 31, 2008.

We or our affiliates may, from time to time, repurchase our debt in the open market, through tender offers, block trades, exchanges of debt securities, in privately negotiated transactions, or otherwise.  These repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

 New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008.  The partial adoption of SFAS 157 is not expected to materially affect how we determine fair value and it had no material impact on our unaudited condensed consolidated financial statements, but the partial adoption did result in additional required disclosures.  We are currently evaluating the impact that the adoption of SFAS 157, as it relates to non-financial assets and liabilities, will have on our unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on our unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent.  It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity.  SFAS 160 is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively.  We are currently evaluating the impact that adoption of SFAS 160 may have on our unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”), which will replace SFAS No. 141, “Business Combinations.” SFAS 141-R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141-R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141-R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141-R is not permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141-R. We are currently evaluating the impact that adoption of SFAS 141-R may have on our unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning December 1, 2008.  As SFAS 161 relates specifically to disclosures, SFAS 161 will have no impact on our financial condition, results of operations or cash flows.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14145), filed with the SEC on March 27, 2008, which is accessible on the SEC’s website at www.sec.gov.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in the prospectus.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Credit Facility is assumed to be equal to its carrying value, as interest rates approximate market rates. As of March 31, 2008, the 10% Notes had a face value of $230.0 million and an estimated fair value of $110.4 million based on the trading price at March 31, 2008, and the Second Lien Facility had a face value of $290.0 million and an estimated fair value of $195.0 million, based on quoted market prices.

At March 31, 2008, we had fixed rate debt of $230.0 million and variable rate debt of $471.6 million, which includes the $290.0 million Second Lien Facility which has been effectively converted to fixed rate debt for the period described below by interest rate swaps.  The variable rate debt includes the Senior Secured Credit Facilities.  Holding debt levels constant, a one percentage point increase in interest rates would hypothetically increase annual interest expense for our variable rate debt by approximately $1.8 million.

The variable nature of our obligations under the Senior Secured Credit Facilities create interest rate risk.  In order to mitigate this risk, in June 2007, we entered into interest rate swap agreements (the “Interest Rate Swaps”) in the notional amount of $290.0 million to hedge the variable rate on the Second Lien Facility for the period between December 7, 2007 and December 7, 2010.  The Interest Rate Swaps are then extended on a reduced notional basis of $100.0 million in order to hedge the variable rate on the Second Lien Facility for the period between December 8, 2010 and December 7, 2012.

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

Item 4T.       Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of March 31, 2008, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chef Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, (a) our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in Exchange Act reports was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (b) that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes with respect to this item from the disclosures included in our Annual Report  on Form 10-K for the year ended December 31, 2007 (File No. 001-14145), filed with the SEC on March 27, 2008, and available on the SEC’s website at www.sec.gov.

Item 1A.	Risk factors.

There have been no material changes with respect to this item from the disclosures included in our Annual Report  on Form 10-K for the year ended December 31, 2007 (File No. 001-14145), filed with the SEC on March 27, 2008, and available on the SEC’s website at www.sec.gov.

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

NEFF CORP.
Date: May 5, 2008	/s/ GRAHAM HOOD
Graham Hood President and Chief Executive Officer
Date: May 5, 2008	/s/ MARK IRION
Mark Irion Executive Vice President, Chief Financial Officer and Secretary