Form 10-Q
period 2008-06-30
NEFF CORP
filed 2008-08-12
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008                                            OR

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

There is no established public trading market for any of the common stock of the registrant.  As of August 8, 2008, all of the outstanding common stock of the registrant was owned by Neff Holdings Corp.

NEFF CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

INDEX

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 (Successor), the period June 1, 2007 to June 30, 2007 (Successor) and for the period April 1, 2007 to May 31, 2007 (Predecessor)	4
	Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 (Successor), the period June 1, 2007 to June 30, 2007 (Successor) and for the period January 1, 2007 to May 31, 2007 (Predecessor)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 (Successor), the period June 1, 2007 to June 30, 2007 (Successor) and for the period January 1, 2007 to May 31, 2007 (Predecessor)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4T.	Controls and Procedures	40
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Signatures		42

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$57	$366
Accounts receivable, net of allowance for doubtful accounts of $1,647 in 2008 and $1,614 in 2007	41,504	49,093
Inventories	1,364	1,502
Rental equipment, net	315,368	338,226
Property and equipment, net	27,789	27,219
Prepaid expenses and other assets	20,817	21,242
Goodwill	329,710	329,710
Intangible assets, net	115,794	129,792
Total assets	$852,403	$897,150

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$3,396	$4,558
Accrued expenses and other liabilities	38,329	38,834
Credit facility	181,500	190,000
Second lien facility	290,000	290,000
10% senior notes	230,000	230,000
Deferred tax liability, net	14,745	28,721
Total liabilities	757,970	782,113

Stockholder’s equity
Class A Common Stock; $.01 par value; 25,000 shares authorized; 1,000 shares issued and outstanding	1	1
Additional paid-in capital	203,416	202,474
Accumulated deficit	(99,837)	(77,880)
Accumulated other comprehensive loss, net of tax	(9,147)	(9,558)
Total stockholder’s equity	94,433	115,037
Total liabilities and stockholder’s equity	$852,403	$897,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Successor	Predecessor
	For the Three Months Ended June 30, 2008	Period June 1, 2007 to June 30, 2007	Period April 1, 2007 to May 31, 2007
Revenues
Rental revenues	$60,468	$23,236	$45,797
Equipment sales	7,999	1,749	5,974
Parts and service	3,548	1,161	2,465
Total revenues	72,015	26,146	54,236

Cost of revenues
Cost of equipment sold	6,142	1,560	4,227
Depreciation of rental equipment	16,220	6,000	10,080
Maintenance of rental equipment	18,147	6,056	12,748
Cost of parts and service	2,292	728	1,550
Total cost of revenues	42,801	14,344	28,605
Gross profit	29,214	11,802	25,631

Other operating expenses
Selling, general and administrative expenses	19,564	5,877	17,518
Transaction-related operating costs	-	-	7,283
Other depreciation and amortization	9,244	2,207	1,195
Total other operating expenses	28,808	8,084	25,996
Income (loss) from operations	406	3,718	(365)

Other expenses
Interest expense (including related party interest of $1,781 for April 1, 2007 to May 31, 2007)	15,025	5,649	8,441
Transaction-related financing costs	-	-	57,745
Amortization of debt issue costs	495	1,516	364
Total other expenses	15,520	7,165	66,550

Loss before income taxes	(15,114)	(3,447)	(66,915)
Benefit from income taxes	5,871	1,377	23,848
Net loss	$(9,243)	$(2,070)	$(43,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Successor	Predecessor
	For the Six Months Ended June 30, 2008	Period June 1, 2007 to June 30, 2007	Period January 1, 2007 to May 31, 2007
Revenues
Rental revenues	$116,552	$23,236	$108,149
Equipment sales	17,378	1,749	20,573
Parts and service	6,887	1,161	5,936
Total revenues	140,817	26,146	134,658

Cost of revenues
Cost of equipment sold	13,729	1,560	14,289
Depreciation of rental equipment	34,452	6,000	25,211
Maintenance of rental equipment	34,876	6,056	30,218
Cost of parts and service	4,386	728	3,704
Total cost of revenues	87,443	14,344	73,422
Gross profit	53,374	11,802	61,236

Other operating expenses
Selling, general and administrative expenses	39,314	5,877	36,475
Transaction-related operating costs	-	-	7,283
Other depreciation and amortization	18,871	2,207	2,949
Total other operating expenses	58,185	8,084	46,707
(Loss) income from operations	(4,811)	3,718	14,529

Other expenses
Interest expense (including related party interest of $4,450 for January 1, 2007 to May 31, 2007)	30,027	5,649	21,068
Transaction-related financing costs	-	-	57,745
Amortization of debt issue costs	979	1,516	900
Total other expenses	31,006	7,165	79,713

Loss before income taxes	(35,817)	(3,447)	(65,184)
Benefit from income taxes	13,860	1,377	23,131
Net loss	$(21,957)	$(2,070)	$(42,053)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Successor	Predecessor
	For the Six Months Ended June 30, 2008	Period June 1, 2007 to June 30, 2007	Period January 1, 2007 to May 31, 2007

Cash Flows from Operating Activities
Net loss	$(21,957)	$(2,070)	$(42,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	39,325	6,677	28,160
Amortization of debt issue costs	979	1,516	900
Amortization of intangibles	13,998	1,530	-
Gain on sale of equipment	(3,649)	(189)	(6,284)
Provision for (recovery on) bad debt	843	(254)	558
Stock compensation expense	942	-	4,923
Deferred income taxes	(14,239)	(1,377)	(23,131)
Transaction-related costs	-	-	65,028
Changes in operating assets and liabilities:
Accounts receivable	6,746	(1,047)	4,749
Inventories and other assets	(416)	(1,867)	729
Accounts payable and accrued expenses	(956)	(3,504)	22,721
Net cash provided by (used in) operating activities	21,616	(585)	56,300
Cash Flows from Investing Activities
Purchases of rental equipment	(25,360)	(3,685)	(61,512)
Proceeds from sale of equipment	17,378	1,749	20,573
Purchases of property and equipment	(5,443)	(107)	(10,613)
Acquisition of the Company by the sponsor	-	(371,907)	-
Net cash used in investing activities	(13,425)	(373,950)	(51,552)
Cash Flows from Financing Activities
Repayments under predecessor credit facility	-	(158,750)	(4,750)
Net (repayments) borrowings under successor credit facility	(8,500)	211,000	-
Proceeds from second lien facility	-	290,000	-
Proceeds from 10% senior notes	-	230,000	-
Repayment of 11¼% second priority senior secured notes	-	(245,000)	-
Repayment of 13% senior subordinated notes	-	(80,000)	-
Proceeds from issuance of new Class A common stock	-	191,000	-
Payment of tender premiums	-	(42,600)	-
Debt issue costs	-	(19,640)	-
Net cash (used in) provided by financing activities	(8,500)	376,010	(4,750)
Net (decrease) increase in cash and cash equivalents	(309)	1,475	(2)
Cash and cash equivalents, beginning of period	366	156	158
Cash and cash equivalents, end of period	$57	$1,631	$156

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

As a result of the acquisition of the Company discussed in Note 2, the Company is referred to as the “Predecessor” for periods prior to June 1, 2007 and as the “Successor” for periods since June 1, 2007.  The Company presents its results for the three and six months ended June 30, 2008 differently than its results for the same period in 2007, due to a change in accounting basis when purchase accounting was applied to the acquisition of the Company.  In accordance with purchase accounting, historical carrying values of assets acquired and liabilities assumed are adjusted to fair value, which may yield results that are not comparable on a period to period basis.

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Successor’s audited financial statements.  The condensed consolidated interim financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 (Successor), the period June 1, 2007 to June 30, 2007 (Successor) as well as the periods April 1, 2007 to May 31, 2007 and  January 1, 2007 to May 31, 2007 (Predecessor) are unaudited.  However, in the Company’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14145), filed with the United States Securities and Exchange Commission (“SEC”) on March 27, 2008. The results of operations for the interim period are not necessarily indicative of the results which may be reported for the year ending December 31, 2008.

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

Recognition of Revenue

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectibility is probable.

Rental revenues in the unaudited condensed consolidated statements of operations include revenues earned on equipment rentals and related revenues such as the fees we charge for the pickup and delivery of equipment, damage waivers and other surcharges. Revenues earned on equipment rentals are recognized as earned over the contract period which may be daily, weekly or monthly. Revenues earned on rental equipment pick-up and delivery fees, damage waivers and other surcharges, are recognized at the time the services are provided.

Revenues from the sale of equipment and parts are recognized at the time of delivery to, or pick-up by the customer and when all obligations under the sales contract have been fulfilled. Service revenues are recognized at the time the services are provided.

Sales taxes collected are not included in reported sales.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - BASIS OF PRESENTATION (Continued)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents

Segment Reporting

The Company’s operations consist of the rental and sale of equipment, and parts and services in five geographical operating segments. Each of the Company’s regions have been aggregated into one reportable segment because they offer similar products and services in similar markets and have similar economic characteristics. The Company operates in the United States and had minimal international sales for each of the periods presented. No single customer accounted for more than 10% of the Company’s total revenues in any of the periods presented.

Fair Value of Financial Instruments

The fair market value of financial instruments held by the Company is based on a variety of factors and assumptions and may not necessarily be representative of the actual gains or losses that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement of such financial instruments.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008.  The partial adoption of SFAS 157 has not materially affected how the Company determines fair value and it had no material impact on the Company’s unaudited condensed consolidated financial statements, but the partial adoption did result in additional required disclosures, see Note 10 - Fair Value Disclosures.  The Company is currently evaluating the impact that the adoption of SFAS 157, as it relates to non-financial assets and liabilities, will have on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent.  It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity.  SFAS 160 is effective for annual reporting periods beginning on or after December 15, 2008 and shall be applied prospectively.  The Company is currently evaluating the impact that adoption of SFAS 160 may have on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”), which will replace SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141-R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141-R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141-R is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. Early adoption of SFAS 141-R is not

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - BASIS OF PRESENTATION (Continued)

permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141-R.  SFAS 141-R will have an impact on accounting for business combinations once adopted, but its effect will depend upon the specifics of any business combination with an acquisition date subsequent to the date of adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, SFAS 161 will have no impact on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption of FSP 142-3 is not permitted.  The Company is currently evaluating the impact that adoption of FSP 142-3 may have on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.”  The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2 - ACQUISITION OF THE COMPANY

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

NOTE 2 - ACQUISITION OF THE COMPANY (Continued)

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

The unaudited condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 and the unaudited condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 2008 and for the period June 1, 2007 to June 30, 2007 show the results of the Successor. The unaudited condensed consolidated statements of operations and cash flows for the period January 1, 2007 to May 31, 2007 and the period April 1, 2007 to May 31, 2007 show the results of the Predecessor.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 are not comparable to prior periods as they are presented on a different basis due to the application of purchase accounting as of June 1, 2007.

The sources and uses of funds for the Acquisition are as follows (in millions):

Sources of Funds

Credit Facility	$214.3
Second Lien Facility	290.0
10% Notes	230.0
Equity contributions	201.6
Total sources	$935.9

Uses of Funds

Purchase of equity	$366.8
Repayment of indebtedness	501.8
Tender premiums	42.6
Transaction costs	24.7
Total uses	$935.9

The Acquisition has been accounted for as a purchase in accordance with SFAS No. 141 and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” which resulted in a revaluation of the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition.  The Acquisition and the preliminary allocation of the purchase price of $935.9 million were recorded on June 1, 2007. Allocation of the purchase price for the Acquisition of the Company was based on estimates of the fair value of the net assets acquired.

The Company recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for the Company’s customer list, trademarks and tradenames.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ACQUISITION OF THE COMPANY (Continued)

During the period from June 1, 2007 to December 31, 2007, the Company recorded adjustments to the initial purchase price allocation related to deferred taxes and other items in the amount of $8.3 million.  The purchase price allocation was finalized during the second quarter of 2008 and is as follows (in millions):

June 30, 2008
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

NOTE 3 - INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management.  The carrying amount and accumulated amortization of intangible assets as of June 30, 2008, consisted of the following (in thousands, except as noted):

	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2008 (Successor)
Indefinite life:
Trademarks and tradenames	N/A	$31,552	$-	$31,552
Finite-life:
Customer list	12	119,783	(35,541)	84,242
Total intangible assets		$151,335	$(35,541)	$115,794

During the three and six months ended June 30, 2008 and the period June 1, 2007 to June 30, 2007, amortization expense related to the customer list was $7.0 million, $14.0 million and $1.5 million, respectively.

The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list.  Accumulated amortization and expected future annual amortization expense is as follows (in thousands):

Accumulated amortization at June 30, 2008	$35,541

Amortization expense:
Remainder of 2008	13,997
2009	18,605
2010	13,199
2011	9,254
2012	5,732
2013	3,206
2014 through 2018	20,249
Total	$119,783

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - STOCK-BASED COMPENSATION

  During the three and six months ended June 30, 2008 (Successor) stock compensation expense relating to the Company’s stock-based compensation awards was $0.5 million and $0.9 million, respectively.  During the periods April 1, 2007 to May 31, 2007 (Predecessor), January 1, 2007 to May 31, 2007 (Predecessor) and June 1, 2007 to June 30, 2007 (Successor) stock compensation expense relating to the Company’s stock-based compensation awards was $4.3 million, $4.9 million and $0.0 million, respectively.  During the three and six months ended June 30, 2008, no stock-based awards were granted, forfeited or exercised. Excluding the effect of the Transactions, during the periods January 1 to May 31, 2007, April 1 to May 31, 2007 and June 1, 2007 to June 30, 2007 no stock-based awards were granted, forfeited, or exercised.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are provided in the following table (in thousands):

	Successor	Successor	Predecessor
	For the Six Months Ended June 30, 2008	Period June 1, 2007 to June 30, 2007	Period January 1, 2007 to May 31, 2007

Cash paid for rental equipment additions:
Total fleet additions	$25,323	$5,855	$66,725
Less amounts included in accounts payable and accrued expenses at June 30 for the Successor and prior year Successor Period and May 31, 2007 for the Predecessor period January 1, 2007 to May 31, 2007	(1,243)	(8,007)	(5,837)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year (Successor and Predecessor) and June 1 of prior year (Successor)	1,280	5,837	624
Cash payments made for rental equipment additions	$25,360	$3,685	$61,512

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

The Company has designated the Interest Rate Swaps as cash flow hedges under SFAS 133. To record these Interest Rate Swaps as of June 30, 2008, the Company recorded the fair value of the derivative liability of $15.0 million in accrued expenses and other liabilities, offset by $9.2 million and $5.8 million in other comprehensive loss and deferred taxes, respectively. For the six months ended June 30, 2008, there was no hedge ineffectiveness recorded in earnings.

All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - DEBT

Debt consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands, except percent data):

	June 30, 2008	December 31, 2007
$350.0 million revolving Credit Facility with interest ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 1.5% (3.98% at June 30, 2008 and 6.74% at December 31, 2007) due 2013	$181,500	$190,000
Second Lien Facility with interest ranging from the lender’s prime rate plus 2.5% to LIBOR plus 3.5% due 2014	290,000	290,000
10% Notes due 2015	230,000	230,000
Total indebtedness	$701,500	$710,000

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

Neff also entered into a new $290.0 million Second Lien Facility on May 31, 2007, which is guaranteed by Neff’s parent company, Neff Holdings, and Neff’s subsidiaries and secured by a first priority security interest in substantially all of Neff’s assets. The interest rate on the Second Lien Facility was 6.4% and 8.4% at June 30, 2008 and December 31, 2007, respectively.  Due to the Interest Rate Swaps, the total interest rate payable for the Second Lien Facility at June 30, 2008 was 9.121% which included a 5.621% fixed rate (see Note 6 – Derivative Financial Instruments) and a 3.5% base rate.  Interest on the Second Lien Facility is due quarterly, and the Second Lien Facility matures in November 2014.

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

The Company’s Credit Facility, Second Lien Facility and the indenture governing its 10% Notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness, capital expenditures and asset sales, and restricting the ability to pay dividends. The Company was in compliance with all covenants under its Credit Facility, Second Lien Facility and the indenture governing the 10% Notes as of June 30, 2008.

NOTE 8 - COMPREHENSIVE LOSS

The computation of comprehensive loss is as follows (in thousands):

	Successor	Successor	Successor	Predecessor	Predecessor
	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	Period June 1, 2007 to June 30, 2007	Period April 1, 2007 to May 31, 2007	Period January 1, 2007 to May 31, 2007
Net loss	$(9,243)	$(21,957)	$(2,070)	$(43,067)	$(42,053)

Other comprehensive income (loss):
Change in fair value of Interest Rate Swaps, net of tax	6,096	411	(1,360)	-	-
Total other comprehensive income (loss)	6,096	411	(1,360)	-	-
Comprehensive loss	$(3,147)	$(21,546)	$(3,430)	$(43,067)	$(42,053)

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - INCOME TAXES

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	June 30, 2008	December 31, 2007
Deferred Tax Assets
Net operating loss carryforwards	$81,461	$75,649
Alternative minimum tax credits	707	478
Interest rate swap liability	5,847	6,111
Intangible assets, allowance for bad debts and other	12,022	12,938
Total deferred tax assets	100,037	95,176
Valuation allowance	-	-
Deferred Tax Liabilities
Intangible assets	(45,160)	(50,619)
Prepaids	(630)	(498)
Depreciation	(68,992)	(72,780)
Net Deferred Tax Liability	$(14,745)	$(28,721)

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. As of June 30, 2008 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. In the event the Company were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. To the Company’s knowledge, there are no income tax examinations currently in process.

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

The following table reflects the carrying amounts and fair values of certain financial liabilities as of June 30, 2008 and December 31, 2007 (in thousands).  The carrying values of all other financial assets and liabilities approximate their fair value.

	June 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Lien Facility	$290,000	$189,747	$290,000	$234,030
10% Notes	230,000	86,825	230,000	125,649
Interest Rate Swaps	14,993	14,993	15,668	15,668

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - FAIR VALUE DISCLOSURES (Continued)

SFAS 157 establishes a framework for measuring fair value and requires that assets and liabilities measured at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

The following table provides fair value measurement information as of June 30, 2008 (in thousands):

Fair Value Measurements Using:
Quoted
Prices in
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps	$—	$14,993	$—

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The Company conducts substantially all of its business through, and derives all of its income from, its operating subsidiary, Neff Rental. Therefore, the Company’s ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of its subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. Neff Rental is subject to various financial and restrictive covenants under the Guaranteed Debt that limit its ability to distribute cash to the Company. However, the Guaranteed Debt expressly allows distributions of cash by Neff Rental to the Company in connection with regularly scheduled payments of principal and interest and certain other amounts in respect of the Guaranteed Debt.

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

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
BALANCE SHEET AS OF JUNE 30, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$55	$-	$2	$-	$57
Accounts receivable, net	41,504	-	-	-	41,504
Inventories	1,364	-	-	-	1,364
Rental equipment, net	315,368	-	-	-	315,368
Property and equipment, net	27,789	-	-	-	27,789
Investment in subsidiaries	-	22,425	22,425	(44,850)	-
Prepaid expenses and other assets	8,085	-	12,732	-	20,817
Goodwill	-	-	329,710	-	329,710
Intangible assets, net	-	-	115,794	-	115,794
Due (to) from affiliates	(167,786)	-	167,786	-	-
Total assets	$226,379	$22,425	$648,449	$(44,850)	$852,403

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$3,396	$-	$-	$-	$3,396
Accrued expenses and other liabilities	19,058	-	19,271	-	38,329
Credit facility	181,500	-	-	-	181,500
Second lien facility	-	-	290,000	-	290,000
10% senior notes	-	-	230,000	-	230,000
Deferred tax liability, net	-	-	14,745	-	14,745
Total liabilities	203,954	-	554,016	-	757,970
Stockholder’s equity
Class A Common Stock	-	-	1	-	1
Member’s surplus	-	22,425	-	(22,425)	-
Additional paid-in capital	-	-	203,416	-	203,416
Retained earnings (accumulated deficit)	22,425	-	(99,837)	(22,425)	(99,837)
Accumulated other comprehensive loss, net of tax	-	-	(9,147)	-	(9,147)
Total stockholder’s equity	22,425	22,425	94,433	(44,850)	94,433
Total liabilities and stockholder’s equity	$226,379	$22,425	$648,449	$(44,850)	$852,403

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
BALANCE SHEET AS OF DECEMBER 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$364	$-	$2	$-	$366
Accounts receivable, net	49,093	-	-	-	49,093
Inventories	1,502	-	-	-	1,502
Rental equipment, net	338,226	-	-	-	338,226
Property and equipment, net	27,219	-	-	-	27,219
Investment in subsidiaries	-	17,344	17,344	(34,688)	-
Prepaid expenses and other assets	7,865	-	13,377	-	21,242
Goodwill	-	-	329,710	-	329,710
Intangible assets, net	-	-	129,792	-	129,792
Due (to) from affiliates	(192,603)	-	192,603	-	-
Total assets	$231,666	$17,344	$682,828	$(34,688)	$897,150

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$4,558	$-	$-	$-	$4,558
Accrued expenses and other liabilities	19,764	-	19,070	-	38,834
Credit facility	190,000	-	-	-	190,000
Second lien facility	-	-	290,000	-	290,000
10% senior notes	-	-	230,000	-	230,000
Deferred tax liability	-	-	28,721	-	28,721
Total liabilities	214,322	-	567,791	-	782,113
Stockholder’s equity
Class A Common Stock	-	-	1	-	1
Member’s surplus	-	17,344	-	(17,344)	-
Additional paid-in capital	-	-	202,474	-	202,474
Retained earnings (accumulated deficit)	17,344	-	(77,880)	(17,344)	(77,880)
Accumulated other comprehensive loss, net of tax	-	-	(9,558)	-	(9,558)
Total stockholder’s equity	17,344	17,344	115,037	(34,688)	115,037
Total liabilities and stockholder’s equity	$231,666	$17,344	$682,828	$(34,688)	$897,150

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$60,468	$-	$-	$-	$60,468
Equipment sales	7,999	-	-	-	7,999
Parts and service	3,548	-	-	-	3,548
Total revenues	72,015	-	-	-	72,015

Cost of revenues
Cost of equipment sold	6,142	-	-	-	6,142
Depreciation of rental equipment	16,220	-	-	-	16,220
Maintenance of rental equipment	18,147	-	-	-	18,147
Costs of parts and service	2,292	-	-	-	2,292
Total cost of revenues	42,801	-	-	-	42,801
Gross profit	29,214	-	-	-	29,214

Other operating expenses
Selling, general and administrative expenses	19,564	-	-	-	19,564
Other depreciation and amortization	2,245	-	6,999	-	9,244
Total other operating expenses	21,809	-	6,999	-	28,808
Income (loss) from operations	7,405	-	(6,999)	-	406

Other expenses
Interest expense	2,074	-	12,951	-	15,025
Amortization of debt issue costs	169	-	326	-	495
Total other expenses	2,243	-	13,277	-	15,520

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	5,162	-	(20,276)	-	(15,114)
Benefit from income taxes	-	-	5,871	-	5,871
Equity earnings in subsidiaries	-	5,162	5,162	(10,324)	-
Net income (loss)	$5,162	$5,162	$(9,243)	$(10,324)	$(9,243)

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 1, 2007 TO JUNE 30, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$23,236	$-	$-	$-	$23,236
Equipment sales	1,749	-	-	-	1,749
Parts and service	1,161	-	-	-	1,161
Total revenues	26,146	-	-	-	26,146

Cost of revenues
Cost of equipment sold	1,560	-	-	-	1,560
Depreciation of rental equipment	6,000	-	-	-	6,000
Maintenance of rental equipment	6,056	-	-	-	6,056
Costs of parts and service	728	-	-	-	728
Total cost of revenues	14,344	-	-	-	14,344
Gross profit	11,802	-	-	-	11,802

Other operating expenses
Selling, general and administrative expenses	5,877	-	-	-	5,877
Other depreciation and amortization	677	-	1,530	-	2,207
Total other operating expenses	6,554	-	1,530	-	8,084
Income (loss) from operations	5,248	-	(1,530)	-	3,718

Other expenses
Interest expense	1,401	-	4,248	-	5,649
Amortization of debt issue costs	66	-	1,450	-	1,516
Total other expenses	1,467	-	5,698	-	7,165

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	3,781	-	(7,228)	-	(3,447)
Benefit from income taxes	-	-	1,377	-	1,377
Equity earnings in subsidiaries	-	3,781	3,781	(7,562)	-
Net income (loss)	$3,781	$3,781	$(2,070)	$(7,562)	$(2,070)

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD APRIL 1, 2007 TO MAY 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$45,797	$-	$-	$-	$45,797
Equipment sales	5,974	-	-	-	5,974
Parts and service	2,465	-	-	-	2,465
Total revenues	54,236	-	-	-	54,236

Cost of revenues
Cost of equipment sold	4,227	-	-	-	4,227
Depreciation of rental equipment	10,080	-	-	-	10,080
Maintenance of rental equipment	12,748	-	-	-	12,748
Costs of parts and service	1,550	-	-	-	1,550
Total cost of revenues	28,605	-	-	-	28,605
Gross profit	25,631	-	-	-	25,631

Other operating expenses
Selling, general and administrative expenses	17,518	-	-	-	17,518
Transaction-related operating costs	-	-	7,283	-	7,283
Other depreciation and amortization	1,195	-	-	-	1,195
Total other operating expenses	18,713	-	7,283	-	25,996
Income (loss) from operations	6,918	-	(7,283)	-	(365)

Other expenses
Interest expense	2,066	6,375	-	-	8,441
Transaction-related financing costs	3,015	54,730	-	-	57,745
Amortization of debt issues costs	151	213	-	-	364
Total other expenses	5,232	61,318	-	-	66,550

Income (loss) before benefit from income taxes and equity earnings (loss) in subsidiaries	1,686	(61,318)	(7,283)	-	(66,915)
Benefit from income taxes	-	-	23,848	-	23,848
Equity earnings (loss) in subsidiaries	-	1,686	(59,632)	57,946	-
Net income (loss)	$1,686	$(59,632)	$(43,067)	$57,946	$(43,067)

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$116,552	$-	$-	$-	$116,552
Equipment sales	17,378	-	-	-	17,378
Parts and service	6,887	-	-	-	6,887
Total revenues	140,817	-	-	-	140,817

Cost of revenues
Cost of equipment sold	13,729	-	-	-	13,729
Depreciation of rental equipment	34,452	-	-	-	34,452
Maintenance of rental equipment	34,876	-	-	-	34,876
Costs of parts and service	4,386	-	-	-	4,386
Total cost of revenues	87,443	-	-	-	87,443
Gross profit	53,374	-	-	-	53,374

Other operating expenses
Selling, general and administrative expenses	39,314	-	-	-	39,314
Other depreciation and amortization	4,873	-	13,998	-	18,871
Total other operating expenses	44,187	-	13,998	-	58,185
Income (loss) from operations	9,187	-	(13,998)	-	(4,811)

Other expenses
Interest expense	4,713	-	25,314	-	30,027
Amortization of debt issue costs	335	-	644	-	979
Total other expenses	5,048	-	25,958	-	31,006

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	4,139	-	(39,956)	-	(35,817)
Benefit from income taxes	-	-	13,860	-	13,860
Equity earnings in subsidiaries	-	4,139	4,139	(8,278)	-
Net income (loss)	$4,139	$4,139	$(21,957)	$(8,278)	$(21,957)

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2007 TO MAY 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$108,149	$-	$-	$-	$108,149
Equipment sales	20,573	-	-	-	20,573
Parts and service	5,936	-	-	-	5,936
Total revenues	134,658	-	-	-	134,658

Cost of revenues
Cost of equipment sold	14,289	-	-	-	14,289
Depreciation of rental equipment	25,211	-	-	-	25,211
Maintenance of rental equipment	30,218	-	-	-	30,218
Costs of parts and service	3,704	-	-	-	3,704
Total cost of revenues	73,422	-	-	-	73,422
Gross profit	61,236	-	-	-	61,236

Other operating expenses
Selling, general and administrative expenses	36,475	-	-	-	36,475
Transaction-related operating costs	-	-	7,283	-	7,283
Other depreciation and amortization	2,949	-	-	-	2,949
Total other operating expenses	39,424	-	7,283	-	46,707
Income (loss) from operations	21,812	-	(7,283)	-	14,529

Other expenses
Interest expense	5,133	15,935	-	-	21,068
Transaction-related financing costs	3,015	54,730	-	-	57,745
Amortization of debt issue costs	376	524	-	-	900
Total other expenses	8,524	71,189	-	-	79,713

Income (loss) before benefit from income taxes and equity earnings (loss) in subsidiaries	13,288	(71,189)	(7,283)	-	(65,184)
Benefit from income taxes	-	-	23,131	-	23,131
Equity earnings (loss) in subsidiaries	-	13,288	(57,901)	44,613	-
Net income (loss)	$13,288	$(57,901)	$(42,053)	$44,613	$(42,053)

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$4,139	$4,139	$(21,957)	$(8,278)	$(21,957)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	39,325	-	-	-	39,325
Amortization of debt issue costs	335	-	644	-	979
Amortization of intangibles	-	-	13,998	-	13,998
Gain on sale of equipment	(3,649)	-	-	-	(3,649)
Provision for bad debt	843	-	-	-	843
Stock compensation expense	942	-	-	-	942
Deferred income taxes	-	-	(14,239)	-	(14,239)
Equity earnings in subsidiaries	-	(4,139)	(4,139)	8,278	-
Changes in operating assets and liabilities:
Accounts receivable	6,746	-	-	-	6,746
Inventories and other assets	(416)	-	-	-	(416)
Accounts payable and accrued expenses	(1,831)	-	875	-	(956)
Net cash provided by (used in) operating activities	46,434	-	(24,818)	-	21,616
Cash Flows from Investing Activities
Purchases of rental equipment	(25,360)	-	-	-	(25,360)
Proceeds from sale of equipment	17,378	-	-	-	17,378
Purchases of property and equipment	(5,443)	-	-	-	(5,443)
Net cash used in investing activities	(13,425)	-	-	-	(13,425)
Cash Flows from Financing Activities
Net repayments under successor credit facility	(8,500)	-	-	-	(8,500)
Due (from) to affiliates	(24,818)	-	24,818	-	-
Net cash (used in) provided by financing activities	(33,318)	-	24,818	-	(8,500)
Net decrease in cash and cash equivalents	(309)	-	-	-	(309)
Cash and cash equivalents, beginning of period	364	-	2	-	366
Cash and cash equivalents, end of period	$55	$-	$2	$-	$57

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 1, 2007 TO JUNE 30, 2007
(in thousands)

	Guarantor Subsidiary	Neff Rental LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$3,781	$3,781	$(2,070)	$(7,562)	$(2,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,677	-	-	-	6,677
Amortization of debt issue costs	66	-	1,450	-	1,516
Amortization of intangibles	-	-	1,530	-	1,530
Gain on sale of equipment	(189)	-	-	-	(189)
Recovery on bad debt	(254)	-	-	-	(254)
Deferred income taxes	-	-	(1,377)	-	(1,377)
Equity earnings in subsidiaries	-	(3,781)	(3,781)	7,562	-
Changes in operating assets and liabilities:
Accounts receivable	(1,047)	-	-	-	(1,047)
Inventories and other assets	(1,867)	-	-	-	(1,867)
Accounts payable and accrued expenses	(3,504)	-	-	-	(3,504)
Net cash provided by (used in) operating activities	3,663	-	(4,248)	-	(585)
Cash Flows from Investing Activities
Purchases of rental equipment	(3,685)	-	-	-	(3,685)
Proceeds from sale of equipment	1,749	-	-	-	1,749
Purchases of property and equipment	(107)	-	-	-	(107)
Acquisition of the Company by the sponsor	-	-	(371,907)	-	(371,907)
Net cash used in investing activities	(2,043)	-	(371,907)	-	(373,950)
Cash Flows from Financing Activities
Repayments under predecessor credit facility	(158,750)	-	-	-	(158,750)
Borrowings under successor credit facility	211,000	-	-	-	211,000
Proceeds from second lien facility	-	-	290,000	-	290,000
Proceeds from 10% senior notes	-	-	230,000	-	230,000
Repayment of 11¼% second priority senior secured notes	-	(245,000)	-	-	(245,000)
Repayment of 13% senior subordinated notes	-	(80,000)	-	-	(80,000)
Proceeds from issuance of new Class A common stock	-	-	191,000	-	191,000
Payment of tender premiums	-	(42,600)	-	-	(42,600)
Debt issue costs	(4,728)	-	(14,912)	-	(19,640)
Due (from) to affiliates	(47,667)	367,600	(319,933)	-	-
Net cash (used in) provided by financing activities	(145)	-	376,155	-	376,010
Net increase in cash and cash equivalents	1,475	-	-	-	1,475
Cash and cash equivalents, beginning of period	156	-	-	-	156
Cash and cash equivalents, end of period	$1,631	$-	$-	$-	$1,631

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 2007 TO MAY 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff Rental LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$13,288	$(57,901)	$(42,053)	$44,613	$(42,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	28,160	-	-	-	28,160
Amortization expense	376	524	-	-	900
Gain on sale of equipment	(6,284)	-	-	-	(6,284)
Provision for bad debt	558	-	-	-	558
Stock compensation expense	4,923	-	-	-	4,923
Deferred income taxes	-	(23,131)	-	-	(23,131)
Transaction-related costs	3,015	54,730	7,283	-	65,028
Equity earnings in subsidiaries	-	(13,288)	57,901	(44,613)	-
Changes in operating assets and liabilities:
Accounts receivable	4,749	-	-	-	4,749
Inventories and other assets	729	-	-	-	729
Accounts payable and accrued expenses	22,721	23,131	(23,131)	-	22,721
Net cash provided by (used in) operating activities	72,235	(15,935)	-	-	56,300
Cash Flows from Investing Activities
Purchases of rental equipment	(61,512)	-	-	-	(61,512)
Proceeds from sale of equipment	20,573	-	-	-	20,573
Purchases of property and equipment	(10,613)	-	-	-	(10,613)
Net cash used in investing activities	(51,552)	-	-	-	(51,552)
Cash Flows from Financing Activities
Repayments under predecessor credit facility	(4,750)	-	-	-	(4,750)
Due (from) to affiliates	(15,935)	15,935	-	-	-
Net cash (used in) provided by financing activities	(20,685)	15,935	-	-	(4,750)
Net decrease in cash and cash equivalents	(2)	-	-		(2)
Cash and cash equivalents, beginning of period	158	-	-	-	158
Cash and cash equivalents, end of period	$156	$-	$-	$-	$156

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

The following discussion and analysis compares the three and six months ended June 30, 2008 to the combined three and six months ended June 30, 2007.

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

Overview

We are the eleventh largest equipment rental company in the United States as measured by rental revenues. Through our 66 branches located primarily in the sunbelt states, we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. We derive revenue from equipment rentals, selling new and used equipment, parts and supplies, and from other related rental activities.

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

In evaluating our results of operations and financial performance, our management has used combined results for the three and six months ended June 30, 2007 as single measurement periods. Due to the Transactions, we believe that comparisons between the three and six months ended June 30, 2008 and either the Successor’s results for the period June 1, 2007 to June 30, 2007 or the Predecessor’s results for the periods April 1, 2007 to May 31, 2007 and January 1, 2007 to May 31, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Current Business Environment and Outlook

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, certain original equipment manufacturers, or OEMs, and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the U.S. non-residential construction industry in particular.  Beginning in the second half of fiscal 2007 and continuing through the current quarter, the equipment rental environment in a number of our key markets, particularly in Florida and California, became more challenging.  As a result, we have experienced lower demand for our rental equipment and a decrease in rental rates, particularly in the earthmoving category, and we expect this to continue for the remainder of 2008.  We have responded to this market environment by re-deploying equipment to regions with greater demand and selling some of our under-utilized fleet.  Industry research sources have provided cautious outlooks for U.S. non-residential construction spending in 2008. One leading industry research source, McGraw-Hill, estimates total U.S. non-residential construction spending will decrease by 4.6% in 2008.  We are significantly impacted by factors affecting demand for earthmoving equipment, which as of June 30, 2008 accounts for 46.3% of the total Original Cost, which we define as the cost originally paid to manufacturers or the original amount financed under our operating leases, of our rental fleet.  Macroeconomic factors and regional conditions (including hurricane-related activities) that affect the U.S. non-residential construction industry and the rental equipment market are outside of our control, and may affect our operating results in future periods.

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

We recorded purchase accounting adjustments to increase the carrying value of property and equipment and rental equipment, and to establish intangible assets for our customer list, trademarks and tradenames.

During the period from June 1, 2007 to December 31, 2007 we recorded adjustments to the initial purchase price allocation related to deferred taxes and other items in the amount of $8.3 million.  The purchase price allocation was finalized during the second quarter of 2008 and is as follows (in millions):

June 30, 2008
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

Revenue Recognition

Rental contracts are structured as operating leases entered into at the time our customer takes delivery of the equipment.  Rental revenues are recognized as they are earned over the rental period. As a result of our billing and rental cycles, there are a number of rental contracts entered into during a reporting period that are not billed to customers by the end of such reporting period.  We identify each rental contract that has not been billed at the end of such period and record the corresponding amount of rental revenue to the appropriate reporting period.

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

Derivative Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), we have designated certain derivative arrangements entered into in June 2007 as cash flow hedges and recognized the fair value of the instruments on our unaudited condensed consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income (loss) in stockholder’s equity and subsequently recognized in income when the hedged item affects earnings. To record these swaps as of June 30, 2008, we recorded the fair value of the derivative liability of $15.0 million in accrued expenses and other liabilities, offset by $9.2 million and $5.8 million in other comprehensive loss and deferred taxes, respectively.

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

Determination of the amount of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”

We perform goodwill impairment testing during the fourth quarter of each year.  Our reporting units for goodwill impairment testing purposes are our geographical operating segments.  We tested our goodwill for impairment in 2007 and concluded that it was impaired and recognized an impairment loss of $56.2 million during the fourth quarter of 2007.  The goodwill impairment was related to the challenging environment we faced in our key markets in the second half of fiscal 2007.  As noted above, we expect the challenging market conditions that began in 2007 to continue throughout 2008.  If we conclude prior to conducting our annual goodwill impairment testing in the fourth quarter of 2008 that market conditions, or other events or circumstances, indicate that the current carrying value of our goodwill may not be recoverable, we will perform goodwill impairment testing on an interim basis.

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

The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment.  We use a discounted cash flow method when applying the income approach.  This analysis is based on operating income, interest expense, taxes, incremental working capital and long-term debt, as well as other factors.

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

We tested our trademarks and tradenames together with goodwill for impairment in the fourth quarter of 2007 and concluded that, for the same reasons described in Goodwill, the trademark and tradenames were impaired and recognized an impairment loss of $1.6 million during the fourth quarter of 2007.

Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. As of June 30, 2008 and December 31, 2007, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event that we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. To our knowledge, there are no income tax examinations currently in process.

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

Performance Measures

EBITDA & Adjusted EBITDA

EBITDA is defined as net income (loss) plus interest, taxes and depreciation and amortization. Adjusted EBITDA is defined under our $350.0 million senior secured asset-based revolving credit facility (the “Credit Facility”) as EBITDA further adjusted to eliminate (1) non-cash compensation charges arising from any grant of stock, stock options or equity-based awards, (2) management, advisory and other fees and (3) any extraordinary, unusual or nonrecurring gains or losses, among other potential adjustments as defined under the Credit Facility.  Adjusted EBITDA under the indenture governing the 10% senior notes (the “10% Notes”) includes, in addition to the adjustments under the Credit Facility, additional adjustments, including adjustments for actual expenses incurred relating to rental equipment operating leases that expired or were terminated.

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

Our presentation of EBITDA and Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.  Some of these limitations are: (1) they do not reflect our cash expenditures, or future requirements, for significant capital expenditures or contractual commitments; (2) they do not reflect changes in, or cash requirements for, our working capital needs; (3) they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our significant amount of indebtedness; (4) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and (5) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations but may nonetheless have a material impact on our results of operations.  In addition, because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry.

We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information about our operating performance relative to our peers and to provide a measure of operating results unaffected by difference in capital structure, capital investment cycles and ages of related assets among otherwise comparable companies.  We also believe the inclusion of EBITDA and Adjusted EBITDA is appropriate to provide additional information about the calculation of certain financial covenants in our Credit Facility and our $290.0 million senior secured second lien term loan (the “Second Lien Facility” and, together with the Credit Facility, the “Senior Secured Credit Facilities”) and the indenture governing the 10% Notes.  Adjusted EBITDA is a material component of these covenants.  Adjustments used to calculate EBITDA and Adjusted EBITDA are used in the indenture for the 10% Notes as part of the adjustments to net income used in the calculations to determine whether we can incur additional debt pursuant to an interest coverage ratio. These adjustments are also used in calculating covenants contained in our Senior Secured Credit Facilities and metrics used to determine the applicable margin for loans under such facilities.  For instance, our Credit Facility uses Adjusted EBITDA to determine the interest rates on our borrowings, which are based on a leverage ratio, or the ratio of indebtedness at the end of each quarter to Adjusted EBITDA for the twelve months ending on the last day of that quarter.  Changes in our leverage ratio may result in increases or decreases in the interest rate margin applicable to loans under our Credit Facility.  Accordingly, Adjusted EBITDA is a key factor in determining how much additional indebtedness we may be able to incur from time to time to operate our business, and a change in our Adjusted EBITDA could increase or decrease our cost of funds.

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

    The following is a reconciliation of net (loss) income to Adjusted EBITDA as defined in our Credit Facility. The terms and related calculations are defined in the senior secured credit agreement for the Credit Facility and indenture governing the 10% Notes (in thousands):

	Successor	Successor	Successor	Predecessor	Predecessor
	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	Period June 1, 2007 to June 30, 2007	Period April 1, 2007 to May 31, 2007	Period January 1, 2007 to May 31, 2007
Net (loss) income	$(9,243)	$(21,957)	$(2,070)	$(43,067)	$(42,053)
Benefit from income taxes	(5,871)	(13,860)	(1,377)	(23,848)	(23,131)
Interest expense	15,025	30,027	5,649	8,441	21,068
Depreciation of rental equipment	16,220	34,452	6,000	10,080	25,211
Other depreciation	2,245	4,873	677	1,195	2,949
Amortization expense	7,494	14,977	3,046	364	900
EBITDA	25,870	48,512	11,925	(46,835)	(15,056)

Stock compensation expense(a)	471	942	-	4,315	4,923
Monitoring fee(b)	630	1,276	208	-	-
Transaction-related costs(c)	-	-	-	65,028	65,028
Adjusted EBITDA	$26,971	$50,730	$12,133	$22,508	$54,895

(a)	The adjustment reflects the effect of stock compensation expenses recorded in the periods presented in accordance with SFAS 123-R.
(b)	The adjustment reflects the effect of the annual monitoring fees to be paid to affiliates of the Sponsor and certain other parties in connection with the Transactions.
(c)	The adjustment reflects the effect of the transaction-related costs in connection with the Transactions.

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

    As illustrated in the table below, dollar utilization for the three months ended June 30, 2008 and the combined three months ended June 30, 2007, was 48.1% and 50.6%, respectively, and for the six months ended June 30, 2008 and the combined six months ended June 30, 2007, was 46.2% and 48.6%, respectively (in thousands, except percent data):

	Three Months Ended	Combined Three Months Ended	Six Months Ended	Combined Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total rental revenues	$60,468	$69,033	$116,552	$131,385
Re-rent revenues	(1,621)	(1,762)	(3,081)	(3,111)
Net rental revenues(a)	$58,847	$67,271	$113,471	$128,274
Average monthly Original Cost(b)(c)	493,417	534,198	495,150	530,178
Dollar utilization(d)	48.1%	50.6%	46.2%	48.6%

(a)
Amounts are annualized when determining dollar utilization for periods of less than 12 months. Accordingly, annualized net rental revenues for the three months ended June 30, 2008 and the combined three months ended June 30, 2007 are $237,203 and $270,119, respectively and for the six months ended June 30, 2008 and the combined six months ended June 30, 2007 are $228,688 and $257,535 respectively.

(b)	Average monthly Original Cost includes the cost of equipment held in the rental fleet under operating leases.
(c)	Average monthly Original Cost for each period is presented as the average of the monthly original cost computations for each of the months in the periods presented.
(d)	Dollar utilization is calculated as net rental revenues divided by average monthly Original Cost.

Results of Operations

Three Months ended June 30, 2008 Compared with the Combined Three Months ended June 30, 2007

The following table illustrates our operating activity for the three months ended June 30, 2008 and the combined three months ended June 30, 2007.

	Successor	Successor	Predecessor	Combined
	Three Months Ended June 30, 2008	Period June 1, 2007 to June 30, 2007	Period April 1, 2007 to May 31, 2007	Non-GAAP Three Months Ended June 30, 2007	% Change
	(dollars in thousands)				(1)(2)
Revenues
Rental revenues	$60,468	$23,236	$45,797	$69,033	(12.4)%
Equipment sales	7,999	1,749	5,974	7,723	3.6
Parts and service	3,548	1,161	2,465	3,626	(2.2)
Total revenues	72,015	26,146	54,236	80,382	(10.4)

Cost of revenues
Cost of equipment sold	6,142	1,560	4,227	5,787	6.1
Depreciation of rental equipment	16,220	6,000	10,080	16,080	0.9
Maintenance of rental equipment	18,147	6,056	12,748	18,804	(3.5)
Costs of parts and service	2,292	728	1,550	2,278	0.6
Total cost of revenues	42,801	14,344	28,605	42,949	(0.3)
Gross profit	29,214	11,802	25,631	37,433	(22.0)

Other operating expenses
Selling, general and administrative expenses	19,564	5,877	17,518	23,395	(16.4)
Transaction-related operating costs	-	-	7,283	7,283	n/m
Other depreciation and amortization	9,244	2,207	1,195	3,402	171.7
Total other operating expenses	28,808	8,084	25,996	34,080	(15.5)
Income (loss) from operations	406	3,718	(365)	3,353	(87.9)

Other expenses
Interest expense	15,025	5,649	8,441	14,090	6.6
Transaction-related financing costs	-	-	57,745	57,745	n/m
Amortization of debt issue costs	495	1,516	364	1,880	(73.7)
Total other expenses	15,520	7,165	66,550	73,715	(78.9)

Loss before benefit from income taxes	(15,114)	(3,447)	(66,915)	(70,362)	(78.5)
Benefit from income taxes	5,871	1,377	23,848	25,225	(76.7)
Net loss	$(9,243)	$(2,070)	$(43,067)	$(45,137)	(79.5)

(1)	“n/m” means the percentage change is not meaningful.
(2)	“%” change means the percentage change between the operating activity for the three months ended June 30, 2008 and the combined three months ended June 30, 2007.

Total Revenues. Total revenues for the three months ended June 30, 2008 decreased 10.4% to $72.0 million from $80.4 million for the combined three months ended June 30, 2007. The components of our revenues are discussed below.

Rental Revenues. Rental revenues for the three months ended June 30, 2008 decreased 12.4% to $60.5 million from $69.0 million for the combined three months ended June 30, 2007. The decrease in rental revenues was primarily due to a decrease in rental rates and a decrease in the percentage of equipment on rent.  For the three months ended June 30, 2008, we estimate our rental rates decreased 5.8% and the percentage of equipment on rent decreased by 1.5 percentage points in comparison to the combined three months ended June 30, 2007. The decrease in rental rates, combined with the decrease in the percentage of equipment on rent led to a decrease in dollar utilization to 48.1% for the three months ended June 30, 2008 from 50.6% for the combined three months ended June 30, 2007.

Equipment Sales. Equipment sales revenue for the three months ended June 30, 2008 increased 3.6% to $8.0 million from $7.7 million for the combined three months ended June 30, 2007. The increase in equipment sales was based on our asset management strategy focused on reducing fleet levels as a result of a decrease in the percentage of equipment on rent. Equipment sales increased to 11.1% of total revenues for the three months ended June 30, 2008 from 9.6% of total revenues for the combined three months ended June 30, 2007.

Parts and Service. Revenues from the sales of parts and service for the three months ended June 30, 2008 decreased 2.2% to $3.5 million from $3.6 million for the combined three months ended June 30, 2007. The decrease in parts and service revenue was primarily due to the general decrease in rental activity resulting in less revenue generated by parts and services.  Parts and service revenue as a percentage of total revenues increased to 4.9% of total revenues for the three months ended June 30, 2008 from 4.5% of total revenues for the combined three months ended June 30, 2007.

Cost of Equipment Sold. Costs associated with the sale of rental equipment increased 6.1% to $6.1 million for the three months ended June 30, 2008 from $5.8 million for the combined three months ended June 30, 2007, as a result of the increase in the amount of equipment sales in the second quarter of fiscal 2008 compared to the corresponding period in the prior year.

Depreciation of Rental Equipment. Depreciation of rental equipment for the three months ended June 30, 2008 increased 0.9% to $16.2 million from $16.1 million for the combined three months ended June 30, 2007. The increased depreciation expense of rental equipment was primarily due to the increased book value of our rental fleet as a result of the application of purchase accounting for the Acquisition.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in the depreciable base of rental equipment, increased depreciation expense by approximately $2.6 million in the three months ended June 30, 2008 and approximately $0.9 million for the combined three months ended June 30, 2007.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 3.5% to $18.1 million for the three months ended June 30, 2008 from $18.8 million for the combined three months ended June 30, 2007, primarily as a result of decreases in insurance, payroll and payroll-related expenses that were partially offset by increased fuel expenses.

Cost of Parts and Service. Costs associated with our parts and service increased 0.6% to $2.3 million for the three months ended June 30, 2008, primarily as a result of increased fuel expenses billed to customers, offset partially by the impact of decreased sales of parts and service.

Gross Profit. Gross profit for the three months ended June 30, 2008 decreased 22.0% to $29.2 million or 40.6% of total revenues from $37.4 million or 46.6% of total revenues for the combined three months ended June 30, 2007. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit (which we define as rental revenues minus depreciation of rental equipment and maintenance of rental equipment) of $8.0 million. The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit by approximately $2.6 million for the three months ended June 30, 2008 and approximately $1.4 million for the combined three months ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 decreased 16.4% to $19.6 million from $23.4 million for the combined three months ended June 30, 2007.  Selling, general and administrative expenses decreased to 27.2% of total revenues for the three months ended June 30, 2008 from 29.1% of total revenues for the combined three months ended June 30, 2007.  The decrease in selling, general and administrative expenses was primarily due to a $3.8 million decrease in stock compensation expense.  Stock compensation expense for the three months ended June 30, 2008 decreased to $0.5 million from $4.3 million for the combined three months ended June 30, 2007 due to the accelerated vesting of stock options recorded in the prior year as a result of the Acquisition.

Transaction-related operating costs. Transaction-related operating costs were $7.3 million for the combined three months ended June 30, 2007. These costs consisted of seller-related expenses of $7.3 million for investment banking fees, outside attorney fees, and other third-party fees. There were no transaction-related operating costs recorded in 2008.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the three months ended June 30, 2008 increased to $9.2 million from $3.4 million for the combined three months ended June 30, 2007. The increase in other depreciation and amortization was primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets, which increased amortization expense by approximately $7.0 million in the three months ended June 30, 2008 and approximately $1.5 million for the combined three months ended June 30, 2007.  The increase in other depreciation and amortization was also due to the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

Income from Operations. Income from operations for the three months ended June 30, 2008 decreased $2.9 million, to $0.4 million from income from operations of $3.4 million for the combined three months ended June 30, 2007, primarily as a result of the foregoing reasons. The effect of purchase accounting adjustments decreased income from operations by approximately $10.0 million, or 13.9% of total revenues for the three months ended June 30, 2008 and approximately $7.0 million, or 8.7% of total revenues for the combined three months ended June 30, 2007.

Interest Expense. Interest expense for the three months ended June 30, 2008 increased 6.6% to $15.0 million from $14.1 million for the combined three months ended June 30, 2007. The increase was primarily due to increased borrowings incurred as a result of the Acquisition.

Transaction-related financing costs. Transaction-related financing costs were $57.8 million for the combined three months ended June 30, 2007.  These costs consisted of $42.6 million in tender premiums related to our senior secured and senior subordinated notes, all of which were repurchased in connection with the transactions, a non-cash charge of $12.5 million to write-off the remaining net book value of previously-capitalized financing fees related to our then-existing credit facility and notes that were repaid and repurchased in connection with the Transactions and a non-cash charge of $2.7 million to write-off the unamortized discount on the our senior subordinated notes.  There were no transaction-related financing costs recorded in 2008.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the three months ended June 30, 2008 decreased 73.7% to $0.5 million from $1.9 million for the combined three months ended June 30, 2007.  The decrease was due to amortization expense related to the unused bridge loan commitment of $1.4 million incurred in the combined three months ended June 30, 2007.

Net loss. For the reasons described above, we recorded a net loss for the three months ended June 30, 2008 of $9.2 million compared to a net loss of $45.1 million for the combined three months ended June 30, 2007.  The effect of purchase accounting adjustments decreased net income by approximately $6.1 million, or 8.4% of total revenues, for the three months ended June 30, 2008 and approximately $7.1 million, or 8.8% of total revenues for the combined three months ended June 30, 2007.

Six Months ended June 30, 2008 Compared with the Combined Six Months ended June 30, 2007

The following table illustrates our operating activity for the six months ended June 30, 2008 and the combined six months ended June 30, 2007.

	Successor	Successor	Predecessor	Combined
	Six Months Ended June 30, 2008	Period June 1, 2007 to June 30, 2007	Period January 1, 2007 to May 31, 2007	Non-GAAP Six Months Ended June 30, 2007	% Change
	(dollars in thousands)				(1)(2)
Revenues
Rental revenues	$116,552	$23,236	$108,149	$131,385	(11.3)%
Equipment sales	17,378	1,749	20,573	22,322	(22.1)
Parts and service	6,887	1,161	5,936	7,097	(3.0)
Total revenues	140,817	26,146	134,658	160,804	(12.4)

Cost of revenues
Cost of equipment sold	13,729	1,560	14,289	15,849	(13.4)
Depreciation of rental equipment	34,452	6,000	25,211	31,211	10.4
Maintenance of rental equipment	34,876	6,056	30,218	36,274	(3.9)
Costs of parts and service	4,386	728	3,704	4,432	(1.0)
Total cost of revenues	87,443	14,344	73,422	87,766	(0.4)
Gross profit	53,374	11,802	61,236	73,038	(26.9)

Other operating expenses
Selling, general and administrative expenses	39,314	5,877	36,475	42,352	(7.2)
Transaction-related operating costs	-	-	7,283	7,283	n/m
Other depreciation and amortization	18,871	2,207	2,949	5,156	266.0
Total other operating expenses	58,185	8,084	46,707	54,791	6.2
(Loss) income from operations	(4,811)	3,718	14,529	18,247	(126.4)

Other expenses
Interest expense	30,027	5,649	21,068	26,717	12.4
Transaction-related financing costs	-	-	57,745	57,745	n/m
Amortization of debt issue costs	979	1,516	900	2,416	(59.5)
Total other expenses	31,006	7,165	79,713	86,878	(64.3)

Loss before benefit from income taxes	(35,817)	(3,447)	(65,184)	(68,631)	(47.8)
Benefit from income taxes	13,860	1,377	23,131	24,508	(43.4)
Net loss	$(21,957)	$(2,070)	$(42,053)	$(44,123)	(50.2)

(1)	“n/m” means the percentage change is not meaningful.
(2)	“%” change means the percentage change between the operating activity for the six months ended June 30, 2008 and the combined six months ended June 30, 2007.

Total Revenues. Total revenues for the six months ended June 30, 2008 decreased 12.4% to $140.8 million from $160.8 million for the combined six months ended June 30, 2007. The components of our revenues are discussed below.

Rental Revenues. Rental revenues for the six months ended June 30, 2008 decreased 11.3% to $116.6 million from $131.4 million for the combined six months ended June 30, 2007. The decrease in rental revenues was primarily due to a decrease in rental rates and a decrease in the percentage of equipment on rent.  For the six months ended June 30, 2008, we estimate that rental rates decreased 7.1% and the percentage of equipment on rent decreased by 0.8 percentage points in comparison to the combined six months ended June 30, 2007. The decrease in rental rates, combined with the decrease in the percentage of equipment on rent led to a decrease in dollar utilization to 46.2% for the six months ended June 30, 2008 from 48.6% for the combined six months ended June 30, 2007.

Equipment Sales. Equipment sales revenue for the six months ended June 30, 2008 decreased 22.1% to $17.4 million from $22.3 million for the combined six months ended June 30, 2007. The decrease in equipment sales was based on our asset management strategy in the first quarter of fiscal 2008 compared to the corresponding period in the prior year. Equipment sales decreased to 12.3% of total revenues for the six months ended June 30, 2008 from 13.9% of total revenues for the combined six months ended June 30, 2007.

Parts and Service. Revenues from the sales of parts and service for the six months ended June 30, 2008 decreased 3.0% to $6.9 million from $7.1 million for the combined six months ended June 30, 2007. The decrease in parts and service revenue was primarily due to the general decrease in revenues generated by parts and services.  Parts and service revenue as a percentage of total revenues increased to 4.9% of total revenues for the six months ended June 30, 2008 from 4.4% of total revenues for the combined six months ended June 30, 2007.

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 13.4% to $13.7 million for the six months ended June 30, 2008 from $15.8 million for the combined six months ended June 30, 2007, partially as a result of the decrease in the amount of equipment sales in the first half of fiscal 2008 compared to the corresponding period in the prior year.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet also increased the cost of equipment sold by approximately $0.3 million in the six months ended June 30, 2008 and approximately $0.3 million for the combined six months ended June 30, 2007.

Depreciation of Rental Equipment. Depreciation of rental equipment for the six months ended June 30, 2008 increased 10.4% to $34.5 million from $31.2 million for the combined six months ended June 30, 2007. The increased depreciation expense of rental equipment was primarily due to the increased book value of our rental fleet as a result of the application of purchase accounting for the Acquisition.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in the depreciable base of rental equipment, increased depreciation expense by approximately $6.8 million in the six months ended June 30, 2008 and approximately $0.9 million for the combined six months ended June 30, 2007.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 3.9% to $34.9 million for the six months ended June 30, 2008 from $36.3 million for the combined six months ended June 30, 2007, primarily as a result of decreases in insurance, payroll and payroll-related expenses that were partially offset by increased fuel expenses.

Cost of Parts and Service. Costs associated with our parts and service decreased 1.0% to $4.4 million for the six months ended June 30, 2008, primarily as a result of decreased sales of parts and service, offset partially by increased fuel expenses billed to customers.

Gross Profit. Gross profit for the six months ended June 30, 2008 decreased 26.9% to $53.4 million or 37.9% of total revenues from $73.0 million or 45.4% of total revenues for the combined six months ended June 30, 2007. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit of $16.7 million. The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit by approximately $7.2 million for the six months ended June 30, 2008 and by approximately $1.4 million for the combined six months ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2008 decreased 7.2% to $39.3 million from $42.4 million for the combined six months ended June 30, 2007.  Selling, general and administrative expenses increased to 27.9% of total revenues for the six months ended June 30, 2008 from 26.3% of total revenues for the combined six months ended June 30, 2007.  The decrease in selling, general and administrative expenses was primarily due to a $4.0 million decrease in stock compensation expense, offset by a $1.1 million increase in management fees paid to our Sponsor.  Stock compensation expense for the six months ended June 30, 2008 decreased to $0.9 million from $4.9 million for the combined six months ended June 30, 2007 due to the accelerated vesting of stock options recorded in the prior year as a result of the Acquisition.

Transaction-related operating costs. Transaction-related operating costs were $7.3 million for the combined six months ended June 30, 2007. These costs consisted of seller-related expenses of $7.3 million for investment banking fees, outside attorney fees, and other third-party fees. There were no transaction-related operating costs recorded in 2008.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the six months ended June 30, 2008 increased to $18.9 million from $5.2 million for the combined six months ended June 30, 2007. The increase in other depreciation and amortization was primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets, which increased amortization expense by approximately $14.0 million in the six months ended June 30, 2008 and by $1.5 million for the combined three months ended June 30, 2007.  The increase in other depreciation and amortization was also due to the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

(Loss) Income from Operations. Loss from operations for the six months ended June 30, 2008 increased $23.1 million, to a loss from operations of $4.8 million from income from operations of $18.2 million for the combined six months ended June 30, 2007, primarily as a result of the foregoing reasons. The effect of purchase accounting adjustments decreased income from operations by approximately $22.4 million, or 15.9% of total revenues for the six months ended June 30, 2008 and approximately $7.0 million, or 4.4% of total revenues for the combined six months ended June 30, 2007.

Interest Expense. Interest expense for the six months ended June 30, 2008 increased 12.4% to $30.0 million from $26.7 million for the combined six months ended June 30, 2007. The increase was primarily due to increased borrowings incurred as a result of the Acquisition.

Transaction-related financing costs. Transaction-related financing costs were $57.8 million for the combined six months ended June 30, 2007. These costs consisted of $42.6 million in tender premiums related to our senior secured and senior subordinated notes, all of which were repurchased in connection with the transactions, a non-cash charge of $12.5 million to write-off the remaining net book value of previously-capitalized financing fees related to our then-existing credit facility and notes that were repaid and repurchased in connection with the Transactions and a non-cash charge of $2.7 million to write-off the unamortized discount on the our senior subordinated notes.  There were no transaction-related financing costs recorded in 2008.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the six months ended June 30, 2008 decreased 59.5% to $1.0 million from $2.4 million for the combined six months ended June 30, 2007.  The decrease was due to amortization expense related to the unused bridge loan commitment of $1.4 million incurred in the combined six months ended June 30, 2007.

Net Loss. For the reasons described above, we recorded a net loss for the six months ended June 30, 2008 of $22.0 million compared to a net loss of $44.1 million for the combined six months ended June 30, 2007.  The effect of purchase accounting adjustments decreased net income by approximately $13.7 million, or 9.7% of total revenues, for the six months ended June 30, 2008 and approximately $7.1 million, or 4.4% of total revenues for the combined six months ended June 30, 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2008, our operating activities provided net cash flow of $21.6 million as compared to $55.7 million for the combined six months ended June 30, 2007. The decrease is attributable primarily to decreases in net income and working capital.

Cash used in investing activities was $13.4 million for the six months ended June 30, 2008 as compared to $425.5 million for the combined six months ended June 30, 2007. Cash used in investing activities for the combined six months ended June 30, 2007 included $371.9 million related to cash used in the Acquisition.  Cash used for the purchase of rental equipment was $25.4 million for the six months ended June 30, 2008, compared to $65.2 million for the combined six months ended June 30, 2007.  We received $17.4 million in cash proceeds from the sale of equipment for the six months ended June 30, 2008 compared to $22.3 million for the combined six months ended June 30, 2007.

Net cash used in financing activities was $8.5 million for the six months ended June 30, 2008, compared to net cash provided by financing activities of $371.2 million for the combined six months ended June 30, 2007. The change in cash from financing activities was primarily due to cash provided by the Acquisition for the combined six months ended June 30, 2007 combined with reduced levels of borrowings needed for equipment purchases for the six months ended June 30, 2008.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources and will be sufficient to meet our capital needs.

In connection with the Transactions, on May 31, 2007, we issued $230.0 million in aggregate principal amount of the 10% Notes.  The 10% Notes are unsecured senior indebtedness and are guaranteed by our domestic subsidiaries that also guarantee borrowings under the Senior Secured Credit Facilities.  On May 31, 2007, we also borrowed $290.0 million under the Second Lien Facility, which provides for a total borrowing of $290.0 million and borrowed $214.3 million under the Credit Facility, which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base formula.  The Senior Secured Credit Facilities bear interest at variable rates. The Credit Facility matures in 2013 and the Second Lien Facility matures in 2014.  As of June 30, 2008, borrowings under the Credit Facility totaled $181.5 million, with $90.9 million available for additional borrowings based on the borrowing base as of June 30, 2008.

The Senior Secured Credit Facilities and the indenture governing the 10% Notes contain various restrictive covenants.  The Credit Facility limits our ability to prepay other indebtedness, including the 10% Notes, and requires us to obtain rental equipment appraisals on a semi-annual basis and maintain certain financial covenant ratios.  In addition, the Senior Secured Credit Facilities restrict our ability to, among other things, incur additional indebtedness, create liens, make investments and declare or pay any dividends.  The indenture governing the 10% Notes contains similar restrictive covenants that, among other things and subject to certain exceptions: (1) limits our ability and the ability of our operating subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (2) places restrictions on our ability and the ability of our operating subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.  We are in compliance with all covenants under the Credit Facility, the Second Lien Facility and the indenture governing the 10% Notes as of June 30, 2008.

We or our affiliates may, from time to time, repurchase our debt in the open market, through tender offers, block trades, exchanges of debt securities, in privately negotiated transactions, or otherwise.  These repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008.  The partial adoption of SFAS 157 has not materially affected how we determine fair value and it had no material impact on our unaudited condensed consolidated financial statements, but the partial adoption did result in additional required disclosures.  We are currently evaluating the impact that the adoption of SFAS 157, as it relates to non-financial assets and liabilities, will have on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent.  It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity.  SFAS 160 is effective for annual reporting periods beginning on or after December 15, 2008 and shall be applied prospectively.  We are currently evaluating the impact that adoption of SFAS 160 may have on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”), which will replace SFAS No. 141, “Business Combinations.” SFAS 141-R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141-R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141-R is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. Early adoption of SFAS 141-R is not permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141-R.  SFAS 141-R will have an impact on accounting for business combinations once adopted, but its effect will depend upon the specifics of any business combination with an acquisition date subsequent to the date of adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning November 15, 2008. As SFAS 161 relates specifically to disclosures, SFAS 161 will have no impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption of FSP 142-3 is not permitted.  We are currently evaluating the impact that adoption of FSP 142-3 may have on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.”  The adoption of SFAS 162 is not expected to have a material impact on our financial condition, results of operations or cash flows.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14145), filed with the SEC on March 27, 2008, which is accessible on the SEC’s website at www.sec.gov.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.

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

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Credit Facility is assumed to be equal to its carrying value, as interest rates approximate market rates. As of June 30, 2008, the 10% Notes had a face value of $230.0 million and an estimated fair value of $86.8 million based on the trading price at June 30, 2008, and the Second Lien Facility had a face value of $290.0 million and an estimated fair value of $189.7 million, based on quoted market prices.

At June 30, 2008, we had fixed rate debt of $230.0 million, consisting of the 10% Notes, and variable rate debt of $471.5 million, consisting of the Senior Secured Credit Facilities, however, the $290.0 million Second Lien Facility has been effectively converted to fixed rate debt for the period described below by interest rate swaps.   Holding debt levels constant, a one percentage point increase in interest rates would hypothetically increase annual interest expense for our variable rate debt by approximately $1.8 million.

The variable nature of our obligations under the Senior Secured Credit Facilities creates interest rate risk.  In order to mitigate this risk, in June 2007, we entered into interest rate swap agreements (the “Interest Rate Swaps”) in the notional amount of $290.0 million to hedge the variable rate on the Second Lien Facility for the period between December 7, 2007 and December 7, 2010.  The Interest Rate Swaps will then be extended on a reduced notional basis of $100.0 million in order to hedge the variable rate on the Second Lien Facility for the period between December 8, 2010 and December 7, 2012.

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

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Exchange Act.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of June 30, 2008, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chef Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, (a) our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in Exchange Act reports was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (b) that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NEFF CORP.
Date: August 11, 2008	/s/ GRAHAM HOOD
Graham Hood President and Chief Executive Officer
Date: August 11, 2008	/s/ MARK IRION
Mark Irion Executive Vice President, Chief Financial Officer and Secretary