Form 10-Q
period 2008-09-30
NEFF CORP
filed 2008-11-14
CIK 1057725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008                                            OR

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

There is no established public trading market for any of the common stock of the registrant.  As of November 13, 2008, all of the outstanding common stock of the registrant was owned by Neff Holdings Corp.

NEFF CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

INDEX

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 (Successor) and for the three months ended September 30, 2007 (Successor)	4
	Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 (Successor), the period June 1, 2007 to September 30, 2007 (Successor) and for the period January 1, 2007 to May 31, 2007 (Predecessor)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (Successor), the period June 1, 2007 to September 30, 2007 (Successor) and for the period January 1, 2007 to May 31, 2007 (Predecessor)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4T.	Controls and Procedures	44
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		46

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$1,125	$366
Accounts receivable, net of allowance for doubtful accounts of $2,088 in 2008 and $1,614 in 2007	42,122	49,093
Inventories	1,542	1,502
Rental equipment, net	301,329	338,226
Property and equipment, net	28,337	27,219
Prepaid expenses and other assets	20,356	21,242
Goodwill	329,710	329,710
Intangible assets, net	101,282	129,792
Total assets	$825,803	$897,150

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$4,831	$4,558
Accrued expenses and other liabilities	49,092	38,834
Credit facility	165,000	190,000
Second lien facility	290,000	290,000
10% senior notes	230,000	230,000
Deferred tax liability, net	5,866	28,721
Total liabilities	744,789	782,113

Stockholder’s equity
Class A Common Stock; $.01 par value; 25,000 shares authorized; 1,000 shares issued and outstanding	1	1
Additional paid-in capital	203,887	202,474
Accumulated deficit	(112,028)	(77,880)
Accumulated other comprehensive loss, net of tax	(10,846)	(9,558)
Total stockholder’s equity	81,014	115,037
Total liabilities and stockholder’s equity	$825,803	$897,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Successor
	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007
Revenues
Rental revenues	$61,446	$70,086
Equipment sales	5,919	7,424
Parts and service	3,986	3,905
Total revenues	71,351	81,415

Cost of revenues
Cost of equipment sold	4,522	6,460
Depreciation of rental equipment	15,151	19,794
Maintenance of rental equipment	18,571	19,046
Cost of parts and service	2,474	2,417
Total cost of revenues	40,718	47,717
Gross profit	30,633	33,698

Other operating expenses
Selling, general and administrative expenses	18,932	19,514
Impairment loss - intangibles	7,513	-
Other depreciation and amortization	9,220	13,347
Total other operating expenses	35,665	32,861
(Loss) income from operations	(5,032)	837

Other expenses
Interest expense	14,444	16,006
Amortization of debt issue costs	508	517
Total other expenses	14,952	16,523

Loss before income taxes	(19,984)	(15,686)
Benefit from income taxes	7,793	6,274
Net loss	$(12,191)	$(9,412)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Successor	Predecessor
	For the Nine Months Ended September 30, 2008	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007
Revenues
Rental revenues	$177,998	$93,322	$108,149
Equipment sales	23,297	9,173	20,573
Parts and service	10,873	5,066	5,936
Total revenues	212,168	107,561	134,658

Cost of revenues
Cost of equipment sold	18,251	8,020	14,289
Depreciation of rental equipment	49,603	25,794	25,211
Maintenance of rental equipment	53,447	25,102	30,218
Cost of parts and service	6,860	3,145	3,704
Total cost of revenues	128,161	62,061	73,422
Gross profit	84,007	45,500	61,236

Other operating expenses
Selling, general and administrative expenses	58,246	25,391	36,475
Transaction-related operating costs	-	-	7,283
Impairment loss - intangibles	7,513	-	-
Other depreciation and amortization	28,091	15,554	2,949
Total other operating expenses	93,850	40,945	46,707
(Loss) income from operations	(9,843)	4,555	14,529

Other expenses
Interest expense (including related party interest of $4,172 for January 1, 2007 to May 31, 2007)	44,471	21,655	21,068
Transaction-related financing costs	-	-	57,745
Amortization of debt issue costs	1,487	2,033	900
Total other expenses	45,958	23,688	79,713

Loss before income taxes	(55,801)	(19,133)	(65,184)
Benefit from income taxes	21,653	7,651	23,131
Net loss	$(34,148)	$(11,482)	$(42,053)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEFF CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Successor	Predecessor
	For the Nine Months Ended September 30, 2008	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007

Cash Flows from Operating Activities
Net loss	$(34,148)	$(11,482)	$(42,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,697	29,038	28,160
Amortization of debt issue costs	1,487	2,033	900
Amortization of intangibles	20,997	12,310	-
Gain on sale of equipment	(5,046)	(1,153)	(6,284)
Provision for bad debt	1,663	128	558
Stock compensation expense	1,413	378	4,923
Deferred income taxes	(22,032)	(7,651)	(23,131)
Impairment loss - intangibles	7,513	-	-
Transaction - related costs	-	-	65,028
Changes in operating assets and liabilities:
Accounts receivable	5,308	(3,226)	4,749
Inventories and other assets	(641)	(1,608)	729
Accounts payable and accrued expenses	8,985	(2,417)	22,721
Net cash provided by operating activities	42,196	16,350	56,300
Cash Flows from Investing Activities
Purchases of rental equipment	(31,522)	(21,458)	(61,512)
Proceeds from sale of equipment	23,297	9,173	20,573
Purchases of property and equipment	(8,212)	(318)	(10,613)
Acquisition of the Company by the sponsor	-	(371,907)	-
Net cash used in investing activities	(16,437)	(384,510)	(51,552)
Cash Flows from Financing Activities
Repayments under predecessor credit facility	-	(158,750)	(4,750)
Net (repayments) borrowings under successor credit facility	(25,000)	203,000	-
Proceeds from second lien facility	-	290,000	-
Proceeds from 10% senior notes	-	230,000	-
Repayment of 11¼% second priority senior secured notes	-	(245,000)	-
Repayment of 13% senior subordinated notes	-	(80,000)	-
Proceeds from issuance of new Class A common stock	-	191,000	-
Capital contribution from parent	-	75	-
Payment of tender premiums	-	(42,600)	-
Debt issue costs	-	(19,640)	-
Net cash (used in) provided by financing activities	(25,000)	368,085	(4,750)
Net increase (decrease) in cash and cash equivalents	759	(75)	(2)
Cash and cash equivalents, beginning of period	366	156	158
Cash and cash equivalents, end of period	$1,125	$81	$156

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

As a result of the acquisition of the Company discussed in Note 2, the Company is referred to as the “Predecessor” for periods prior to June 1, 2007 and as the “Successor” for periods since June 1, 2007.  The Company presents its results for the nine months ended September 30, 2008 differently than its results for the same period in 2007, due to a change in accounting basis when purchase accounting was applied to the acquisition of the Company.  In accordance with purchase accounting, historical carrying values of assets acquired and liabilities assumed are adjusted to fair value, which may yield results that are not comparable on a period to period basis.

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Successor’s audited financial statements.  The condensed consolidated interim financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 (Successor), the three months ended September 30, 2007 (Successor), the period June 1, 2007 to September 30, 2007 (Successor) as well as the period January 1, 2007 to May 31, 2007 (Predecessor) are unaudited.  However, in the Company’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-14145), filed with the United States Securities and Exchange Commission (“SEC”) on March 27, 2008 (the “2007 Form 10-K”). The results of operations for the interim period are not necessarily indicative of the results which may be reported for the year ending December 31, 2008.

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

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Under SFAS 142, goodwill is not amortized, but instead is reviewed for impairment annually or more frequently if events indicate a decline in fair value below its carrying value. This means that the Company must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value on the Company’s balance sheet. If the fair value of the goodwill is less than the recorded value, the Company is required to write off the excess goodwill as an operating expense.

During the third quarter of 2008, circumstances indicated that the fair value of the Company’s goodwill may have declined below its carrying value and the Company concluded that it was required to perform an interim impairment test.

The Company uses an equally weighted combination of the income and market approaches to determine the fair value of its reporting units when performing its impairment test of goodwill in accordance with SFAS 142. The Company assigns an equal weight to the respective methods as they are both acceptable valuation approaches in determining the fair value of a business, and they both attempt to consider the entire value of a business from either an income stream or comparable market value.

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

The market approach establishes fair value by comparing the Company to other publicly traded companies or by analyzing actual transactions of similar businesses.

Based on the results of the interim goodwill impairment test, the Company concluded that its goodwill was not impaired as of its interim impairment test date.

Valuation of Long-lived Assets and Intangibles

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - BASIS OF PRESENTATION (Continued)

During the third quarter of 2008, circumstances indicated that the fair value of the Company’s customer list and its trademarks and tradenames may have declined below their carrying value and the Company concluded that it was required to perform an interim impairment test.

The Company tested its trademarks and tradenames using the royalty savings method, together with its customer list and goodwill for impairment in the third quarter of 2008 and concluded that the trademarks and tradenames were impaired and recognized an impairment loss of $7.5 million during the third quarter of 2008.  The Company determined that its customer list was not impaired as of its interim impairment test date.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and companies may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB approved the FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008.  The Company’s partial adoption of SFAS 157 has not materially affected how the Company determines fair value and it had no material impact on the Company’s unaudited condensed consolidated financial statements, but the Company’s partial adoption did result in additional required disclosures (see Note 10 - Fair Value Disclosures).  The Company is currently evaluating the impact that the adoption of SFAS 157, as it relates to non-financial assets and liabilities, will have on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amount attributable to the parent.  It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity.  SFAS 160 is effective for annual reporting periods beginning on or after December 15, 2008 and shall be applied prospectively.  The Company is currently evaluating the impact that adoption of SFAS 160 may have on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”), which will replace SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141-R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141-R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141-R is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. Early adoption of SFAS 141-R is not permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141-R.  SFAS 141-R will have an impact on accounting for business combinations once adopted, but its effect on the Company will depend upon the specifics of any business combination by the Company with an acquisition date subsequent to the date of adoption.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption of FSP 142-3 is not permitted.  The Company is currently evaluating the impact that adoption of FSP 142-3 may have on its financial condition, results of operations or cash flows.

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

On the Effective Date, LYN Holdings Corp., now known as Neff Holdings Corp. (“Neff Holdings”), acquired all of the outstanding shares of the Predecessor for approximately $935.9 million in total consideration.  Neff Holdings has no operations and is owned by Neff Holdings LLC (“Holdings”), certain members of senior management and members of our Board of Directors.  The following transactions (the “Transactions”) occurred as of the Effective Date in connection with the Acquisition:

●	The Sponsor purchased common units of Holdings for $191.0 million in cash, which Holdings contributed to Neff Holdings.

●	Certain members of the Company’s management contributed an additional $10.6 million to Neff Holdings in the form of rollover equity.

●	Neff Holdings contributed equity to Neff Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Neff Holdings.

●	Merger Sub merged with and into Neff. Neff survived the merger and became a wholly-owned subsidiary of Neff Holdings.

●	Neff borrowed $214.3 million under a $350.0 million senior secured asset-based revolving credit facility (the “Credit Facility”).

●	Neff borrowed $290.0 million under a senior secured second lien term loan (the “Second Lien Facility” and, together with the Credit Facility, the “Senior Secured Credit Facilities”).

●	Neff issued $230.0 million aggregate principal amount of 10% Senior Notes due 2015 (the “10% Notes”).

●	Net merger consideration of $366.8 million was paid to the Neff stockholders and option holders.

●
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

●	Tender premiums of $42.6 million were paid in connection with the repayment of the Predecessor’s existing indebtedness.

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - INTANGIBLE ASSETS

In connection with the Transactions, the Company’s intangible assets were valued by management.  The carrying amount and accumulated amortization of intangible assets as of September 30, 2008, consisted of the following (in thousands, except as noted):

	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2008
Indefinite life:
Trademarks and tradenames	N/A	$24,039	$-	$24,039
Finite-life:
Customer list	12	119,783	(42,540)	77,243
Total intangible assets		$143,822	$(42,540)	$101,282

During the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period June 1, 2007 to September 30, 2007, amortization expense related to the customer list was $7.0 million, $21.0 million, $10.8 million and $12.3 million, respectively.

The Company tested its trademarks and tradenames for impairment in the third quarter of 2008 and concluded that they were impaired and recognized an impairment loss of $7.5 million during the third quarter of 2008.

The customer list is amortized on an accelerated basis, based on estimated cash flows over the useful life of the customer list.  Accumulated amortization and expected future annual amortization expense is as follows (in thousands):

Accumulated amortization at September 30, 2008	$42,540

Amortization expense:
Remainder of 2008	6,998
2009	18,605
2010	13,199
2011	9,254
2012	5,732
2013	3,206
2014 through 2018	20,249
Total	$119,783

NOTE 4 - STOCK-BASED COMPENSATION

  During the three and nine months ended September 30, 2008 (Successor), stock compensation expense relating to the Company’s stock-based compensation awards was $0.5 million and $1.4 million, respectively.  During the three months ended September 30, 2007 (Successor), the periods January 1, 2007 to May 31, 2007 (Predecessor) and June 1, 2007 to September 30, 2007 (Successor) stock compensation expense relating to the Company’s stock-based compensation awards was $0.4 million, $4.9 million and $0.4 million, respectively.  During the three and nine months ended September 30, 2008, no stock-based awards were granted, forfeited or exercised.  Excluding the effect of the Transactions, during the period January 1 to May 31, 2007, no stock-based awards were granted, forfeited, or exercised.  During the period June 1, 2007 to September 30, 2007, no stock-based awards were forfeited or exercised.

On August 7, 2007, Neff Holdings granted options to certain employees of Neff Corp. to acquire 2,126,964 shares of Neff Holdings common stock  (the “2007 Employee Options”).  A portion of the 2007 Employee Options vest upon achievement of certain earnings based targets.  On August 13, 2007, the Company modified the definition of the earnings based targets of the 2007 Employee Options.  The modification did not affect the fair value of the 2007 Employee Options determined, as of August 7, 2007.  On August 22, 2007, Neff Holdings granted to three outside members of the Board of Directors options to acquire a total of 75,000 shares .

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are provided in the following table (in thousands):

	Successor	Successor	Predecessor
	For the Nine Months Ended September 30, 2008	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007

Cash paid for rental equipment additions:
Total fleet additions	$30,957	$17,313	$66,725
Less amounts included in accounts payable and accrued expenses at September 30 for the Successor and prior year Successor period and May 31, 2007 for the Predecessor period January 1, 2007 to May 31, 2007	(715)	(1,692)	(5,837)
Add amounts included in accounts payable and accrued expenses at December 31 of prior year (Successor and Predecessor) and June 1 of prior year (Successor)	1,280	5,837	624
Cash payments made for rental equipment additions	$31,522	$21,458	$61,512

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

In June 2007, the Company entered into two interest rate swap agreements to hedge the change in cash flows attributable to changes in interest rates associated with the Second Lien Facility (the “Interest Rate Swaps”). The agreements have a total notional value of $290.0 million. The Interest Rate Swaps effectively convert approximately 100% of the outstanding amount under the Second Lien Facility, which is floating-rate debt, to fixed-rate debt by having the Company pay fixed-rate amounts in exchange for the receipt of the amount of the floating-rate interest payments for the period between December 7, 2007 and December 7, 2010.  Under the terms of the agreements, a semi-annual net settlement is made on June 7 and December 7 each year for the difference between the fixed rate of 5.621% and the variable rate based upon the six month LIBOR rate on the notional amount of the interest rate swap. The Interest Rate Swaps will be extended on a reduced notional amount of $100.0 million on December 8, 2010 through December 7, 2012.

The Company has designated the Interest Rate Swaps as cash flow hedges under SFAS 133. To record these Interest Rate Swaps as of September 30, 2008, the Company recorded the fair value of the derivative liability of $17.8 million in accrued expenses and other liabilities, offset by $10.9 million and $6.9 million in other comprehensive loss and deferred taxes, respectively. For the three and nine months ended September 30, 2008, there was no hedge ineffectiveness recorded in earnings.  For the period June 1, 2007 to September 30, 2007, there was no hedge ineffectiveness recorded in earnings.

All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of derivative financial instruments for trading or speculative purposes.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - DEBT

Debt consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands, except percent data):

	September 30, 2008	December 31, 2007
$350.0 million revolving Credit Facility with interest ranging from the lender’s prime rate plus 0.5% to LIBOR plus up to 1.5% (3.99% at September 30, 2008 and 6.74% at December 31, 2007) due 2013	$165,000	$190,000
Second Lien Facility with interest ranging from the lender’s prime rate plus 2.5% to LIBOR plus 3.5% due 2014	290,000	290,000
10% Notes due 2015	230,000	230,000
Total indebtedness	$685,000	$710,000

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

Neff also entered into a new $290.0 million Second Lien Facility on May 31, 2007, which is guaranteed by Neff’s parent company, Neff Holdings, and Neff’s subsidiaries and secured by a first priority security interest in substantially all of Neff’s assets. The interest rate on the Second Lien Facility was 6.4% and 8.4% at September 30, 2008 and December 31, 2007, respectively.  Due to the Interest Rate Swaps, the total interest rate payable for the Second Lien Facility at September 30, 2008 was 9.121% which included a 5.621% fixed rate (see Note 6 – Derivative Financial Instruments) and a 3.5% base rate.  Interest on the Second Lien Facility is due quarterly, and the Second Lien Facility matures in November 2014.

On May 31, 2007, Neff also issued $230.0 million in aggregate principal amount of 10% Notes. The 10% Notes are senior unsecured obligations of Neff and are guaranteed by its subsidiaries.  Interest is due semiannually in June and December, and the 10% Notes mature in June 2015.

    In connection with the issuance of 10% Notes, on September 4, 2007, Neff consummated an offer to exchange all outstanding, privately placed 10% Notes for an equal aggregate principal amount of 10% Notes registered under the Securities Act of 1933, as amended (the “Securities Act”).

The Company’s Credit Facility, Second Lien Facility and the indenture governing its 10% Notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness, capital expenditures and asset sales, and restricting the ability to pay dividends. The Company was in compliance with all covenants under its Credit Facility, Second Lien Facility and the indenture governing the 10% Notes as of September 30, 2008.

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - COMPREHENSIVE LOSS

The computation of comprehensive loss is as follows (in thousands):

	Successor	Successor	Successor	Successor	Predecessor
	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007
Net loss	$(12,191)	$(34,148)	$(9,412)	$(11,482)	$(42,053)

Other comprehensive loss:
Change in fair value of Interest Rate Swaps, net of tax	(1,699)	(1,288)	(4,081)	(5,441)	-
Total other comprehensive loss	(1,699)	(1,288)	(4,081)	(5,441)	-
Comprehensive loss	$(13,890)	$(35,436)	$(13,493)	$(16,923)	$(42,053)

NOTE 9 - INCOME TAXES

The following table summarizes the tax effects comprising the Company’s net deferred tax assets and liabilities (in thousands):

	September 30, 2008	December 31, 2007
Deferred Tax Assets
Net operating loss carryforwards	$83,553	$75,649
Alternative minimum tax credits	707	478
Interest rate swap liability	6,934	6,111
Intangible assets, allowance for bad debts and other	12,141	12,938
Total deferred tax assets	103,335	95,176
Valuation allowance	-	-
Deferred Tax Liabilities
Intangible assets	(39,500)	(50,619)
Prepaids	(577)	(498)
Depreciation	(69,124)	(72,780)
Net Deferred Tax Liability	$(5,866)	$(28,721)

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. As of September 30, 2008 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. In the event the Company were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2005 through 2007 and 2004 through 2007 are subject to examination by the federal and state taxing authorities, respectively. To the Company’s knowledge, there are no income tax examinations currently in process.

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

The following table reflects the carrying amounts and fair values of certain financial liabilities as of September 30, 2008 and December 31, 2007 (in thousands).  The carrying values of all other financial assets and liabilities approximate their fair value.

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Lien Facility	$290,000	$150,800	$290,000	$234,030
10% Notes	230,000	69,000	230,000	125,649
Interest Rate Swaps	17,779	17,779	15,668	15,668

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

As of September 30, 2008, the Company’s financial assets and liabilities subject to SFAS 157, as partially adopted by the Company, consist of the interest rate swaps only.

The following table provides fair value measurement information as of September 30, 2008 (in thousands):

Fair Value Measurements Using:
Quoted
Prices in
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps	$—	$17,779	$—

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

In accordance with criteria established under Rule 3-10(f) of Regulation S-X under the Securities Act the following tables present unaudited condensed consolidating financial information of (a) Neff, the issuer of the 10% Notes (the “Parent”), (b) Neff LLC and (c) Neff Rental (the “Guarantor Subsidiary”), in its capacity as guarantor of the 10% Notes:

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
BALANCE SHEET AS OF SEPTEMBER 30, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$1,123	$-	$2	$-	$1,125
Accounts receivable, net	42,122	-	-	-	42,122
Inventories	1,542	-	-	-	1,542
Rental equipment, net	301,329	-	-	-	301,329
Property and equipment, net	28,337	-	-	-	28,337
Investment in subsidiaries	-	30,265	30,265	(60,530)	-
Prepaid expenses and other assets	7,958	-	12,398	-	20,356
Goodwill	-	-	329,710	-	329,710
Intangible assets, net	-	-	101,282	-	101,282
Due (to) from affiliates	(163,045)	-	163,045	-	-
Total assets	$219,366	$30,265	$636,702	$(60,530)	$825,803

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$4,831	$-	$-	$-	$4,831
Accrued expenses and other liabilities	19,270	-	29,822	-	49,092
Credit facility	165,000	-	-	-	165,000
Second lien facility	-	-	290,000	-	290,000
10% senior notes	-	-	230,000	-	230,000
Deferred tax liability, net	-	-	5,866	-	5,866
Total liabilities	189,101	-	555,688	-	744,789
Stockholder’s equity
Class A Common Stock	-	-	1	-	1
Member’s surplus	-	30,265	-	(30,265)	-
Additional paid - in capital	-	-	203,887	-	203,887
Retained earnings (accumulated deficit)	30,265	-	(112,028)	(30,265)	(112,028)
Accumulated other comprehensive loss, net of tax	-	-	(10,846)	-	(10,846)
Total stockholder’s equity	30,265	30,265	81,014	(60,530)	81,014
Total liabilities and stockholder’s equity	$219,366	$30,265	$636,702	$(60,530)	$825,803

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
BALANCE SHEET AS OF DECEMBER 31, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

ASSETS

Cash and cash equivalents	$364	$-	$2	$-	$366
Accounts receivable, net	49,093	-	-	-	49,093
Inventories	1,502	-	-	-	1,502
Rental equipment, net	338,226	-	-	-	338,226
Property and equipment, net	27,219	-	-	-	27,219
Investment in subsidiaries	-	17,344	17,344	(34,688)	-
Prepaid expenses and other assets	7,865	-	13,377	-	21,242
Goodwill	-	-	329,710	-	329,710
Intangible assets, net	-	-	129,792	-	129,792
Due (to) from affiliates	(192,603)	-	192,603	-	-
Total assets	$231,666	$17,344	$682,828	$(34,688)	$897,150

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable	$4,558	$-	$-	$-	$4,558
Accrued expenses and other liabilities	19,764	-	19,070	-	38,834
Credit facility	190,000	-	-	-	190,000
Second lien facility	-	-	290,000	-	290,000
10% senior notes	-	-	230,000	-	230,000
Deferred tax liability	-	-	28,721	-	28,721
Total liabilities	214,322	-	567,791	-	782,113
Stockholder’s equity
Class A Common Stock	-	-	1	-	1
Member’s surplus	-	17,344	-	(17,344)	-
Additional paid - in capital	-	-	202,474	-	202,474
Retained earnings (accumulated deficit)	17,344	-	(77,880)	(17,344)	(77,880)
Accumulated other comprehensive loss, net of tax	-	-	(9,558)	-	(9,558)
Total stockholder’s equity	17,344	17,344	115,037	(34,688)	115,037
Total liabilities and stockholder’s equity	$231,666	$17,344	$682,828	$(34,688)	$897,150

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$61,446	$-	$-	$-	$61,446
Equipment sales	5,919	-	-	-	5,919
Parts and service	3,986	-	-	-	3,986
Total revenues	71,351	-	-	-	71,351

Cost of revenues
Cost of equipment sold	4,522	-	-	-	4,522
Depreciation of rental equipment	15,151	-	-	-	15,151
Maintenance of rental equipment	18,571	-	-	-	18,571
Costs of parts and service	2,474	-	-	-	2,474
Total cost of revenues	40,718	-	-	-	40,718
Gross profit	30,633	-	-	-	30,633

Other operating expenses
Selling, general and administrative expenses	18,932	-	-	-	18,932
Impairment loss - intangibles	-	-	7,513	-	7,513
Other depreciation and amortization	2,221	-	6,999	-	9,220
Total other operating expenses	21,153	-	14,512	-	35,665
Income (loss) from operations	9,480	-	(14,512)	-	(5,032)

Other expenses
Interest expense	1,934	-	12,510	-	14,444
Amortization of debt issue costs	174	-	334	-	508
Total other expenses	2,108	-	12,844	-	14,952

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	7,372	-	(27,356)	-	(19,984)
Benefit from income taxes	-	-	7,793	-	7,793
Equity earnings in subsidiaries	-	7,372	7,372	(14,744)	-
Net income (loss)	$7,372	$7,372	$(12,191)	$(14,744)	$(12,191)

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$177,998	$-	$-	$-	$177,998
Equipment sales	23,297	-	-	-	23,297
Parts and service	10,873	-	-	-	10,873
Total revenues	212,168	-	-	-	212,168

Cost of revenues
Cost of equipment sold	18,251	-	-	-	18,251
Depreciation of rental equipment	49,603	-	-	-	49,603
Maintenance of rental equipment	53,447	-	-	-	53,447
Costs of parts and service	6,860	-	-	-	6,860
Total cost of revenues	128,161	-	-	-	128,161
Gross profit	84,007	-	-	-	84,007

Other operating expenses
Selling, general and administrative expenses	58,246	-	-	-	58,246
Impairment loss – intangibles	-	-	7,513	-	7,513
Other depreciation and amortization	7,094	-	20,997	-	28,091
Total other operating expenses	65,340	-	28,510	-	93,850
Income (loss) from operations	18,667	-	(28,510)	-	(9,843)

Other expenses
Interest expense	6,649	-	37,822	-	44,471
Amortization of debt issue costs	508	-	979	-	1,487
Total other expenses	7,157	-	38,801	-	45,958

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	11,510	-	(67,311)	-	(55,801)
Benefit from income taxes	-	-	21,653	-	21,653
Equity earnings in subsidiaries	-	11,510	11,510	(23,020)	-
Net income (loss)	$11,510	$11,510	$(34,148)	$(23,020)	$(34,148)

 NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 1, 2007 TO SEPTEMBER 30, 2007
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Revenues
Rental revenues	$93,322	$-	$-	$-	$93,322
Equipment sales	9,173	-	-	-	9,173
Parts and service	5,066	-	-	-	5,066
Total revenues	107,561	-	-	-	107,561

Cost of revenues
Cost of equipment sold	8,020	-	-	-	8,020
Depreciation of rental equipment	25,794	-	-	-	25,794
Maintenance of rental equipment	25,102	-	-	-	25,102
Costs of parts and service	3,145	-	-	-	3,145
Total cost of revenues	62,061	-	-	-	62,061
Gross profit	45,500	-	-	-	45,500

Other operating expenses
Selling, general and administrative expenses	25,391	-	-	-	25,391
Other depreciation and amortization	3,244	-	12,310	-	15,554
Total other operating expenses	28,635	-	12,310	-	40,945
Income (loss) from operations	16,865	-	(12,310)	-	4,555

Other expenses
Interest expense	5,207	-	16,448	-	21,655
Amortization of debt issue costs	266	-	1,767	-	2,033
Total other expenses	5,473	-	18,215	-	23,688

Income (loss) before benefit from income taxes and equity earnings in subsidiaries	11,392	-	(30,525)	-	(19,133)
Benefit from income taxes	-	-	7,651	-	7,651
Equity earnings in subsidiaries	-	11,392	11,392	(22,784)	-
Net income (loss)	$11,392	$11,392	$(11,482)	$(22,784)	$(11,482)

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

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands)

	Guarantor Subsidiary	Neff LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$11,510	$11,510	$(34,148)	$(23,020)	$(34,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	56,697	-	-	-	56,697
Amortization of debt issue costs	508	-	979	-	1,487
Amortization of intangibles	-	-	20,997	-	20,997
Gain on sale of equipment	(5,046)	-	-	-	(5,046)
Provision for bad debt	1,663	-	-	-	1,663
Stock compensation expense	1,413	-	-	-	1,413
Deferred income taxes	-	-	(22,032)	-	(22,032)
Equity earnings in subsidiaries	-	(11,510)	(11,510)	23,020	-
Impairment loss - intangibles	-	-	7,513	-	7,513
Changes in operating assets and liabilities:
Accounts receivable	5,308	-	-	-	5,308
Inventories and other assets	(641)	-	-	-	(641)
Accounts payable and accrued expenses	344	-	8,641	-	8,985
Net cash provided by (used in) operating activities	71,756	-	(29,560)	-	42,196
Cash Flows from Investing Activities
Purchases of rental equipment	(31,522)	-	-	-	(31,522)
Proceeds from sale of equipment	23,297	-	-	-	23,297
Purchases of property and equipment	(8,212)	-	-	-	(8,212)
Net cash used in investing activities	(16,437)	-	-	-	(16,437)
Cash Flows from Financing Activities
Net repayments under successor credit facility	(25,000)	-	-	-	(25,000)
Due (from) to affiliates	(29,560)	-	29,560	-	-
Net cash (used in) provided by financing activities	(54,560)	-	29,560	-	(25,000)
Net increase in cash and cash equivalents	759	-	-	-	759
Cash and cash equivalents, beginning of period	364	-	2	-	366
Cash and cash equivalents, end of period	$1,123	$-	$2	$-	$1,125

NEFF CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 1, 2007 TO SEPTEMBER 30, 2007
(in thousands)

	Guarantor Subsidiary	Neff Rental LLC	Parent	Eliminations	Condensed Consolidated

Cash Flows from Operating Activities
Net income (loss)	$11,392	$11,392	$(11,482)	$(22,784)	$(11,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	29,038	-	-	-	29,038
Amortization of debt issue costs	266	-	1,767	-	2,033
Amortization of intangibles	-	-	12,310	-	12,310
Gain on sale of equipment	(1,153)	-	-	-	(1,153)
Provision for bad debt	128	-	-	-	128
Stock compensation	378	-	-	-	378
Deferred income taxes	-	-	(7,651)	-	(7,651)
Equity earnings in subsidiaries	-	(11,392)	(11,392)	22,784	-
Changes in operating assets and liabilities:
Accounts receivable	(3,226)	-	-	-	(3,226)
Inventories and other assets	(1,608)	-	-	-	(1,608)
Accounts payable and accrued expenses	(2,417)	-	-	-	(2,417)
Net cash provided by (used in) operating activities	32,798	-	(16,448)	-	16,350
Cash Flows from Investing Activities
Purchases of rental equipment	(21,458)	-	-	-	(21,458)
Proceeds from sale of equipment	9,173	-	-	-	9,173
Purchases of property and equipment	(318)	-	-	-	(318)
Acquisition of the Company by the sponsor	-	-	(371,907)	-	(371,907)
Net cash used in investing activities	(12,603)	-	(371,907)	-	(384,510)
Cash Flows from Financing Activities
Repayments under predecessor credit facility	(158,750)	-	-	-	(158,750)
Borrowings under successor credit facility	203,000	-	-	-	203,000
Proceeds from second lien facility	-	-	290,000	-	290,000
Proceeds from 10% senior notes	-	-	230,000	-	230,000
Repayment of 11¼% second priority senior secured notes	-	(245,000)	-	-	(245,000)
Repayment of 13% senior subordinated notes	-	(80,000)	-	-	(80,000)
Proceeds from issuance of new Class A common stock	-	-	191,000	-	191,000
Capital contribution from parent	-	-	75	-	75
Payment of tender premiums	-	(42,600)	-	-	(42,600)
Debt issue costs	(4,728)	-	(14,912)	-	(19,640)
Due (from) to affiliates	(59,792)	367,600	(307,808)	-	-
Net cash (used in) provided by financing activities	(20,270)	-	388,355	-	368,085
Net decrease in cash and cash equivalents	(75)	-	-	-	(75)
Cash and cash equivalents, beginning of period	156	-	-	-	156
Cash and cash equivalents, end of period	$81	$-	$-	$-	$81

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the section entitled, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in this Quarterly Report on Form 10-Q and in the section entitled “Forward-Looking Statements.”  Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the historical unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are the eleventh largest equipment rental company in the United States as measured by rental revenues. Through our 65 branches located primarily in the sunbelt states, we rent a broad variety of construction and industrial equipment, including earthmoving, material handling, aerial, compaction and related equipment. We derive revenue from equipment rentals, selling new and used equipment, parts and supplies, and from other related rental activities.

Our revenues are affected primarily by the demand for our equipment, the rental rates we can charge for our equipment, the amount of rental fleet we have available for rent and the general economic conditions in the geographic regions in which we operate, particularly conditions affecting the non-residential construction industry.

We divide our total revenues into the following three categories:

●	Rental revenues. This category includes rental revenues and related revenues such as the fees we charge for the pickup and delivery of equipment, damage waivers and other surcharges.

●	Equipment sales. This category includes revenues from the sale of our used rental equipment as well as sales of new equipment to our customers.

●
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

The following discussion and analysis compares the three and nine months ended September 30, 2008 to the three months ended September 30, 2007 and combined nine months ended September 30, 2007.  In evaluating our results of operations and financial performance, our management has used combined results for the nine months ended September 30, 2007 as a single measurement period.  Due to the Transactions, we believe that comparisons between the nine months ended September 30, 2008 and either the Successor’s results for the period June 1, 2007 to September 30, 2007 or the Predecessor’s results for the period January 1, 2007 to May 31, 2007 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Current Business Environment and Outlook

We operate in a competitive and capital-intensive business environment. The participants in our industry consist of national, regional and local rental companies, certain original equipment manufacturers, or OEMs, and their dealers and national home improvement store chains. The equipment rental industry is highly cyclical and its revenues are closely tied to general economic conditions and to conditions in the U.S. non-residential construction industry in particular.  Beginning in the second half of fiscal 2007 and continuing through the current quarter, the equipment rental environment in a number of our key markets, particularly in Florida and California, became more challenging.  The current disruption and deterioration in the U.S., European and global financial markets has led to further declines in economic activity, including decreasing activity in non-residential construction, which has caused further weakness in our end markets.  As a result, we have experienced lower demand for our rental equipment and a decrease in rental rates, particularly in the earthmoving category, and we expect this to continue for the remainder of 2008 and into 2009.  We have responded to this market environment by re-deploying equipment to regions with greater demand, selling some of our under-utilized fleet and decreasing our purchases of new equipment.   We are significantly impacted by factors affecting demand for earthmoving equipment, which as of September 30, 2008, accounted for 46.5% of the total Original Cost, which we define as the cost originally paid to manufacturers or the original amount financed under our operating leases, of our rental fleet.  Macroeconomic factors and regional conditions (including hurricane-related activities) that affect the U.S. non-residential construction industry and the rental equipment market are outside of our control, and may affect our operating results in future periods.

 Business Cycles and Seasonality

Our operating results are subject to annual and seasonal fluctuations resulting from a variety of factors, including overall economic conditions and construction activity in the geographic regions we serve. These factors include changes in the competitive supply of rental equipment, the number of our significant competitors and seasonal rental patterns resulting in lower rental activity by our customers during the winter. Thus, the results of any period are not necessarily indicative of the results that may be expected from any other period.

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

Derivative Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), we have designated certain derivative arrangements entered into in June 2007 as cash flow hedges and recognized the fair value of the instruments on our unaudited condensed consolidated balance sheet. Gains and losses related to a hedge and that result from changes in the fair value of the hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or the effective portion is deferred and reported as a component of other comprehensive income (loss) in stockholder’s equity and subsequently recognized in income when the hedged item affects earnings. To record these swaps as of September 30, 2008, we recorded the fair value of the derivative liability of $17.8 million in accrued expenses and other liabilities, offset by $10.9 million and $6.9 million in other comprehensive loss and deferred taxes, respectively.

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Under SFAS 142, goodwill is not amortized, but instead is reviewed for impairment annually or more frequently if events indicate a decline in fair value below its carrying value. This means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an operating expense.

During the third quarter of 2008, circumstances indicated that the fair value of our goodwill may have declined below its carrying value and we concluded that we were required to perform an interim impairment test.

We use an equally weighted combination of the income and market approaches to determine the fair value of our reporting units when performing our impairment test of goodwill in accordance with SFAS 142.  We assign an equal weight to the respective methods as they are both acceptable valuation approaches in determining the fair value of a business, and they both attempt to consider the entire value of a business from either an income stream or comparable market value.

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

The market approach establishes fair value by comparing our company to other publicly traded companies or by analyzing actual transactions of similar businesses.

Based on the results of our interim goodwill impairment test, we concluded that our goodwill was not impaired as of our interim impairment test date.

Valuation of Long-lived Assets and Intangibles

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

During the third quarter of 2008, circumstances indicated that the fair value of our customer list and our trademarks and tradenames may have declined below their carrying value and we concluded that we were required to perform an interim impairment test.

We tested our trademarks and tradenames using the royalty savings method, together with our customer list and goodwill for impairment in the third quarter of 2008 and concluded that the trademarks and tradenames were impaired and recognized an impairment loss of $7.5 million during the third quarter of 2008.  We determined that our customer list was not impaired as of our interim impairment test date.

Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. As of September 30, 2008 and December 31, 2007, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. In the event that we were to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2005 through 2007 and 2004 through 2007 are subject to examination by the federal and state taxing authorities, respectively. To our knowledge, there are no income tax examinations currently in process.

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

The following is a reconciliation of net loss to Adjusted EBITDA as defined in our Credit Facility. The terms and related calculations are defined in the senior secured credit agreement for the Credit Facility and indenture governing the 10% Notes (in thousands):

	Successor	Successor	Successor	Successor	Predecessor
	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007
Net loss	$(12,191)	$(34,148)	$(9,412)	$(11,482)	$(42,053)
Benefit from income taxes	(7,793)	(21,653)	(6,274)	(7,651)	(23,131)
Interest expense	14,444	44,471	16,006	21,655	21,068
Depreciation of rental equipment	15,151	49,603	19,794	25,794	25,211
Other depreciation	2,221	7,094	2,567	3,244	2,949
Amortization expense	7,507	22,484	11,297	14,343	900
EBITDA	19,339	67,851	33,978	45,903	(15,056)

Stock compensation expense(a)	471	1,413	378	378	4,923
Monitoring fee(b)	636	1,912	624	833	-
Impairment loss - intangibles	7,513	7,513	-	-	-
Transaction-related costs(c)	-	-	-	-	65,028
Adjusted EBITDA	$27,959	$78,689	$34,980	$47,114	$54,895

(a)	The adjustment reflects the effect of stock compensation expenses recorded in the periods presented in accordance with SFAS 123-R.
(b)	The adjustment reflects the effect of the annual monitoring fees to be paid to affiliates of the Sponsor and certain other parties in connection with the Transactions.
(c)	The adjustment reflects the effect of the transaction-related costs in connection with the Transactions.

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

As illustrated in the table below, dollar utilization for the three months ended September 30, 2008 and the three months ended September 30, 2007, was 48.6% and 50.9%, respectively, and for the nine months ended September 30, 2008 and the combined nine months ended September 30, 2007, was 47.0% and 49.4%, respectively (in thousands, except percent data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Combined Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Total rental revenues	$61,446	$70,086	$177,998	$201,471
Re-rent revenues	(1,959)	(1,774)	(5,041)	(4,885)
Net rental revenues(a)	$59,487	$68,312	$172,957	$196,586
Average monthly Original Cost(b)(c)	485,992	538,778	492,097	533,045
Dollar utilization(d)	48.6%	50.9%	47.0%	49.4%

(a)
Amounts are annualized when determining dollar utilization for periods of less than 12 months. Accordingly, annualized net rental revenues for the three months ended September 30, 2008 and the three months ended September 30, 2007 are $236,145 and $274,299, respectively and for the nine months ended September 30, 2008 and the combined nine months ended September 30, 2007 are $231,198 and $263,123 respectively.

(b)	Average monthly Original Cost includes the cost of equipment held in the rental fleet under operating leases.
(c)	Average monthly Original Cost for each period is presented as the average of the monthly original cost computations for each of the months in the periods presented.
(d)	Dollar utilization is calculated as net rental revenues divided by average monthly Original Cost.

Results of Operations

Three Months ended September 30, 2008 Compared with the Three Months ended September 30, 2007

The following table illustrates our operating activity for the three months ended September 30, 2008 and the three months ended September 30, 2007.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	% Change
	(dollars in thousands)		(1)(2)
Revenues
Rental revenues	$61,446	$70,086	(12.3)
Equipment sales	5,919	7,424	(20.3)
Parts and service	3,986	3,905	2.1
Total revenues	71,351	81,415	(12.4)

Cost of revenues
Cost of equipment sold	4,522	6,460	(30.0)
Depreciation of rental equipment	15,151	19,794	(23.5)
Maintenance of rental equipment	18,571	19,046	(2.5)
Costs of parts and service	2,474	2,417	2.4
Total cost of revenues	40,718	47,717	(14.7)
Gross profit	30,633	33,698	(9.1)

Other operating expenses
Selling, general and administrative expenses	18,932	19,514	(3.0)
Impairment loss – intangibles	7,513	-	n/m
Other depreciation and amortization	9,220	13,347	(30.9)
Total other operating expenses	35,665	32,861	8.5
(Loss) income from operations	(5,032)	837	n/m

Other expenses
Interest expense	14,444	16,006	(9.8)
Amortization of debt issue costs	508	517	(1.7)
Total other expenses	14,952	16,523	(9.5)

Loss before benefit from income taxes	(19,984)	(15,686)	27.4
Benefit from income taxes	7,793	6,274	24.2
Net loss	$(12,191)	$(9,412)	29.5

(1)	“n/m” means the percentage change is not meaningful.
(2)	“%” change means the percentage change between the operating activity for the three months ended September 30, 2008 and the three months ended September 30, 2007.

Total Revenues. Total revenues for the three months ended September 30, 2008 decreased 12.4% to $71.4 million from $81.4 million for the three months ended September 30, 2007. The components of our revenues are discussed below.

Rental Revenues. Rental revenues for the three months ended September 30, 2008 decreased 12.3% to $61.4 million from $70.1 million for the three months ended September 30, 2007. The decrease in rental revenues was primarily due to a decrease in rental rates and a decrease in fleet size that reduced the amount of equipment available for rent.  For the three months ended September 30, 2008, we estimate our rental rates decreased 6.4% in comparison to the three months ended September 30, 2007. Average rental fleet valued at Original Cost for the three months ended September 30, 2008, decreased by 9.8% to $486.0 million.  The decrease in rental rates led to a decrease in dollar utilization to 48.6% for the three months ended September 30, 2008 from 50.9% for the three months ended September 30, 2007.

Equipment Sales. Equipment sales revenue for the three months ended September 30, 2008 decreased 20.3% to $5.9 million from $7.4 million for the three months ended September 30, 2007. The decrease in equipment sales was the result of our asset management strategy, which focused on reducing fleet levels, during the three months ended September 30, 2007, but did not require similar levels of sales in the three months ended September 30, 2008.  Equipment sales decreased to 8.3% of total revenues for the three months ended September 30, 2008 from 9.1% of total revenues for the three months ended September 30, 2007.

Parts and Service. Revenues from the sales of parts and service for the three months ended September 30, 2008 increased 2.1% to $4.0 million from $3.9 million for the three months ended September 30, 2007.  Parts and service revenue as a percentage of total revenues increased to 5.6% of total revenues for the three months ended September 30, 2008 from 4.8% of total revenues for the three months ended September 30, 2007.

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 30.0% to $4.5 million for the three months ended September 30, 2008 from $6.5 million for the three months ended September 30, 2007, as a result of the decrease in the amount of equipment sales in the three months ended September 30, 2008 compared to the corresponding period in the prior year.  The effect of the purchase accounting adjustments related to the revaluation of the rental fleet also increased the cost of equipment sold by approximately $1.1 million in the three months ended September 30, 2007.

Depreciation of Rental Equipment. Depreciation of rental equipment for the three months ended September 30, 2008 decreased 23.5% to $15.2 million from $19.8 million for the three months ended September 30, 2007. The decreased depreciation expense of rental equipment was primarily due to a decrease in size of our rental fleet and also due to a decrease in the amount of additional depreciation expense resulting from purchase accounting adjustments related to the revaluation of the rental fleet in 2007.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in the depreciable base of rental equipment, increased depreciation expense by approximately $1.8 million in the three months ended September 30, 2008 and approximately $4.9 million for the three months ended September 30, 2007.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 2.5% to $18.6 million for the three months ended September 30, 2008 from $19.0 million for the three months ended September 30, 2007, primarily as a result of decreases in maintenance parts and supplies, payroll and payroll-related expenses that were partially offset by increased fuel expenses.

Cost of Parts and Service. Costs associated with our parts and service revenue increased 2.4% to $2.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily as a result of increased fuel expenses.

Gross Profit. Gross profit for the three months ended September 30, 2008 decreased 9.1% to $30.6 million or 42.9% of total revenues from $33.7 million or 41.4% of total revenues for the three months ended September 30, 2007. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit (which we define as rental revenues minus depreciation of rental equipment and maintenance of rental equipment) of $3.5 million. The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit by approximately $1.8 million for the three months ended September 30, 2008 and approximately $6.0 million for the three months ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 decreased 3.0% to $18.9 million from $19.5 million for the three months ended September 30, 2007.   The decrease in selling, general and administrative expenses was primarily due to decreases in payroll and payroll related expense, partially offset by an increase in bad debt expense.  Selling, general and administrative expenses increased to 26.5% of total revenues for the three months ended September 30, 2008 from 24.0% of total revenues for the three months ended September 30, 2007.  Stock compensation expense for the three months ended September 30, 2008 increased to $0.5 million from $0.4 million for the three months ended September 30, 2007.

Impairment Loss - Intangibles.  After testing our intangibles for impairment in the third quarter of 2008, we concluded that our trademarks and tradenames were impaired and recognized impairment losses of $7.5 million during the three months ended September 30, 2008.  There were no impairment losses recorded in the three months ended September 30, 2007.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the three months ended September 30, 2008 decreased 30.9% to $9.2 million from $13.3 million for the three months ended September 30, 2007. The decrease in other depreciation and amortization expense was primarily due to changes in the amount of intangible asset amortization.  For the three months ended September 30, 2008 amortization expense related to the amortization of intangibles decreased 35.1% to $7.0 million from $10.8 million for the three months ended September 30, 2007.

Loss from Operations. Loss from operations for the three months ended September 30, 2008 increased to $5.0 million from income from operations of $0.8 million for the three months ended September 30, 2007, primarily as a result of the foregoing reasons. The effect of purchase accounting adjustments decreased income from operations by approximately $9.6 million, or 13.5% of total revenues for the three months ended September 30, 2008 and approximately $18.3 million, or 22.5% of total revenues for the three months ended September 30, 2007.

Interest Expense. Interest expense for the three months ended September 30, 2008 decreased 9.8% to $14.4 million from $16.0 million for the three months ended September 30, 2007. The decrease was primarily due to the decrease in outstanding borrowings as well as lower interest rates on those borrowings.

Amortization of Debt Issue Costs. Amortization of debt issue costs for the three months ended September 30, 2008 decreased 1.7% to $0.5 million.

Net loss. For the reasons described above, we recorded a net loss for the three months ended September 30, 2008 of $12.2 million compared to a net loss of $9.4 million for the three months ended September 30, 2007.  The effect of purchase accounting adjustments decreased net income by approximately $5.9 million, or 8.2% of total revenues, for the three months ended September 30, 2008 and approximately $11.0 million, or 13.5% of total revenues for the three months ended September 30, 2007.

Nine Months ended September 30, 2008 Compared with the Combined Nine Months ended September 30, 2007

The following table illustrates our operating activity for the nine months ended September 30, 2008 and the combined nine months ended September 30, 2007.

	Successor	Successor	Predecessor	Combined
	Nine Months Ended September 30, 2008	Period June 1, 2007 to September 30, 2007	Period January 1, 2007 to May 31, 2007	Non-GAAP Nine Months Ended September 30, 2007	% Change
	(dollars in thousands)				(1)(2)
Revenues
Rental revenues	$177,998	$93,322	$108,149	$201,471	(11.7)
Equipment sales	23,297	9,173	20,573	29,746	(21.7)
Parts and service	10,873	5,066	5,936	11,002	(1.2)
Total revenues	212,168	107,561	134,658	242,219	(12.4)

Cost of revenues
Cost of equipment sold	18,251	8,020	14,289	22,309	(18.2)
Depreciation of rental equipment	49,603	25,794	25,211	51,005	(2.7)
Maintenance of rental equipment	53,447	25,102	30,218	55,320	(3.4)
Costs of parts and service	6,860	3,145	3,704	6,849	0.2
Total cost of revenues	128,161	62,061	73,422	135,483	(5.4)
Gross profit	84,007	45,500	61,236	106,736	(21.3)

Other operating expenses
Selling, general and administrative expenses	58,246	25,391	36,475	61,866	(5.9)
Transaction - related operating costs	-	-	7,283	7,283	n/m
Impairment losses - intangibles	7,513	-	-	-	n/m
Other depreciation and amortization	28,091	15,554	2,949	18,503	51.8
Total other operating expenses	93,850	40,945	46,707	87,652	7.1
(Loss) income from operations	(9,843)	4,555	14,529	19,084	(151.6)

Other expenses
Interest expense	44,471	21,655	21,068	42,723	4.1
Transaction - related financing costs	-	-	57,745	57,745	n/m
Amortization of debt issue costs	1,487	2,033	900	2,933	(49.3)
Total other expenses	45,958	23,688	79,713	103,401	(55.6)

Loss before benefit from income taxes	(55,801)	(19,133)	(65,184)	(84,317)	(33.8)
Benefit from income taxes	21,653	7,651	23,131	30,782	(29.7)
Net loss	$(34,148)	$(11,482)	$(42,053)	$(53,535)	(36.2)

(1)	“n/m” means the percentage change is not meaningful.
(2)	“%” change means the percentage change between the operating activity for the nine months ended September 30, 2008 and the combined nine months ended September 30, 2007.

Total Revenues. Total revenues for the nine months ended September 30, 2008 decreased 12.4% to $212.2 million from $242.2 million for the combined nine months ended September 30, 2007. The components of our revenues are discussed below.

Rental Revenues. Rental revenues for the nine months ended September 30, 2008 decreased 11.7% to $178.0 million from $201.5 million for the combined nine months ended September 30, 2007. The decrease in rental revenues was primarily due to a decrease in rental rates and a decrease in fleet size that reduced the amount of equipment available for rent.  For the nine months ended September 30, 2008, we estimate that rental rates decreased 6.8% in comparison to the combined nine months ended September 30, 2007.  Average rental fleet valued at Original Cost for the nine months ended September 30, 2008 decreased by 7.7% to $492.1 million.  The decrease in rental rates led to a decrease in dollar utilization to 47.0% for the nine months ended September 30, 2008 from 49.4% for the combined nine months ended September 30, 2007.

Equipment Sales. Equipment sales revenue for the nine months ended September 30, 2008 decreased 21.7% to $23.3 million from $29.8 million for the combined nine months ended September 30, 2007. The decrease in equipment sales was on the result of our asset management strategy, which called for lower levels of equipment sales in the first three quarters of fiscal 2008 as compared to the corresponding period in the prior year. Equipment sales decreased to 11.0% of total revenues for the nine months ended September 30, 2008 from 12.3% of total revenues for the combined nine months ended September 30, 2007.

Parts and Service. Revenues from the sales of parts and service for the nine months ended September 30, 2008 decreased 1.2% to $10.9 million from $11.0 million for the combined nine months ended September 30, 2007.  Parts and service revenue as a percentage of total revenues increased to 5.1% of total revenues for the nine months ended September 30, 2008 from 4.5% of total revenues for the combined nine months ended September 30, 2007.

Cost of Equipment Sold. Costs associated with the sale of rental equipment decreased 18.2% to $18.3 million for the nine months ended September 30, 2008 from $22.3 million for the combined nine months ended September 30, 2007, as a result of the decrease in the amount of equipment sales in the nine months ended September 30, 2008 compared to the corresponding period in the prior year.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet also increased the cost of equipment sold by approximately $0.3 million in the nine months ended September 30, 2008 and approximately $1.5 million for the combined nine months ended September 30, 2007.

Depreciation of Rental Equipment. Depreciation of rental equipment for the nine months ended September 30, 2008 decreased 2.7% to $49.6 million from $51.0 million for the combined nine months ended September 30, 2007. The decreased depreciation expense of rental equipment was primarily due to a decrease in the size of our rental fleet.  The effect of purchase accounting adjustments related to the revaluation of the rental fleet and the resulting increase in the depreciable base of rental equipment, increased depreciation expense by approximately $8.6 million in the nine months ended September 30, 2008 and approximately $5.8 million for the combined nine months ended September 30, 2007.

Maintenance of Rental Equipment. Maintenance costs associated with our rental equipment decreased 3.4% to $53.4 million for the nine months ended September 30, 2008 from $55.3 million for the combined nine months ended September 30, 2007, primarily as a result of decreases in maintenance parts and supplies, insurance, payroll and payroll-related expenses that were partially offset by increased fuel expenses.

Cost of Parts and Service. Costs associated with our parts and service increased 0.2% to $6.9 million for the nine months ended September 30, 2008 compared to the combined nine months ended September 30, 2007, primarily as a result of increased fuel expenses, offset partially by decreased sales of parts and service.

Gross Profit. Gross profit for the nine months ended September 30, 2008 decreased 21.3% to $84.0 million or 39.6% of total revenues from $106.7 million or 44.1% of total revenues for the combined nine months ended September 30, 2007. The decrease in gross profit was primarily due to a decrease in rental revenue gross profit of $20.2 million. The effect of purchase accounting adjustments related to the revaluation of the rental fleet decreased gross profit by approximately $8.9 million for the nine months ended September 30, 2008 and by approximately $7.3 million for the combined nine months ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008 decreased 5.9% to $58.2 million from $61.9 million for the combined nine months ended September 30, 2007.   The decrease in selling, general and administrative expenses was primarily due to a $3.9 million decrease in stock compensation expense as well as decreases in payroll and payroll-related expenses, partially offset by a $1.1 million increase in management fees paid to our Sponsor and a $1.0 million increase in bad debt expense.  Selling, general and administrative expenses increased to 27.5% of total revenues for the nine months ended September 30, 2008 from 25.5% of total revenues for the combined nine months ended September 30, 2007.  Stock compensation expense for the nine months ended September 30, 2008 decreased to $1.4 million from $5.3 million for the combined nine months ended September 30, 2007 due to the accelerated vesting of stock options recorded in the prior year as a result of the Acquisition.

Transaction-related operating costs. Transaction-related operating costs were $7.3 million for the combined nine months ended September 30, 2007. These costs consisted of seller-related expenses of $7.3 million for investment banking fees, outside attorney fees, and other third-party fees. There were no transaction-related operating costs recorded in 2008.

Impairment Loss - Intangibles.  After testing our intangibles for impairment in the third quarter of 2008, we concluded that our trademarks and tradenames were impaired and recognized impairment losses of $7.5 million during the nine months ended September 30, 2008.  There were no impairment losses recorded in the combined nine months ended September 30, 2007.

Other Depreciation and Amortization. Other depreciation (which relates to non-rental equipment) and amortization expense for the nine months ended September 30, 2008 increased 51.8% to $28.1 million from $18.5 million for the combined nine months ended September 30, 2007. The increase in other depreciation and amortization expense was primarily due to the effect of purchase accounting adjustments related to the amortization of intangible assets, which increased amortization expense by approximately $21.0 million in the nine months ended September 30, 2008 and by $12.3 million for the combined nine months ended September 30, 2007.  The increase in other depreciation and amortization was also due to the increase in the book value of our property and equipment as a result of the application of purchase accounting in connection with the Acquisition.

Loss from Operations. Loss from operations for the nine months ended September 30, 2008 increased $28.9 million, to a loss from operations of $9.8 million from income from operations of $19.1 million for the combined nine months ended September 30, 2007, primarily as a result of the foregoing reasons. The effect of purchase accounting adjustments decreased income from operations by approximately $33.4 million, or 15.7% of total revenues for the nine months ended September 30, 2008 and approximately $26.7 million, or 11.0% of total revenues for the combined nine months ended September 30, 2007.

Interest Expense. Interest expense for the nine months ended September 30, 2008 increased 4.1% to $44.5 million from $42.7 million for the combined nine months ended September 30, 2007. The increase was primarily due to increased borrowings incurred as a result of the Acquisition.

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

Amortization of Debt Issue Costs. Amortization of debt issue costs for the nine months ended September 30, 2008 decreased 49.3% to $1.5 million from $2.9 million for the combined nine months ended September 30, 2007.  The decrease was due to the fact that amortization expense related to an unused bridge loan commitment of $1.4 million was incurred in the combined nine months ended September 30, 2007.

Net Loss. For the reasons described above, we recorded a net loss for the nine months ended September 30, 2008 of $34.1 million compared to a net loss of $53.5 million for the combined nine months ended September 30, 2007.  The effect of purchase accounting adjustments decreased net income by approximately $20.3 million, or 9.6% of total revenues, for the nine months ended September 30, 2008 and approximately $16.0 million, or 6.6% of total revenues for the combined nine months ended September 30, 2007.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, our operating activities provided net cash flow of $42.2 million as compared to $72.7 million for the combined nine months ended September 30, 2007. The decrease is attributable primarily to decreases in net income and working capital.

Cash used in investing activities was $16.4 million for the nine months ended September 30, 2008 as compared to $436.1 million for the combined nine months ended September 30, 2007. Cash used in investing activities for the combined nine months ended September 30, 2007 included $371.9 million related to cash used in the Acquisition.  Cash used for the purchase of rental equipment was $31.5 million for the nine months ended September 30, 2008, compared to $83.0 million for the combined nine months ended September 30, 2007.  We received $23.3 million in cash proceeds from the sale of equipment for the nine months ended September 30, 2008 compared to $29.7 million for the combined nine months ended September 30, 2007.

Net cash used in financing activities was $25.0 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $363.3 million for the combined nine months ended September 30, 2007. The change in cash from financing activities was primarily due to cash provided by the Acquisition for the combined nine months ended September 30, 2007 combined with reduced levels of borrowings needed for equipment purchases for the nine months ended September 30, 2008.

Our primary sources of liquidity continue to be cash flow from operations and borrowings under the Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources and will be sufficient to meet our capital needs for at least the next 12 months.   Our ability to incur additional debt or refinance our existing debt, should it become desirable or necessary for us to do so, will be subject to future economic conditions and financial, business and other factors, many of which will not be within our control.  Recent disruption of the credit markets has significantly reduced the availability of debt financing, which could cause increases in the interest rates at which lenders are willing to extend additional financing to us. The impact of such an increase would be more significant to us than it would be for some other companies because of our substantial debt. For a discussion of risks related to our substantial indebtedness, see "Item 1A—Risk Factors" contained in  our 2007 Form 10-K, filed with the SEC on March 27, 2008, and available on the SEC’s website at www.sec.gov.

In connection with the Transactions, on May 31, 2007, we issued $230.0 million in aggregate principal amount of the 10% Notes.  The 10% Notes are unsecured senior indebtedness and are guaranteed by our domestic subsidiaries that also guarantee borrowings under the Senior Secured Credit Facilities.  On May 31, 2007, we also borrowed $290.0 million under the Second Lien Facility, which provides for a total borrowing of $290.0 million and borrowed $214.3 million under the Credit Facility, which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base formula.  The Senior Secured Credit Facilities bear interest at variable rates. The Credit Facility matures in 2013 and the Second Lien Facility matures in 2014.  As of September 30, 2008, borrowings under the Credit Facility totaled $165.0 million, with $84.3 million available for additional borrowings based on the borrowing base as of September 30, 2008.

The Senior Secured Credit Facilities and the indenture governing the 10% Notes contain various restrictive covenants.  The Credit Facility limits our ability to prepay other indebtedness, and requires us to obtain rental equipment appraisals on a semi-annual basis and maintain certain financial covenant ratios.  In addition, the Senior Secured Credit Facilities restrict our ability to, among other things, incur additional indebtedness, create liens, make investments and declare or pay any dividends.  The indenture governing the 10% Notes contains similar restrictive covenants that, among other things and subject to certain exceptions: (1) limits our ability and the ability of our operating subsidiary to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (2) places restrictions on our ability and the ability of our operating subsidiary to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.  We are in compliance with all covenants under the Credit Facility, the Second Lien Facility and the indenture governing the 10% Notes as of September 30, 2008.

We or our affiliates may, from time to time, repurchase our debt in the open market, through tender offers, block trades, exchanges of debt instruments, in privately negotiated transactions, or otherwise.  These repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

Contractual and Other Obligations

There have been no material changes to the contractual and other obligations included in our 2007 Form 10-K, filed with the SEC on March 27, 2008.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet transactions or interests.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  We believe these factors include but are not limited to those described under the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2007 Form 10-K, filed with the SEC on March 27, 2008, which is accessible on the SEC’s website at www.sec.gov.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q.

 All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Credit Facility is assumed to be equal to its carrying value, as interest rates approximate market rates. As of September 30, 2008, the 10% Notes had a face value of $230.0 million and an estimated fair value of $69.0 million based on the trading price at September 30, 2008, and the Second Lien Facility had a face value of $290.0 million and an estimated fair value of $150.8 million, based on quoted market prices.

At September 30, 2008, we had fixed rate debt of $230.0 million, consisting of the 10% Notes, and variable rate debt of $455.0 million, consisting of the Senior Secured Credit Facilities, however, the $290.0 million Second Lien Facility has been effectively converted to fixed rate debt for the period described below by interest rate swaps.   Holding debt levels constant, a one percentage point increase in interest rates would hypothetically increase annual interest expense for our variable rate debt by approximately $1.7 million.

The variable nature of our obligations under the Senior Secured Credit Facilities creates interest rate risk.  In order to mitigate this risk with respect to the Second Lien Facility, in June 2007, we entered into interest rate swap agreements (the “Interest Rate Swaps”) in the notional amount of $290.0 million to hedge the variable rate on the Second Lien Facility for the period between December 7, 2007 and December 7, 2010.  The Interest Rate Swaps will then be extended on a reduced notional basis of $100.0 million in order to hedge the variable rate on the Second Lien Facility for the period between December 8, 2010 and December 7, 2012.

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

As of September 30, 2008, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, (a) our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in Exchange Act reports was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (b) that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no material changes with respect to this item from the disclosures included in our 2007 Form 10-K, filed with the SEC on March 27, 2008, and available on the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

In addition to the risk factors discussed below, you should carefully consider risk factors included in our 2007 Form 10-K, filed with the SEC on March 27, 2008, and available on the SEC’s website at www.sec.gov.

Continued or further deterioration of U.S. and global market conditions could harm our operating and financial performance.

Market turmoil in the U.S., European and global financial markets in general, and tightening of credit have led to a widespread reduction of economic activity, including decreasing activity in the U.S. non-residential construction industry, which has, in turn, lowered demand for rental equipment.  The extent and duration of any future continued weakening of these credit markets is unknown.  In addition, there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the condition of the credit markets will be successful.  Continued declines in non-residential construction and industrial activity could adversely affect our operating results by decreasing our revenues and profit margins and impair our goodwill and our long-lived assets and intangibles.

The current credit market crisis has caused many lenders and institutional investors to stop providing or reduce funding to borrowers, including other financial institutions.  Our Credit Facility is a syndicated credit agreement under which each lender is severally liable for only its agreed part of the loan commitments. If one or more of the lenders under our Credit Facility fails, we may not be able to find a replacement lender, which could negatively impact our ability to borrow under the Credit Facility and fund our ongoing operations. If we desire or need additional financing for any reason, current conditions in the credit markets  may result in increases in the interest rates and imposition of other more onerous terms on which lenders are willing to make debt financing available to us. The impact of these changes could be significant to us because of our substantial debt. For a discussion of risks related to our indebtedness, see "Item 1A—Risk Factors" contained in our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1
Amended and Restated Certificate of Incorporation of Neff Corp. (previously filed as Exhibit 3.1 to Neff Corp’s Registration Statement on Form S-4, File No. 333-144428, filed with the Securities and Exchange Commission on July 9, 2007 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Neff Corp. (previously filed as Exhibit 3.2 to Neff Corp’s Registration Statement on Form S-4, File No. 333-144428, filed with the Securities and Exchange Commission on July 9, 2007 and incorporated herein by reference)

10.1	Form of Indemnification Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEFF CORP.
Date: November 14, 2008	/s/ GRAHAM HOOD
Graham Hood President and Chief Executive Officer
Date: November 14, 2008	/s/ MARK IRION
Mark Irion Executive Vice President, Chief Financial Officer and Secretary